Form 10QSB
period 1995-09-30
PHASE OUT OF AMERICA INC
filed 1996-02-06
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 0R 15 (d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the quarterly  period ended September 30, 1995

                                       OR

[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 OF THE
      SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________________ to ____________


Commission File Number: 33-18099-NY and 33-23169-NY

                           PHASE-OUT OF AMERICA, INC.
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                          11-2873662
(State or other jurisdiction of                       (I.R.S. Employer I.D. No.)
incorporation or organization)

                     140 Broadway, Lynbrook, New York 11563
                    (Address of principal executive offices)

Issuer's telephone number, including area code:  (516) 599-1900

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                        YES     X              NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

         Class                            Outstanding at September 30, 1995
-----------------------                   ---------------------------------
Common Stock, par value
   $.00003 per share                                  68,897,905

PHASE-OUT OF AMERICA, INC.
FINANCIAL STATEMENTS (Unaudited)
September 30, 1995

Financial Statements

Accountant's Disclaimer of Opinion .............................      F2
Balance Sheets .................................................   F3 to F4
Statements of Operations and Deficit ...........................      F5
Statements of Cash Flows .......................................      F6
Schedules of General and Administrative Expenses ...............      F7
Financial Data Schedule ........................................      F8
Notes to Financial Statements ..................................   F9 to F13


                                      -F1-

                               Stewart W. Robinson
                           Certified Public Accountant
                         450 Seventh Avenue, Suite 1009
                               New York, NY 10123
                                Tel. 212-629-7323
                                Fax 212-629-7052


PART 1 FINANCIAL INFORMATION
Item 1, financial statements


ACCOUNTANT'S DISCLAIMER OF OPINION


Shareholders and
Board of Directors
Phase-Out of America, Inc.
Lynbrook, New York

The accompanying balance sheet of Phase-Out of America, Inc. as of September 30, 1995 and the related statements of operations and deficit, cash flows, and schedule of general and administrative expenses for the nine and three months ended September 30, 1995 and 1994 were not audited by me and, accordingly, I do not express an opinion or any other form of assurance on them.

I previously examined, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1994, and the related statements of operations and deficit, and cash flows for the year then ended (not presented herein); and in my report dated March 25, 1995, I expressed an unqualified opinion on those financial statements, but I have not performed any auditing procedures since that date.

                                                 /s/ STEWART W. ROBINSON
                                                     Stewart W. Robinson

New York, New York
October 26, 1995


                                      -F2-

PHASE-OUT OF AMERICA, INC.
BALANCE SHEETS (Unaudited)

                                                   September 30,    December 31,
                                                        1995            1994
                                                   -------------    ------------
                                                    (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                 $151,263         $ 24,541
  Accounts receivable                                    66,706            2,084
  Inventory -- stated at the lower of cost
    or market - first-in first-out                      190,839          182,229
  Prepaid expenses                                       18,169           13,363
                                                       --------         --------
         TOTAL CURRENT ASSETS                           426,977          222,217

FIXED ASSETS, at cost, net of accumulated
 depreciation of  $12,939 (1995),
 $9,649 (1994)                                            8,586            9,886

SECURITY DEPOSITS                                         3,434            3,434

PATENTS - at cost, net of accumulated
  amortization of $3,060 and $857                        43,940           46,143
BOND DISCOUNT                                               108              408
                                                       --------         --------
                                                       $483,045         $282,088
                                                       ========         ========

                         (continued on next page . . . )

See accountant's disclaimer and notes to financial statements


                                      -F3-

PHASE-OUT OF AMERICA, INC.
BALANCE SHEETS (Unaudited) -- Continued

                                               September 30,       December 31,
                                                   1995               1994
                                               -------------       ------------
                                                (Unaudited)

LIABILITIES AND SHAREHOLDERS' DEFICIENCY

CURRENT LIABILITIES
  Senior secured notes payable, including
    accrued interest of $5,208                                      $   130,208
  Accounts payable and accrued expense           $   662,016            165,986
  Taxes payable                                       10,134              4,807
  Current portion of long term debt                   31,955             48,466
  Loan from director / shareholder                      --               20,000
  Amounts due to affiliate                              --              319,197
  Accrued officer compensation                       231,798            125,715
  Loans from Officer/Shareholder                       5,897              5,897
                                                 -----------        -----------
TOTAL CURRENT LIABILITIES                            941,800            820,276
                                                 -----------        -----------
SENIOR SUBORDINATED
  CONVERTIBLE DEBENTURES                             410,000

CAPITAL LEASES, net of current portion                  --                  586

STOCKHOLDERS' DEFICIENCY
  Series A Convertible Preferred Stock,
    par value $.001 per share --
    authorized 600,000 shares --
    no shares issued and outstanding

  Series B Convertible Preferred Stock,
    par value $.001 per share --
    authorized 5,000,000 shares --
    no shares issued and outstanding

  Common stock, $0.00003 par value:
  Authorized shares -- 100,000,000
    Issued and outstanding shares --
    68,897,905 at September 30, 1995
    60,284,333 at December 31, 1994                    2,067              1,809

    Capital in excess of par                       1,828,557          1,481,809

    Accumulated deficit                           (2,699,379)        (2,022,392)
                                                 -----------        -----------
                                                    (868,755)          (538,774)
                                                 -----------        -----------
Related party transactions -- Note 5
Commitments and other comments -- Note 8
                                                 $   483,045        $   282,088
                                                 ===========        ===========

See accountant's disclaimer and notes to financial statements


                                      -F4-

PHASE-OUT OF AMERICA, INC.
STATEMENTS OF OPERATIONS AND DEFICIT - UNAUDITED

                                         Nine Months Ended                  Three Months Ended
                                           September 30,                       September 30,
                                  -----------------------------        ----------------------------
                                      1995              1994              1995              1994
                                  -----------        ----------        ----------        ----------
Sales -- net - Note 2             $ 1,007,312        $  288,017        $  550,332        $   73,647
Royalty income                           --               2,930
                                  -----------        ----------        ----------        ----------
                                    1,007,312           290,947           550,332            73,647
Cost of sales                         166,667           110,571            87,902            23,111
                                  -----------        ----------        ----------        ----------
         Gross Profit                 840,645           180,376           462,430            50,536

OTHER INCOME AND EXPENSES:
Interest expense                      (35,122)           (4,210)          (22,572)           (1,225)
Other income                           22,518                               6,294
Interest and dividend income               66               382                                 213
                                  -----------        ----------        ----------        ----------
                                      828,107           176,548           446,152            49,524
  Selling, general and
    administrative                  1,505,094           434,210           660,154           146,229
                                  -----------        ----------        ----------        ----------
Net loss                             (676,987)       $ (257,662)       $ (214,002)       $  (96,705)
                                                     ==========        ==========        ==========
Deficit - January 1, 1995          (2,022,392)
                                  -----------
Deficit -
  September 30, 1995              $(2,699,379)
                                  ===========
Loss per share                    $     (0.01)          NIL               NIL               NIL
                                  ===========        ==========        ==========        ==========
Weighted average number
  of shares outstanding            67,000,000        55,000,000        68,000,000        54,000,000
                                  ===========        ==========        ==========        ==========

See accountant's disclaimer and notes to financial statements


                                      -F5-

PHASE-OUT OF AMERICA, INC.
STATEMENTS OF CASH FLOWS  - UNAUDITED

                                                    Nine Months Ended            Three Months Ended
                                                      September 30,                 September 30,
                                                ------------------------      ------------------------
                                                   1995           1994           1995          1994
                                                ---------      ---------      ---------      ---------
OPERATING ACTIVITIES
Net loss                                        $(676,987)     $(257,662)     $(214,002)     $ (96,705)
Adjustments to reconcile net income
  to cash used for operating activities:
Depreciation and amortization                       4,303          3,483          1,433          2,203
Decrease (increase) in accounts receivable        (64,622)        34,181        (14,253)        13,415
(Increase) in inventories                          (8,610)       110,571        (87,375)        23,111
(Increase) in prepaid and other current            (4,806)         1,873         (5,687)       (15,982)
(Increase) in accrued officer compensation        106,083         66,043         39,000         25,581
(Decrease) increase in accounts payable and
  accrued expenses                                496,030        (13,499)       446,799        (10,057)
(Decrease) increase in taxes payable                5,327        (12,533)           317            882
Bond discount                                         300             85            100
(Decrease) increase in due to affiliate          (319,197)       (48,011)      (257,009)       (36,000)
Expenses paid through the issuance
  of restricted common stock                      220,570         28,524            420          8,450
                                                ---------      ---------      ---------      ---------
    CASH USED FOR OPERATING ACTIVITIES           (241,609)       (86,945)       (90,257)       (85,102)

INVESTING ACTIVITIES
Acquisition of fixed assets                          (800)        (2,113)          (800)        (2,113)
Increase in security deposits
                                                ---------      ---------      ---------      ---------
      CASH PROVIDED BY (USED FOR)
        INVESTING ACTIVITIES                         (800)        (2,113)          (800)        (2,113)
                                                ---------      ---------      ---------      ---------
FINANCING ACTIVITIES
Debt and capital lease payments                    (7,097)        (4,441)        (5,546)        (1,628)
Sales of Common Stock                             115,000                        65,000
Proceeds from senior secured notes payable           --          125,000                       125,000
Advances from officer/stockholder
Repayment of loans from officer/stockholder       (20,000)        (8,000)       (20,000)
Proceeds from debentures                          279,792                        95,000
Conversion on bond interest to common               1,436
                                                ---------      ---------      ---------      ---------
    CASH PROVIDED BY FINANCING ACTIVITIES         369,131        112,559        134,454        123,372
                                                ---------      ---------      ---------      ---------
    INCREASE (DECREASE) IN CASH                   126,722         23,501         43,397         36,157

Cash at beginning of period                        24,541         18,719        107,866          6,063
                                                ---------      ---------      ---------      ---------
Cash at end of period                           $ 151,263      $  42,220      $ 151,263      $  42,220
                                                =========      =========      =========      =========
Supplemental information:
  Interest paid during the period               $  11,808      $     675      $  11,358      $     450
                                                =========      =========      =========      =========

See accountant's disclaimer and notes to financial statements


                                      -F6-

PHASE-OUT OF AMERICA, INC.
SCHEDULE OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES
SCHEDULE 1  (UNAUDITED)

                                                                    Nine Months Ended                      Three Months Ended
                                                                      September 30,                           September 30,
                                                             ------------------------------          -------------------------------
                                                                1995                1994                1995                 1994
                                                             ----------          ----------          ----------           ----------
SELLING EXPENSES:
 Television marketing expense                                $  481,515          $     --            $  283,669           $     --
 Advertising and promotion                                      218,644              27,736              62,097                3,538
 Fulfillment and credit card                                    163,747              16,664             103,418                6,378
 Commissions and royalties                                       65,554              37,128              15,476               17,559
 Travel and entertainment                                        36,964              49,615              15,729               10,845
 Auto lease                                                      14,873              17,240               3,889                4,661
 Auto expense                                                    18,373               6,797              11,327                3,145
 Postage and shipping - net                                         446               8,475              (7,977)               3,516

GENERAL AND ADMINISTRATIVE EXPENSES:
 Officers' compensation                                         230,845             102,517              95,800               33,781
 Salaries                                                        59,049              31,050              23,487               13,996
 Consulting fees                                                 65,241              11,275                (630)               2,450
 Insurance expense                                               29,790              29,853              10,850                6,821
 Professional fees                                               20,304              20,739               7,498                7,771
 Telephone                                                       18,594              20,998               7,199                9,680
 Payroll taxes                                                   16,532              10,781               9,176                5,265
 Financing costs                                                 15,549                --                 1,562                 --
 Office supplies and expense                                     13,145               9,283               2,747                4,039
 Rent                                                            12,750              13,500               6,000                4,500
 Miscellaneous                                                    8,624               5,793               5,790                4,358
 Depreciation and amortization                                    4,303               3,483               1,434                2,203
 Utilities                                                        3,704               7,177               1,083                  511
 Equipment rental                                                 2,989                --                  --                   --
 Repairs and maintenance                                          1,601               2,313                 410                  563
 Stock transfer fees                                              1,515               1,793                 120                  649
 State Franchise Taxes                                              443                --                  --                   --
                                                             ----------          ----------          ----------           ----------
                                                             $1,505,094          $  434,210          $  660,154           $  146,229
                                                             ==========          ==========          ==========           ==========

See accountant's disclaimer and notes to financial statements.


                                      -F7-

PHASE-OUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer September 30, 1995


NOTE  1  --  BACKGROUND  AND  BASIS  OF  PRESENTATION

Phase-Out of America, Inc. (the Company) incorporated in Delaware on July 17, 1987 for the purpose of obtaining scientific and clinical validation of the Phase-Out System smoking cessation product (the "Product") and to develop a marketing and distribution network in the United States. The Company emerged from the development stage in 1993.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations ($676,987 in 1995 and $257,662 in 1994), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. Additionally, the Company is preparing a response to a complaint by the Division of Advertising Practices of the FTC, the outcome of which cannot be determined at this time (see note 8). The Company is commencing a wide range of direct marketing activities to help improve revenues and is attempting to secure additional financing through private placement of debt and securities.

There is no assurance that a larger market can be developed for the product or that profitable operations will be achieved.

The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

The interim statements were prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1994 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1994. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of the results for the entire year ending December 31, 1995.


NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes in significant accounting policies:

Management implemented a change in accounting for revenues from sales made through television infomercials. This is a change only from the methods used in the immediately preceding quarter of the current year. Since the Company owns and is responsible for storing inventory until sold (title is retained by Company until merchandise is shipped to the retail consumer), taking orders, shipping and collections on all sales made via this medium (some activities delegated to outside fulfillment entities), the gross sales amount is now reported as sales.

Originally, in the quarter ended June 30, 1995, sales of this type were recorded net of all fulfillment and commission costs. The results of this change in presentation are substantial increases in sales, as well as expenses for fulfillment, credit card services and, commissions. This change in accounting and presentation has no effect on net loss.

                                      -F8-

PHASE-OUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer September 30, 1995


NOTE 3 -- STOCKHOLDERS' EQUITY

Stock Issued to Officers, Consultants, Affiliates and Employees:

In 1995, the Company issued 793,653 shares to officers and directors, 2,900,000 to Products & Patents and 2,922,705 shares to consultants. The 2,900,000 shares to P&P were issued to P&P for funding of certain public relations activities on behalf of the Company and for securing the international distribution rights (see Note 4).

Sales of common stock:

In April and July 1995, the Company sold 606,000 and 1,000,000 shares of restricted common stock to unrelated individuals for aggregate gross proceeds of $115,000.

Bond conversion:

In April 1995, two holders of $2,500 each in subordinated debenture bonds exercised the conversion right for 96,120 shares of restricted common stock. In July 1995, the Company issued 195,238 shares in conversion of certain subordinated debentures currently in default (face amount $10,000).

Common stock purchase warrants:

In June 1995, the board approved the extension of the Company's B warrants to December 31, 1995.

Registration of consultant securities:

In June 1995, a Form S-8 registration statement was filed with the Securities and Exchange Commission covering consultant shares.

Options:

The Company granted options to directors providing for $.075 share price. The options vest in February 1996, and are exercisable for five years thereafter.


NOTE 4 -- AMOUNTS DUE TO AND FROM AFFILIATED COMPANY

Amounts due to affiliated company, Products & Patents, Ltd. (P&P), a company related by common management and control, consisted of intercompany trade payables and bore no interest.

In August 1995, the relationship with P&P was terminated. Consequently, the Company's obligation to pay royalties has been discontinued. Pursuant to the termination of the relationship with P&P, all debt due to P&P was canceled in exchange for assumption of certain trade liabilities. In connection with this transaction, the Company assumed P&P's obligation to its supplier of approximately $401,000 and took title to 53,000 units of inventory.

                                      -F9-

PHASE-OUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer September 30, 1995


NOTE 5 -- RELATED PARTY TRANSACTIONS

Officers' Compensation

Compensation and expense reimbursements and allowances for the Secretary / Treasurer, President and Chairman / CEO were as follows:

                                                Nine Months Ended September 30,
                                                -------------------------------
                                                   1995              1994
                                                   ----              ----

Cash compensation                                $215,095(a)       $ 96,517
Bonuses  paid  by  issuance
 of restricted common stock                        15,750             6,000
                                                 --------          --------
                                                 $230,845          $102,517
                                                 --------          --------
Automobile lease                                 $ 14,873          $ 17,240
Automobile expenses                                 8,594             6,797
Entertainment expenses                             36,964            49,615
Telephone expenses                                  2,668             2,250


(a) $231,798 accrued and unpaid as of September 30, 1995.

Employment and Stock Ownership of Affiliate:

The Chairman / CEO is also an officer / director and significant shareholder of P&P and P&P is a significant shareholder of the Company. Accordingly, there may be conflicts of interest.

P&P is also a significant shareholder of the Company.

Loans from Officer/Stockholders:

An officer/stockholder is owed $5,897 by the Company. The loan bears interest at 10% and is payable on demand.

Other:

General Counsel to the Company is a relative of the officers. The Company incurred approximately $8,000 of legal fees with his firm in 1995. Also in 1995, the Company issued 100,000 shares of restricted common stock to this law firm to reduce the balance due them.


NOTE 6 -- INCOME TAXES

The Company has experienced losses since inception. At December 31, 1994 the Company has available net operating loss carryovers approximating $2,000,000 which begin to expire in 2002 until 2009.

The Company has provided for minimum state franchise taxes and taxes based on capital. Such taxes are included in selling, general and administrative expenses in the statement of operations.


NOTE 7 -- LONG TERM DEBT

Current portion of long-term debt:

Current portion of long-term debt consist of Subordinated Debentures of $29,000 and capital leases of $2,955.

                                     -F10-

PHASE-OUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer September 30, 1995


Default in subordinated debentures:

The Company is in default in payment of principal and interest with respect to certain subordinated debentures (face amount of $29,000). No default has been declared by the bondholders. Additionally, the Company has not complied with the provisions of the subordinated debenture agreements with respect to the sinking fund requirements.

Private Placement of Senior Subordinated Convertible Debentures:

In 1995, the Company received $285,000 in senior subordinated debt financing from private lenders (in addition to the $125,000 converted from senior secured notes).


NOTE 8--COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Dependency on Major Customers and Suppliers:

The Company is dependent on a few major customers and marketing methods controlled by specific outside marketers for substantially all of its revenues. Sales of approximately $763,000 (76% of net sales) were made in response to television infomercials controlled and promoted by one unrelated entity.

Pursuant to the amendment of the licensing agreement, the Company is no longer dependent on P&P for its product line. However, the Company is currently dependent on one supplier for the Phase-Out smoking cessation device. As of September 30, 1995, the balance due to this supplier was approximately $374,000.

The Company has spent time and money on diversifying its product line by adding the "Total Quit Smoking Program" and a group of consumable products called the "Phase-Out Support Group". While the Company is dependent on one supplier for its smoking cessation device, it will not be dependent on one supplier for any of its new products.

Regulatory matters:

There has been no change in the status of the regulatory inquiry by the Food and Drug Administration (FDA).

On August 3, 1995, the Company received a complaint from the Division of Advertising Practices at the FTC regarding certain advertising claims. The complaint addresses statements in the Company's infomercial and claims made in print advertisements. Management believes the ads referred to are no longer being used. This complaint will be responded to by the Company's attorney within 60 days.

                                     -F11-

PHASE-OUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer September 30, 1995


Operating leases:

In June 1995, the Company entered into a non-cancelable automobile lease providing for monthly payments of $377 through September 1998, with aggregate minimum lease payments through the term of approximately $15,000. The lease is guaranteed by an employee who has exclusive use of the vehicle.

Marketing agreements:

On May 9, 1995 a joint venture was established with Eire Partners, a direct response marketing firm in Chicago - Eire partners agreed to fund printing and other related expenses for a direct mailing of Phase Out advertisements to credit card holders. The initial test is 1,100,000 mailing pieces to Unocal credit card holders.

An agreement was entered into with Blagman Media for Phase Out to be advertised on radio stations in major cities throughout the Country. Three versions of a sixty second radio commercial have started to air in New York, Los Angeles, Tampa, Chicago and Las Vegas.

On June 21, 1995 an agreement was reached with Tokyo Boeki, Ltd., a $1.7 billion dollar (annual sales) Japanese trading company. Under the terms of the agreement, Tokyo Boeki placed an initial test order for the Phase Out System and has agreed to introduce and advertise the Phase Out system in Japan for a one year period.

On September 20, 1995, an agreement was entered into with Integrity International, Inc., a network marketing company, to market an "Anti-Smoking Kit/Program". The agreements provides for specific quotas and initial order amounts. Exclusivity for this means of marketing is provided in the agreement.

                                     -F12-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                              Results of Operations
                  Nine Months Ended September 30, 1995 Compared
                     to Nine Months Ended September 30, 1994

The Company incurred a net loss of $676,987 for the nine months ended September 30, 1995 as compared to the loss of $214,002 for the nine months ended September 30, 1994. Nine month revenues increased 3 1/2 times compared to the same period last year ($1,007,312 compared to $288,017) and the third quarter sales increased 7 1/2 times over the same quarter last year ($550,332 compared to $73,647). The improvement in revenues resulted from retail sales of the product through television direct response methods. This represents substantially higher unit selling prices more than increases in unit volume. Although increased revenues are reflected in gross profit, there are substantial additional costs associated with distribution through this channel, substantially reducing the net benefit of the sales increase to the Company.

Selling, general and administrative expenses more than doubled to $1,505,094 from $660,154 (128% increase). Of the total selling general & administrative expenses, $220,150 and $20,074 was paid in the form of restricted common stock (a non-cash item), respectively for 1995 and 1994. An additional officer was added, as well as two more office employees. The increase in payroll was needed to manage increased inquiries, as well as managing the increased sales volume. Total officer salaries rose to $230,845 compared to $95,800 for 1994.

Advertising and promotion rose to $218,644 compared to $62,097 for 1994. Consulting fees increased to $65,871 from $8,825 in 1994.

The gross profit margin increased from 63% to 84%, due to the high volume of direct response television sales.

The Company maintains a $1 million liability insurance policy.


                         Liquidity and Capital Resources

Cash of $241,609 was used for operations for the nine months ended September 30, 1995 as compared to $86,945 used in the same period of last year. Cash increases were primarily from proceeds of private placements during the nine months ended September 30, 1995.

Short term liquidity is being affected by the need for cash to maintain a steady flow of inventory now that sales have increased. Whereas the previous issue with respect to liquidity was survival and meeting essential operating expenses, the need has turned to maintaining a steady flow of inventory to replace goods shipped and meet customer orders, as well as funding promotional activities.

The product's  success depends heavily on reaching  potential  customers through


                                     -F13-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


advertising and other marketing methods requiring additional cash flow for this purpose.

The Company currently has no established sources of financing or unused lines of credit. While the Company is in default of the repayment terms of certain subordinated debentures, being delinquent on principal payments of $29,000 plus interest. No default has been declared by these bondholders, and additionally, the amount in default has been reduced by $15,000 since year end 1994 by conversion into common stock.

In 1995, the Company received $285,000 in senior subordinated debt financing from private lenders (added to the $125,000 converted from senior secured notes) and $115,000 from sales of restricted common stock, which enhances the near term outlook and ability to continue operations with increased marketing activities. Management believes, but cannot assure that revenues will continue to rise for the remainder of the year.

The Company's working capital has deteriorated due to the use of current assets for operations and increases in accounts payable. Working capital and current ratios were:

                               September 30,     December 31       September 30,
                                   1995             1994               1994
                                   ----             ----               ----
Working capital
  (deficiency)                  $(514,823)        $(598,059)        $(474,155)
Current ratios                     0.45:1            0.27:1            0.39:1


                              Impact of Tax Reform

The Company's liquidity is not expected to be materially affected by recent or pending tax legislation.


                               Impact of Inflation

In general, the Company's overhead expenses would come under pressure should inflation rates increase.

The labor used to manufacture the product is unskilled or semi-skilled. However, increases in wages may result from inflationary pressures. Since the sole supplier is now manufacturing the product overseas, foreign exchange rate changes could affect product costs.

Should there be a resurgence in inflation rates, management believes, but cannot assure that the product's selling price could be increased to maintain margins and cover overhead increases.


                                     -F14-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


                           Distribution and Marketing

Over the past few years the  Company  has  entered  into test  marketing,  sales
representation,   distribution  and  distributorship   agreements  with  various
entities.

In December 1994, the Company entered into an agreement with On Air Infonetwork, Inc., a direct response marketing firm. The agreement provides for exclusive television direct response marketing rights in the United States and Canada. The increase in sales in the second quarter was mainly attributable to this agreement.


                          Effect of Competing Products

The Food and Drug Administration has approved nicotine patches for prescription by licensed physicians for treatment of nicotine withdrawal. Currently, this appears to be the most commonly prescribed smoking cessation treatment. However, management expects to benefit from the initial success of the patch program because there has been adverse publicity regarding the medical side effects of patches.

Firstly, the patch program is costly, with physician fees and patch costs totaling in excess of $300 as compared to Phase-Out's substantially lower suggested retail price. Furthermore, initial studies have indicated that 25% of the patch users have smoked while using the patch. This poses a severe health threat to certain people due to the duplication of nicotine absorption.
Management expects to use these aspects of nicotine patches to the Company's advantage in future marketing programs.


                               Regulatory Matters

On June 1, 1993, the Food and Drug Administration (FDA) issued a warning letter to the Company stating its belief that the Phase-Out device was a "medical device" and therefore subject to the provisions of the Federal Food, Drug and Cosmetic Act (FDCA). Since the Company has been marketing the Phase-Out device without obtaining pre-marketing approval from the FDA, if the FDA's position is correct, the Company's activities would be in violation of the FDCA. On July 7, 1993 the Company responded with supporting evidence that it believes that the Phase-Out device is not a medical device. No further communications have been received from the FDA since that response. If the FDA were to resume action against the Company, the Company will incur substantial defense costs even if it prevailed. If the FDA were to prevail, the Company's operations could be suspended or terminated. Management believes that the FDA letter came as a result of the FDA's investigation of the smoke cessation industry. As a result of that investigation, the FDA has banned the sale of over-the-counter smoke cessation


                                     -F15-

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS


products using active ingredients as of December 1993. Phase-Out was not affected by this ban.

The Company was advised by the FTC by letter dated October 20, 1993, that the FTC was conducting a non-public, informal inquiry to determine whether the Company had engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act (the "FTC Act") in connection with certain of the Company's advertising claims. In that connection, the FTC requested that the Company provide it with certain information and documents and also requested a meeting on June 9, 1994 with the Company's officers. On December 3, 1994, the Company supplied the FTC with all the information they requested. Subsequently, the FTC canceled the meeting stating that they had sufficient information.

On August 3, 1995, the Company received a complaint from the Division of Advertising Practices at the FTC regarding certain advertising claims. The complaint addresses statements in the Company's infomercial and claims made in previous print advertisements. Management believes that the ads referred to are no longer being used. This letter will be responded to by the Company's attorney within 60 days. Discussions with the FTC are now ongoing through the Company's legal counsel.

                                     -F16-

                           PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

                None

Item 2.   Changes in Securities

                None

Item 3.   Defaults Upon Senior Securities

                None

Item 4.   Submission of Matters to a Vote of Security Holders

                None

Item 5.   Other Information

              See notes to the financial statements

Item 6.   Exhibits and Reports

                None

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registration has duly caused this report to be signed on it behalf by the undersigned thereunto duly authorized.



                                        PHASE-OUT OF AMERICA, INC.


Dated: November 3, 1995                 /S/  IRWIN PEARL
                                       ---------------------------
                                       Irwin Pearl
                                       President & Director