Form 10KSB
period 1995-12-31
PHASE OUT OF AMERICA INC
filed 1996-07-02
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[    ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the fiscal year ended December 31, 1995
               Commission File Number: 33-18099-NY and 33-23169-NY

                           PHASE-OUT OF AMERICA, INC.
        (Exact Name of small business issuer as specified in its charter)

                DELAWARE                                     11-2873662
(State or other jurisdiction of                        (IRS Employer I.D. No.)
Incorporation or organization)

                     140 Broadway, Lynbrook, New York 11563
                    (Address of principal executive offices)

Issuer's telephone number, including area code:                  (516) 599-1900
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES   X              NO

Check if no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB or any amendment to this Form 10-KSB.

The registrant's operating revenues for its most recent fiscal year were $1,532,405.

The number of shares outstanding on March 31, 1996 was 74,859,319 shares of Common Stock, .00003 par value.

Continued...

The aggregate market value of the voting Common Stock held by non-affiliates (1) of the registrant based on the average of the high and low bid prices ($.04) of the Company's Common Stock, as of May 31, 1996, is approximately $2,058,462 based upon the 51,461,555 shares of Registrant's Common Stock held by non-affiliates.

The number of shares outstanding of each of the Registrant's classes of Common Stock, as of December 31, 1995 is 74, 859,319 shares all of one class of $.00003 par value common stock.

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the three months preceding the filing of this Form 10-KSB were officers or directors of the Company and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format: (check one)   Yes_______    No X

                            PHASEOUT OF AMERICA, INC.
                                   Form 10-KSB
                       Fiscal Year Ended December 31, 1995

                                Table of Contents
                                -----------------

PART I                                                                                          PAGE
- ------                                                                                          ----

Item 1.     Business                                                                             4
Item 2.     Properties                                                                           9
Item 3.     Legal Proceedings                                                                    9
Item 4.     Submission of Matters to a Vote of Security Holders                                 11

PART II
- -------

Item 5.     Market for Company's Common Equity and Related Stockholder Matters.                 11
Item 6.     Management's Discussion and Analysis of Financial Condition and Results             11
            of Operations.
Item 7.     Financial Statements                                                         F3 to F15
Item 8.     Changes in or Disagreement with Accountants on Accounting and Financial             15
            Disclosure.

PART III
- --------

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance with       16
            Section 16(a) of the Exchange Act.
Item 10.    Executive Compensation                                                              18
Item 11.    Security Ownership of Certain Beneficial Owners and Management                      19
Item 12.    Certain Relationships and Related Transactions                                      20

PART IV
- -------

Item 13.    Exhibits and Reports on Form 8-K                                                    20


Signatures
Supplemental Information

PART 1

ITEM 1.     Business

The Company

     The Company is a corporation organized under the laws of Delaware on July 17, 1987, has a limited operating history and has operated at a loss since inception. Since the completion of its initial public offering in April 1989, the Company had primarily concentrated its efforts in two areas: the establishment of medical credibility through clinical trials performed at an independent testing facility and the test marketing of PHASEOUT (also referred to as the "Product" or the "device') throughout the United States and internationally via various channels of distribution.

     The Company's primary product, PHASEOUT, is a patented device developed to help a person quit smoking without the use of any drugs, chemicals or attachments. The device was designed to gradually reduce the amounts of nicotine, tar and carbon monoxide consumed from cigarette smoke.

     Prior to 1994, the Company, concentrated its efforts in two areas: (1) establishing medical credibility through clinical trials on human subjects, performed at independent testing facilities to validate the scientific findings, (the device has been scientifically tested by the U.S. Testing Company using Federal Trade Commission ("FTC") methods and guidelines and clinically tested on smokers by independent researchers under controlled laboratory conditions at the Johns Hopkins University School of Medicine); and (2) test-marketing the product throughout the U.S. through various channels of distribution. Market testing took place in selected catalogs and on television via a half-hour infomercial producing a greater number of orders in 1995, when promotional expenses were increased.

The Product

     The PHASEOUT device is a simple, easy to use, mechanical, light-weight instrument that allows the smoker to continue to smoke their preferred brand cigarettes and at the same time, gradually and sequentially reduce their nicotine intake by over 80%. This weaning process is the same type of detoxification methodology that has proved successful with many other addictive substances. Once the smoker has been weaned, their chances to quit for good are greatly enhanced. PHASEOUT's weaning methodology has an important additional psychological benefit for all smokers. It allows the smoker to continue to smoke their preferred brand until they are ready to quit. Of course, to achieve these results under normal smoking conditions, smokers must avoid compensatory practices, such as smoking more cigarettes and blocking the ventilation holes created by the PHASEOUT device.

     The PHASEOUT system works without the use of any drugs, chemicals or attachments The average retail price to consumers is $39.95 plus shipping and handling. The average wholesale price is $10.00 - $12.00.

     The Company is currently having the product manufactured in Taiwan. The Company's primary source of supply is capable of producing over 30,000 PHASEOUT units per week. A second manufacturing source in South Korea is going on-line in mid 1996. In addition, the Company's management is studying the feasibility of having the product manufactured domestically.

How PhaseOut Works

     A smoker inserts their entire unopened pack of cigarettes (filtered or unfiltered - soft pack or box) into the PHASEOUT device. With a simple press and release that takes just seconds, PHASEOUT processes all of the cigarettes within the pack.

     The device strategically creates from one to four microfine perforations in the lip end of each cigarette. These perforations filter and ventilate the smoke drawn through the cigarette, thereby reducing the amount of nicotine and other toxins inhaled by the smoker.

     One miniature filter (perforation) is created in Phase one, filtering out up to 26% of the nicotine, and similar amounts of other toxins such as carbon monoxide and tar. Additional perforations are created as the smoker proceeds through each of the four Phases. With each additional perforation there is a progressive reduction of nicotine and other harmful substances based upon controlled laboratory studies. By Phase IV, 80.7% of the nicotine, 91.6% of the tar, 89.2% of carbon monoxide and 90% of all other tobacco constituents (Total Particulate Matter) have been eliminated. As discussed above, these reductions under normal smoking conditions depend upon proper use of the product and the treated cigarettes by smokers. The suggested period on each phase is two weeks (eight week total), however, smokers can tailor the program to their own individual liking and proceed at their own pace, under their own timetable. The smoker is in control. There is no pressure, no fear of failure. Importantly, any change in the taste, flavor or draw of the cigarette is lessened as the smoker proceeds through the program due to the gradual transition from phase to phase.

The Smoking Cessation Market

     Cigarette smoking is the number one cause of preventable illness and death in the United States. In excess of 450,000 deaths were directly attributed to cigarette smoking last year. A study published in the Journal of American College of Cardiology stated that 47,000 additional lives were lost this year due to secondhand smoke. More than one of every six deaths in the U.S. is caused by cigarette smoking. Of the country's total health care budget, approximately 25% ($65 billion) is spent for smoking related illness and disease. This does not include an additional $35 billion in lost productivity and higher insurance costs.

     In the United States, there are currently reported to be approximately 46 million smokers and worldwide the number of smokers is estimated to be 1.2 billion. A report released in December 1994 by the CDC stated that, among the 46 million smokers in the United States, 70% said they wanted to quit smoking "completely", but only 34% actually tried, and of those, only 8% succeeded. According to Dr. Michael Erikson, Director of CDC's office on Smoking and Health, these figures clearly confirm how addictive nicotine really is.

     On July 14, 1995, The American Medical Association (AMA), in its sharpest attack ever on the tobacco industry, stated that cigarette makers "duped" the public by concealing decades of research on the harmful effects of tobacco. The AMA called for banning tobacco advertising and exports and says politicians and researchers should refuse to accept tobacco industry funds.

     Internationally, it is reported that there are 1.2 billion smokers excluding certain developing third world countries.

Scientific and Clinical Testing

Scientific

     The United States Testing Company, Inc., an independent testing facility which tests cigarettes in accordance with government standards for major cigarette manufacturers, conducted laboratory tests on the use of PHASEOUT on cigarettes. These tests were based upon the F.T.C. method, which is used to rate the tar, nicotine and carbon monoxide yields of cigarettes sold in the United States. Their findings were reported in Determination of Percent Reduction of Tar, Nicotine and Carbon Monoxide of Cigarettes with the Use of Phase-Out device for Perforating Packaged Cigarettes/U.S. Patent #4,231,378 . This report showed reductions of tar, nicotine and carbon monoxide yields ranging from 26% in Phase I to 92% in Phase IV using the PHASEOUT method.

Clinical

     Independent researchers at the Johns Hopkins University School of Medicine conducted clinical research on PHASEOUT in a controlled laboratory setting. The study, entitled Phase-Out Filter Perforation: Effects on Human Tobacco Smoke Exposure, was published in the April 30, 1992, issue of the international medical journal PHARMACOLOGY, BIOCHEMISTRY AND BEHAVIOR , thus supporting the scientific machine studies conducted previously by U. S.

Testing Company.  Some excerpts follow:

          o "Use of the PhaseOut filter perforation device may allow smokers to continue smoking their usual preferred brand of cigarettes while reducing their exposure to tobacco smoke constituents. This could have beneficial health effects and could be particularly useful as a weaning method prior to smoking cessation."

          o "Percentage decrements in nicotine delivery observed in humans were strikingly similar to reductions observed in smoking machine testing. The concordance between human and machine testing data supports the conclusion that the PhaseOut device works as expected to dilute the smoke stream and reduce constituent exposure."

          o "In conclusion, this study showed that filter perforation achieved with the PhaseOut device significantly reduced human exposure to tobacco smoke constituents when tested in an acute smoking protocol under controlled laboratory smoking conditions. Exposure reductions of 30-80% were observed for both nicotine and CO. Percentage reductions in constituent exposure generally corresponded well to those anticipated from machine testing, indicating that the controlled smoking technology was valid and that the PhaseOut device operates as expected in a human smoking assay."

Field Studies

     A field study was conducted by Louise Leonhardt, a nutritional consultant who teaches adult education at a local Long Island high school. She conducted two studies, one with fifteen students and the other with forty students. Out of the fifty-five participants, forty smokers (or 73%) quit and the balance continue to use PhaseOut.

     Another field study was conducted by Dr. Robert D. Brandstetter, M.D., Pulmonary Medicine, Associate Director of Medicine and Chief of Critical Care at New Rochelle Medical Center in New York. Dr. Brandstetter had limited success with acupuncture, psychotherapy, nicotine gum and the nicotine patch on his patients. Dr. Brandstetter then supplied PhaseOut to 35 of his patients who smoked from one to two packs per day. 22 smokers (63%) quit and still have not smoked for over a year. Dr. Brandstetter had stated that he observed decreases of coughing, shortness of breath and sputum production in smokers using PhaseOut.

     Although these field studies are not scientifically controlled studies, the results are promising since the current average quit success rate of all other products including the nicotine patch and gum is less than 10%. The Company intends to conduct further research and studies researching the effectiveness of the product in helping people to quit smoking.

Patents

     The United  States  Patent  Office has issued two patents for the  PhaseOut
System (Patent Number 4,231,378 issued November 4, 1980 and Patent number 5,218,976 issued June 15, 1993). In addition, the Company has applied for patents in eighteen (18) foreign countries, including China, Taiwan, Japan, England, France, Germany and Italy.

Marketing (Domestic)

     The focus of the Company's marketing is to create an awareness for the product through the use of various direct response marketing venues. Some of these are: the use of a thirty minute television infomercial, short form television commercials, sixty second radio commercials, mail order catalogs, print advertising and through credit card mailings (syndication).

     The Company, in December 1994, entered into a contract with a direct response television production and marketing company. As part of the agreement, this company was responsible to edit the existing infomercial using Jackie Mason as host and create one and two minute spot commercials. To insure the success of these commercials ,the direct response company committed to invest a minimum of $200,000 for initial TV airings. Once they expended a minimum of $200,000, they would qualify for a "reverse" royalty from the Company on sales made in other marketing venues. The agreement called for specific minimum quarterly purchase quotas (73,000 units per year). The Company initiated an arbitration action against the direct response company for failure to perform under the terms of the agreement (see Legal Proceedings). As a result of this, the Company formed a relationship with another direct response media buying agency.

     On  June  8,  1995,   the  Company   entered  into  an  agreement  with  an
international marketing representative firm. This agreement compensates the representative on a commission basis for all export business that results from their efforts.

     On October 17, 1995, the Company entered into a marketing agreement with a network marketing organization utilizing independent distributors that sell to individuals on a one to one basis. They are focusing their efforts on the marketing of the Company's Total Quit Smoking Program and the Company's Support Group line of consumable products (see New Products).

Marketing (International)

     On June 9, 1995, the Company entered into a preliminary one year agreement with an international Japanese trading company for the incubation of the Japanese smoking market consisting of 35 million smokers.

     On August 14, 1995, the Company entered into an agreement with the Chinese Association on Smoking and Health. They plan to conduct clinical tests of the PhaseOut product in China. The Company has been invited to participate in the World Conference on Smoking and Health to be held in Beijing in 1997. China currently has in excess of 300 million smokers.

     On August 21, 1995, the Company entered into an agreement with a South Korean trading company for the distribution and manufacture of a modified (design) PhaseOut product in South Korea. Because of the improved design and reduced size of this PhaseOut device, it will be utilized in the Japanese market as well. South Korea has 10 million smokers.

     PhaseOut is in initial stages of distribution in other countries including:
Greece, Portugal, Spain, Uruguay, Brazil, South Africa, Phillippines, Argentina, United Arab Emirates, Tahiti, France, Hong Kong, Romania, Moldavia.

New Products

     The Total Quit Smoking Program. A comprehensive, self-help smoking cessation program to combine the use of the patented PhaseOut device with the latest behavior modification techniques. This program addresses both the physiological and the psychological addictions to smoking. Distribution of this new product began this year through an agreement with a direct (network) marketing company. The agreement with this marketing company gives it the exclusive distribution rights in the United States and Canada subject to quarterly purchase quotas.

     The PhaseOut Support Group Product Line. The Company recently introduced a line of consumable products specifically developed for smokers and former smokers. Distribution of this new product line began this year through an agreement with a direct (network) marketing company. The initial "PhaseOut Support Group" product line consists of:

          PhaseOut ReNewal - A gentle alpha hydroxy  glycolic acid,  antioxidant
          facial  cream  to  help  reduce   accelerated   skin  aging  sometimes
          experienced by smokers.

          PhaseOut WhyTen - An extra strength oxidizing tooth gel to help remove tobacco stains.

          PhaseOut Breath Sweet - A natural, fast acting breath sweetener formulated for smokers.

          PhaseOut HeartSmart - A coated, low dosage aspirin.

          PhaseOut ConTrol - A natural comprehensive weight management system to help maintain desired weight.

          PhaseOut ReStore - A high potency antioxidant and herbal nutritional supplement.

          PhaseOut DenSity - A calcium rich mineral and herbal nutritional supplement.

          PhaseOut StressBuster - A dietary supplement with relaxants derived from traditional herbs and herbal extracts.

Competition

     The Company competes with numerous products and techniques designed to aid smokers to stop smoking. Many of the companies promoting these products have been in existence for longer periods of time, are better established than the Company, have financial resources substantially greater than the Company and have more extensive facilities than those which now or in the foreseeable future will become available to the Company. In addition, other firms may enter into competition with the Company in the near future.

     One type of significant competitive product is the nicotine patch, which requires a prescription by licensed physicians for treatment of nicotine withdrawal. This appears to be the quit smoking method that is now most commonly prescribed. However, management expects to counter the initial success of the patch program because there are stirrings of adverse publicity regarding patches due to their side effects and usage limitations.

     In addition to the nicotine patch, other pharmaceutical companies are in the process of introducing alternate nicotine delivery methods in the form of a nasal spray, which will have many of the same side effects as the nicotine patch and will most probably require a prescription when first brought to the market. Recently, the FDA has allowed the nicotine gum, which was formerly only available by prescription, to be sold over-the-counter.

Employees

     At the present time, the Company has eight employees, including the Company's four officers and directors and four administrative and secretarial personnel.

Item 2.     Properties

     The Company office is located in approximately 2,000 square feet at 140 Broadway, Lynbrook, New York 11563, telephone number (516) 599-1900 in premises rented on a month to month basis at a monthly rent of $1,500.00.

Item 3.     Legal Proceedings

     In June, 1993, the Company received a "Warning Letter" from the FDA in which the FDA stated its belief that the Product is a "medical device", and is, therefore, subject to the provisions of the FDA. Since the Company has been marketing the product without seeking or obtaining pre-marketing approval from the FDA, if the FDA's position is correct, the Company's activities are in violation of the Food Drug and Cosmetics Act and the FDA would have the right to enjoin further marketing by the Company of the product. The Company does not believe that the product is a medical device within the meaning of the FDCA and has advised the FDA of its position through the Company's Washington, D.C. counsel, Hyman, Phelps & McNamara, specializing in FDA matters. The answer submitted on July 7, 1993, by the Company counsel took the position that PHASEOUT is a mechanical device that treats just the cigarette (not the smoker) by creating additional internal filters within the existing filter or cigarette. However, in an effort to cooperate with the FDA, the Company proposed to make substantial revisions to the promotional statements for the product to make it clearer to the public that the product is not intended to be used as a medical device. Neither the Company nor its counsel has received any written or oral response from the FDA since that time. However, no assurance can be given that the FDA will not in the future seek to enjoin the Company from marketing the product without complying with the FDCA and seeking other remedies against the Company. Management believes that the FDA letter came as a result of the FDA's investigation of the smoke cessation industry. As a result of that investigation, the FDA banned the sale of certain over-the-counter smoke cessation product using active ingredients as of December, 1993. PHASEOUT was not affected by this ban.

     The Company was advised by the FTC by letter dated October 20, 1993, that the FTC was conducting a non-public, informal inquiry to determine whether the Company had engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act (the "FTC Act") in connection with certain of the Company's advertising claims. In that connection, the FTC requested that the Company provide it with certain information and documents and also requested a meeting on June 9. 1994, with the Company's officers. The Company supplied the FTC with all the information they requested. Subsequently, the FTC canceled the meeting stating that they had sufficient information. Management believed that the FTC was apparently satisfied with the Company's response to their inquiry and its willingness to cooperate. However, on August 3, 1995, the FTC submitted to the Company a draft administrative complaint and a proposed consent agreement outlining the terms of a possible settlement of the FTC's claims. In response, the Company has submitted a counter-proposal and has engaged in extensive dialogue with FTC staff to negotiate a resolution of the FTC's claims.

     The draft administrative complaint, which has not to date been filed by the Commission, alleges that certain statements and claims contained in the Company's print and broadcast advertisements for the sale of the PHASEOUT device are false and misleading in that they are not reasonably substantiated and, therefore, violate Sections 5 and 12 of the FTC Act. The Company denies the material allegations in the draft administrative complaint and will vigorously defend such an action in the event that a settlement cannot be reached and a complaint is actually filed. The Company has made and continues to make all reasonable efforts to resolve the FTC's concerns without resort to litigation.

     In the event that the FTC institutes an administrative proceeding against the Company, it could have an adverse effect on the operations of the Company. Regardless of the ultimate outcome of any such action, the Company would likely incur substantial expenses in defense.

     In February 1995, the Company's former attorney, John B. Lowy, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorneys fees and disbursements of approximately $36,000. Management intends to vigorously defend all, but approximately $16,000 of the claim. The financial statements include a liability for $16,000 payable to this party. Legal counsel has not rendered an opinion as to the ultimate outcome of this matter.

     In March 1996, the Company made a demand for arbitration before a commercial panel of the American Arbitration Association against the direct response TV and marketing company ("On-Air Infonetwork") that was purchasing television time for the Company's thirty minute infomercial, to seek damages sustained as a result of their failure to perform pursuant to an agreement with the Company. In April, 1996, in connection with the proceedings commenced by the Company, On-Air Infonetwork obtained a temporary restraining order against the Company. The temporary restraining order was vacated when the Company agreed to set aside $75,000 and a percentage of sales up to an additional $25,000 (total $100,000), in a special escrow account with the Company's legal counsel. Hearing dates have been scheduled in the arbitration for July, 1996. The Company's maximum exposure in the event the arbitration is lost is approximately $150,000 and the reinstatement of the reverse royalties on sales made in other marketing venues domestically.

Item 4.     Submission of Matters to a Vote of Security Holders

     For the fourth quarter of the fiscal year ended December 31, 1995, no matters whatsoever were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Item 5.     Market for Company's Common Equity and Related Stockholder Matters

     (a) Market information - The principal U.S. market in which the Company's Units (each unit consisting of two shares of Common Stock and one Class A Common Stock Purchase Warrant to purchase an additional share and a Class B Common Stock Purchase Warrant), Common Shares (all of which are one class, $.00003 par value Common Stock) and Class A and Class B Warrants, were tradable is in the over-the-counter market. The Class A Warrants expired on November 2, 1993 and the Class B Warrants were extended to December 31, 1996. The aforesaid securities are not traded or quoted on any automated quotation system. The OTC Bulletin Board symbol for the Company's Common Stock is "POUT". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

                                                 Bid Price
Period                                           High                    Low
- ------                                           ----                    ---

Quarter Ended March 31, 1994                     .03                     .01
Quarter Ended June 30, 1994                      .065                    .05
Quarter Ended September 30, 1994                 .09                     .03
Quarter Ended December 31, 1994                  .0725                   .05
Quarter Ended March 31, 1995                     .105                    .075
Quarter Ended June 30, 1995                      .09                     .08
Quarter Ended September 30, 1995                 .08                     .075
Quarter Ended December 31, 1995                  .05                     .03
Quarter Ended March 31, 1996                     .05                     .04

(b) Holders -- As of December 31, 1995, the approximate number of the Company's shareholders was 305.

c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

     The Company incurred a net loss of $768,661 for the year ended December 31, 1995 as compared to a loss of $484,507 for the year ended December 31, 1994.

     During fiscal 1995, the Company sought to create an increased awareness for its product using television direct response marketing methods. As a result, sales for fiscal 1995 increased by $1,203,000 from 1994 sales of $329,000 to 1995 sales of $1,532,000. This increase in sales reflects an increase in units sold of approximately 28,000 units, from approximately 33,000 units in 1994 to approximately 61,000 in 1995 and an increase in average selling price of $15, from $10 in 1994 to $25 in 1995. In 1994, substantially all sales were at a wholesale price of $10, whereas in 1995 approximately 23,600 units were sold through television direct response methods at a retail price of approximately $45.95 including shipping and handling. Additional revenue is obtained from "upsells" of a smoker's vitamin and/or a smoker's toothpaste.

     Cost of sales increased by $108,000, from $157,000 in 1994, to $265,000 in 1995. Of this amount, approximately $135,000 of the increase is attributable to the increased number of units sold, offset by approximately $27,000 in savings from a decrease in average unit cost during 1995.

     Selling expenses increased by approximately $1,099,000, from $223,000 in 1994, to $1,322,000 in 1995. Of this amount, approximately $1,044,000 is attributed to increased costs relating to the television direct response marketing, $41,000 to radio marketing costs, and the remaining $14,000 to increases in existing costs.

     General and administrative costs increased by approximately $240,000, from $425,000 in 1994, to $665,000 in 1995. Of this amount, approximately $177,000 is attributable to increases in payroll and related taxes, $50,000 to increases in professional fees, and the remaining $13,000 to increases in existing costs.

Liquidity and Capital Resources

     Cash of $282,390 was used for operations for the year ended December 31, 1995 as compared to $134,126 used last year. Cash increases principally were from proceeds of sales of common stock and convertible subordinated debentures during the year ended December 31, 1995.

     In order to meet short-term marketing goals, the Company borrowed $200,000 from an individual and $65,000 from officers and directors in March, 1996 to continue to finance the airing of the Company's television infomercial through September 1996.

     The Company currently has no established sources of financing or unused lines of credit.

     Management believes but cannot assure that the levels of 1995 revenue will continue throughout 1996. In this regard, first quarter 1996 revenues were approximately $650,000 as compared with first quarter 1995 revenues of less than $50,000.

     In addition to revenues, the Company will need to supplement its working capital needs through the use of debt and equity financing.

Distribution and Marketing

     During 1995 the Company's increased television media exposure for the PHASEOUT device which helped marketing efforts in other marketing venues such as catalogs, radio, syndication and export sales. The Company has entered into marketing agreements in several countries already and is in discussion with many more. Management is of the opinion that international sales will represent a significant portion of the Company's overall revenues in the future.

     The Company introduced two new product lines this year. The first was a comprehensive self-help quit smoking program targeting corporations, insurance companies, HMO's and consumers. This program combines the PhaseOut device with the latest behavior modification techniques. The second product line consists of eight consumable products for smokers and former smokers. These initial eight products are: a stain fighting toothpaste, a breath mint, a weight loss supplement, a smoker's vitamin, a calcium supplement, an anti-stress product, a one a day coated aspirin and a alpha-hydroxy skin cream.

     The Company, in cooperation with our South Korean distributor, has developed an upgraded PHASEOUT unit, which was designed primarily for the Japanese market and for use in South Korea.

Item 7.  Financial Statements



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     On January 12, 1996, the Company informed Stewart W. Robinson ("Robinson"), certified public accountants, that effective January 1, 1996, the Board of Directors of the Company (including the Audit Committee thereof) had determined not to continue the engagement of Robinson as the registrant's independent certified public accountant. Effective January 15, 1996, the registrant engaged Raich Ende Malter Lerner & Company ("Raich") as the Company's new independent certified public accountants to audit the registrant's financial statements (beginning with the fiscal year ended December 31, 1995).

     Robinson's reports on the financial statements for each of the past two fiscal years of the Company ended December 31, 1993 and December 31, 1994 respectively ("Applicable Fiscal Years"), did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles except as follows: The accountant's report of Stewart W. Robinson on the financial statements of PhaseOut of America, Inc., as of and for the two years ended December 31, 1993 and 1994 was modified to refer to the ultimate outcome of matters raised by two Federal regulatory agencies and to the ability of the Company to continue as a going concern as discussed in note 1 and note 8 of the notes to the financial statement in the Form 10KSB filed with the SEC on May 3, 1995. During the Applicable Fiscal Years and during the interim period since December 31, 1994, there was no disagreement between the Company and Robinson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of Robinson would have caused it to make a reference to the subject matter of the disagreement in connection with its reports.

     During the Applicable Fiscal Years and during the Interim Period from December 31, 1994 to January 12, 1996, Robinson did not (A) advise the Company that the internal controls necessary for the Company to develop reliable financial statements did not exist; (B) advise the Company that information had come to the attention of Robinson that led it to no longer be able to rely on the representation of the Company's management or that had made Robinson unwilling to be associated with the Company's financial statements; C) advise the Company of the need to expand significantly the scope of its audit or that information had come to the attention of Robinson during the Applicable Fiscal Years and during such interim period that if further investigated, (1) might materially impact the fairness or the reliability of either a previously issued audit report to the underlying financial statements, or the financial statement issued (or to be issued) covering the fiscal periods(s) subsequent to the date of the most recent financial statements covered by an audit report or (2) cause Robinson to be unwilling to rely on representations of the Company's management or be associated with the Company's financial statements and (D) advise the Company that information had come to the attention of Robinson that Robinson concluded materially impacts the fairness or reliability of either, (1) a previously issued audit report or the underlying financial statements or, (2) the financial statements issued (or to be issued) covering the fiscal period(s) subsequent to the date of the most recent financial statements covered by an audit report.

     As stated above, the Company has engaged, effective as of January 15, 1996, Raich as its new principal independent accountant to audit the Company's financial statements (beginning with the fiscal year ended December 31, 1995). Prior to such engagement, the Company (including any of its representatives or agents) did not consult with representatives of Raich regarding the application of accounting principles to a specified transaction (either completed or proposed): or the type of audit opinion that might be rendered on the Company's financial statements and neither a written report was provided to the Company nor oral advice was provided that Raich concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue.

Item 9.     Directors, Executive Officers, Promoters and Control Persons:
            Compliance with Section 16 (a) of the Exchange Act.

     The following table sets forth certain information concerning the directors and executive officers of the Company:


Name                                Age         Position(s) with the Company
- ----                                ---         ----------------------------

Bernard Gutman                      69          Chairman of the Board of Directors
                                                Chief Executive Officer

James F. Leary                      66          Vice Chairman of the Board
                                                Chief Financial Officer, Director

Irwin Pearl                         54          President, Chief Operating Officer
                                                Director

Drew A. Gutman                      36          Secretary-Treasurer, Director

Daniel Silkiss                      72          Director

Luther H. Hodges, Jr.               59          Director

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified.

     A summary of the business experience of each officer and director of the Company is as follows:

     BERNARD GUTMAN has been Chairman of the Board of Directors of the Company since inception. From inception to September 14, 1987, Mr. Gutman was President of the Company. He has also been an officer, director and principal shareholder of Products & Patents, a publicly held company since its inception on December 11, 1981. From 1978 to February 1982, Mr. Gutman served as President and Chairman of the Board of Directors of National Vitamin Corporation, a publicly-held corporation involved in the marketing and distribution of vitamins. From 1981 to 1983, Mr. Gutman was President of the Gutman Consulting Company, which was wholly owned by Mr. Gutman and which provided financial and marketing consulting services to various companies. From 1955 to 1978, Mr. Gutman was Chairman of Delco Corporation, a publicly-held corporation engaged in the home improvement business. He is the father of Drew Gutman, a Director of the Company.

     JAMES F. LEARY has been a Director and Chief Financial Officer of the Company since August 1994. Mr. Leary the President and Founder of Sunwestern Management, Inc., Dallas, Texas, engaged in venture capital investing through two limited partnerships. Prior to Sunwestern's inception in 1981, Mr. Leary was Senior Executive Vice President, Chief Financial Officer and Director of the Associates Corporation of North America, Dallas, Texas. Prior to his tenure with Associates, he served as Senior Vice President of The

National Bank of North America (now National Westminster Bank USA) and as an Assistant Treasurer of CIT Financial Corporation. Mr. Leary is Vice Chairman of Finance of Search Capital Group, Inc., Dallas, TX (NASDAQ) and is a director of MaxServ, Inc. (NASDAQ), several open-end mutual stock funds under the management of Capstone Asset Management Company, and Anthem Financial Services, Inc. Mr. Leary has a B.A. degree in Business Administration from Gerogetown University 1951, an MBA in Banking and Finance from New York University 1953, and is also a graduate of the Advanced Management Program of the Harvard University Graduate School of Business in 1956.

     IRWIN PEARL has been a director of the Company since August 1987 and became its President in September 1994. Mr. Pearl had been Chief Executive Officer and Chairman of the Board of Directors of AquaSciences International, Inc. ("AQSI"), a publicly-owned company, from January 1987-1992 when he resigned. AQSI is engaged in water treatment technologies for home, commercial and industrial use. From 1981 to 1985, Mr. Pearl was a director of Crystin Management Company, a private management consulting firm in New York. From 1971 to 1981, Mr. Pearl was the President and principal shareholder of Business Concepts Marketing Corporation, a private company engaged in the development and distribution of a proprietary hotel guest directory. From 1971 to 1981, he was also the President and principal shareholder of Promotional Media Incorporated, a private company engaged in the publication of traffic-building promotions for the supermarket industry.

     DREW GUTMAN has been the Secretary-Treasurer of the Company since September 1987. He has been a director of the Company since inception. Mr. Gutman had been an officer and director of Products & Patents from April 1986 until August 1993. From July 1983 to May 1984, he was an accountant with Eisner & Lubin, a public accounting firm. From June 1984 to August 1985, Mr. Gutman was an accountant for Merrill Lynch Hubbard, Inc., a real estate syndication company. Mr. Gutman graduated from Hofstra University in May 1983 with a B.S. degree in accounting. He is the son of Bernard Gutman, Chairman of the Board of the Company.

     DANIEL SILKISS has been a Director of the Company since August 1994. Mr. Silkiss is currently President of LCD International Group, Ltd. ("LCD") and has been a technical consultant to the Company since 1987. LCD is engaged in licensing, consulting and distribution. Other services include market research, direct sales, product registration and joint ventures in the fields of chemicals, pharmaceutical, cosmetics, biotechnology, telecommunications, foodstuffs, botanicals and smoke cessation devices and programs. Mr. Silkiss has coordinated clinical investigations at prestigious hospitals and medical schools including Mt. Sinai, New York/Cornell, NYU, and Albert Einstein in New York; UC San Diego, UCLA and Stanford in California; Children's New England Medical Center in Massachusetts; University of Chicago in Illinois; and many others in both the United States and Canada, interacting with the FDA and other governmental agencies. He has initiated seminars in conjunction with hospitals and international congresses, obtained NDA (New Drug Approval) for DDAVP (Desmopressin Acetate) and IND (Investigational New Drug) for Gutron (Midodrin), an alpha adrenergic; and has marketed drugs in the U.S. and overseas. Mr. Silkiss has been a guest speaker at the FDA as well as a consultant to and participant in the United Nations Development Program for developing countries.

     LUTHER H. HODGES, JR. has been a Director of the Company since April 1995. He currently serves as a member of the faculty of the Anderson Schools of Management, the University of New Mexico; Chairman of the Board of the Santa Fean, LLC and is a Director of Search Capital Corporation, Dallas, Texas; and a director of Safety Floor International, Bethesda, MD., Zomeworks Corporation, Albuquerque, and CWF Energy Company, Dallas, Texas. Additionally, Mr. Hodges manages two closely held investment partnerships and operates the Santa Fe Buyers Brokerage Company, a licensed real estate broker in New Mexico. He serves on the Governor's Economic Development Commission and the State Treasurer's Investment committee in New Mexico. Mr. Hodges is also a trustee of the North American Institute in Santa Fe and the National Symphony Orchestra in Washington, D.C. Previously, Mr. Hodges was Chairman and Chief Executive Officer of Washington Bancorporation (1983-89), a regional bank holding company, and The National Bank of Washington (1981-89) and served as Chairman of the Board of Starlight Publishing Company, Albuquerque, N.M. He served as Undersecretary of the U.S. Department of Commerce (1979) and as the first Deputy Secretary of Commerce (1980). He had been a democratic candidate for the United States Senate from North Carolina (1978) and from 1962-1977 served in various management positions at the North Carolina National Bank (presently Nations Bank), including Chairman of the Board (1974-77). Mr. Hodges has long been active on the Board of Directors of numerous community, educational and corporate organizations. Mr. Hodges was educated at the University of North Carolina
(1957) and at the Harvard Graduate School of Business Administration (1961). He served to the rank of Lieutenant, United States Navy.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

     The Company does not have any securities registered under Section 12 of the Securities Exchange Act of 1934, and, accordingly, compliance with Section 16(a) thereof is not required or applicable.

Item 10.    Executive Compensation

     The following Summary Compensation Table sets forth certain information concerning total annual compensation paid to Bernard Gutman, the Company's Chairman and Chief Executive Officer, Irwin Pearl, the Company's President and Chief Operating Officer and Drew Gutman, the Company's Secretary/Treasurer (the "named Executive Officers") for services rendered in all capacities by them to the Company during fiscal years 1995 and 1994.

Summary Compensation Table

Name and
Principal Positions                            Year                         Salary
- -------------------                            ----                         ------                         Other
                                                                  Cash               Non Cash           Compensation
                                                                  ----               --------           ------------
Bernard Gutman
(Chairman and
Chief Executive
Officer)                                       1995              $49,932              $52,000              $43,676
                                               1994              $ 5,739              $53,103              $17,574
                                               1993                                   $40,000              $52,903
Irwin Pearl
(President, Chief
Operating Officer)                             1995              $49,250              $59,875              $32,297
                                               1994              $22,250              $30,000              $     0
                                               1993              $     0              $     0              $     0
Drew Gutman
(Secretary/
Treasurer)                                     1995              $38,000              $41,083              $44,486
                                               1994              $15,180              $43,249              $18,378
                                               1993              $     0              $40,000              $52,903

The category "Other Compensation" includes the leasing of an automobile, any automobile expenses, telephone expenses and entertainment expenses.

Item 11.    Security Ownership of Certain Beneficial Owners and Management

(a) Security Ownership of Certain Beneficial Owners -- The persons set forth on the charts below are known to the Company to be the beneficial owners of more than 5% of the Company's outstanding voting Common Stock as of the date hereof.

(b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below:


Name and Address                                           Shares of Common
Of Beneficial Owner                                        Beneficially Owned             Percent Owned (1)
- -------------------                                        ------------------             -----------------

Bernard Gutman                                              15,097,486 (2)                   20%
140 Broadway
Lynbrook, New York 11563

Drew Gutman                                                  3,346,425                      4.5%
140 Broadway
Lynbrook, New York 11563

Irwin Pearl                                                  1,350,000                      2.0%
140 Broadway
Lynbrook, New York 11563

Daniel Silkiss                                               1,800,000                      2.4%
140 Broadway
Lynbrook, New York 11563

James F. Leary                                                 998,853                      1.3%
140 Broadway
Lynbrook, New York 11563

Luther H. Hodges, Jr.                                          805,000                      1.0%
140 Broadway
Lynbrook, New York 11563

Products & Patents, Ltd.                                     2,807,373                      3.8%
140 Broadway
Lynbrook, New York 11563

All Directors and Officers                                  23,397,764                     31.5%
as a group (six persons)

(1)  Based upon 74, 859,319 shares issued as of December 31, 1995.

(2) Includes 2,807,373 shares held by P&P inasmuch as. Bernard Gutman is an officer and director of P&P.

Item 12.  Certain Relationships and Related Transactions

     In October 1994, the agreement with P&P was amended to provide for: transfer of patents, worldwide marketing and manufacturing rights for 5,000,000 shares of Common Stock and; reduction of $100,000 in the sum owed to P&P for 1,000,000 shares of Common Stock.

     In August 1995, the relationship with P&P was terminated. Consequently, the Company's obligation to pay royalties has been discontinued. Pursuant to the termination of the relationship with P&P, all debt due to P&P was canceled in exchange for assumption of certain trade liabilities. In connection with this transaction, the Company assumed P&P's obligation to its supplier of
approximately   $401,000  and  took  title  to  approximately  53,000  units  of inventory.

     The Chairman/CEO is an officer, director and significant (approximately 22%) shareholder of P&P and P&P, which is now inactive, is a shareholder of the Company.

     In September 1994, the Board of Directors approved employment contracts with management providing for salaries of $100,000 each for a three year period (aggregate $300,000 per year). Additionally, these agreements provide for certain benefits and perquisites. As of the date of this report, the contracts have not been reduced to writing.

Item 13.  Exhibits and Reports on Form 8-K

(A) Exhibits

       10.01      Agreement dated September 20,1995 with Integrity International
       10.02      Agreement dated June 9, 1995 with Tokyo Boeki
       10.03      Agreement dated August 21, 1995 with J&R Intercontinental
       10.04      Agreement dated August 1995 with Products & Patents

(B) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of 1995.

                     Independent Auditors' Report


To the Board of Directors and Shareholders
Phase-Out of America, Inc.


We have audited the accompanying balance sheet of Phase-Out of America, Inc. as of December 31, 1995, and the related statements of operations, shareholders' (deficit), and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phase-Out of America, Inc. as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 9 to the financial statements, the Company has been subject to certain governmental regulatory matters by the U.S. Food and Drug Administration and the Federal Trade Commission. At present time, neither the Company nor its legal counsel can predict the ultimate outcome of the matters addressed by these agencies. These matters, if pursued by the agencies, may have a material adverse effect on the operations of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of December 31, 1995, current liabilities exceed current assets by $905,416. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



RAICH ENDE MALTER LERNER & CO.
East Meadow, New York
May 2, 1996

                         REPORT OF INDEPENDENT AUDITOR

Board of Directors and Shareholders
Phase-Out of America., Inc.
Lynbrook, New York

I have audited the accompanying statements of operations, changes in shareholders' deficit and cash flows of Phase-Out of America., Inc. for the year ended December 31, 1994. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements and the related schedules based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements and the related schedule are free of material misstatement. An audit includes examining on a test basis evidence supporting the amounts and disclosures in the financial statements and the related schedule. An audit also includes an assessment of the accounting principles used and significant estimates made by management, as well as an evaluation of the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the results of operations, changes in shareholders' deficit and cash flows of Phase-Out of America Inc. for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

As discussed in Note 9 to the financial statements, the Company has been subject to certain governmental regulatory matters by the U.S. Food and Drug Administration and the Federal Trade Commission. At the present time, neither the Company nor its legal counsel can predict the ultimate outcome of the matters addressed by these agencies. These matters, if pursued by the agencies, may have a material adverse effect on the operations of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a working capital deficiency, both of which raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.



                                                           STEWART W. ROBINSON

New York, New York
March 27, 1995

PHASE-OUT OF AMERICA, INC.
Balance Sheets
December 31, 1995
================================================================================


Assets
   Current Assets
     Cash                                                               $176,818
     Accounts receivable - net of allowance for doubtful
      accounts of $-0-                                                    71,967
     Inventory - stated at the lower of cost or market -
      first-in, first-out                                                 99,300
     Prepaid expenses                                                      9,852
     Other current assets                                                 18,592
                                                                        --------

                                                                         376,529
                                                                        --------
   Property and Equipment - at cost - net of accumulated
     depreciation of $13,975                                               7,550

   Patents - at cost - net of accumulated amortization of
     $3,795                                                               43,205

   Other Assets                                                            3,542
                                                                        --------
                                                                          54,297
                                                                        --------
                                                                        $430,826
                                                                        ========

PHASE-OUT OF AMERICA, INC.
Balance Sheets
December 31, 1995
================================================================================


Liabilities and Shareholders' (Deficit)
   Current Liabilities
     Senior subordinated convertible debentures - including
      accrued interest of $24,958                                   $  459,958
     1992 convertible debentures - including accrued interest
      of $8,265                                                         29,765
     Taxes payable                                                       8,077
     Accounts payable                                                  582,159
     Accrued officer compensation                                      144,160
     Loans from officer/shareholder                                     31,650
     Other current liabilities                                          26,176
                                                                    ----------

                                                                     1,281,945
                                                                    ----------
   Shareholders' (Deficit)
     Series A Convertible  Preferred Stock - par value $.001 -
     authorized  600,000 shares - no shares issued and
     outstanding
   Series B Convertible Preferred Stock - par value $.001 -
     authorized 5,000,000 shares - no shares issued and
     outstanding
   Common  Stock  - par  value  $.00003  -  authorized
     100,000,000  shares - 74,859,319 shares issued and
     outstanding                                                         2,246
   Capital in excess of par                                          1,937,688
   Accumulated (deficit)                                            (2,791,053)
                                                                    ----------

                                                                      (851,119)
                                                                    ----------
                                                                    $  430,826
                                                                    ==========

See notes to financial statements.

PHASE-OUT OF AMERICA, INC.
Statements of Operations
================================================================================

                                                      For the Years Ended
                                                          December 31,
                                                 ------------------------------
                                                     1995              1994
                                                 ------------      ------------

Sales - net                                      $  1,532,405      $    328,686

Cost of Sales                                         264,566           157,209
                                                 ------------      ------------

                                                    1,267,839           171,477
                                                 ------------      ------------
Selling Expenses                                    1,322,199           223,042

General and Administrative Expenses                   664,648           425,363
                                                 ------------      ------------

                                                    1,986,847           648,405
                                                 ------------      ------------
                                                     (719,008)         (476,928)
                                                 ------------      ------------
Other Income (Expenses)
  Interest income                                          89               570
  Royalty income                                         --               2,930
  Interest (expense)                                  (49,742)          (11,079)
                                                 ------------      ------------

                                                      (49,653)           (7,579)
                                                 ------------      ------------
Net (Loss)                                       $   (768,661)     $   (484,507)
                                                 ============      ============


(Loss) Per Share                                 $      (0.02)     $      (0.01)
                                                 ============      ============


Weighted Average Number of Shares
  Outstanding (to nearest 1,000,000)               68,000,000        57,000,000
                                                 ============      ============

See notes to financial statements.

PHASE-OUT OF AMERICA, INC.
Statement of Shareholders' (Deficit)
For the Year Ended December 31, 1995
================================================================================


                                                         Number of
                                                         Common Stock     Amount        Capital in
                                                           Shares        $.00003         Excess of      Accumulated       Deferred
                                                        (Post-Split)    Par Value        Par Value       (Deficit)      Compensation
                                                        -----------     -----------     -----------     -----------     -----------
Balance - January 1, 1994                                53,494,288     $     1,605     $ 1,352,597     $(1,537,885)    $    68,750
 Bond conversions to stock                                   50,045               2           4,999            --              --
 Shares issued to Products &
   Patents, Ltd. for patent rights
   and reduction of accounts
   payable                                                6,000,000             180         146,820            --              --
 Stock issued for accrued
   services rendered:
    Officers                                              1,500,000              45          16,455            --              --
    Consultants and employees                             1,940,000              57          27,107            --              --
 Proceeds from sales of stock                                50,000               2           2,499            --              --
 Return of escrow shares                                 (2,750,000)            (82)        (68,668)           --           (68,750)
 Net (loss)                                                    --              --              --          (484,507)           --
                                                        -----------     -----------     -----------     -----------     -----------

Balance - December 31, 1994                              60,284,333           1,809       1,481,809      (2,022,392)           --
 Proceeds from sales of stock                             2,006,061              60         119,940            --              --
 Bond and accrued interest
   conversions to stock                                     624,245              19          33,996            --              --
 Stock issued to supplier                                 1,000,000              30          17,470            --              --
 Stock issued for accrued services rendered:
    Officers and directors                                4,022,038             121         161,353            --              --
    Consultants                                           6,935,000             207         123,120            --              --
 Net (loss)                                                    --              --              --          (768,661)           --
                                                        -----------     -----------     -----------     -----------     -----------

Balance - December 31, 1995                              74,871,677     $     2,246     $ 1,937,688     $(2,791,053)    $      --
                                                        ===========     ===========     ===========     ===========     ===========


See notes to financial statements.

PHASE-OUT OF AMERICA, INC.
Statements of Cash Flows                                             Page 1 of 2
================================================================================


                                                           For the Years Ended
                                                               December 31,
                                                         ----------------------
                                                            1995        1994
                                                         ---------    ---------
Cash Flows from Operating Activities
  Net (loss)                                             $(768,661)   $(484,507)
  Adjustments to reconcile net (loss) to cash
   (used for) operating activities:
     Depreciation and amortization                           6,074        3,417
     (Increase) decrease in:
      Accounts receivable                                  (69,883)      50,085
      Inventories                                          256,186      150,326
      Prepaid expenses and other current assets            (15,081)        (638)
     Increase (decrease) in:
      Accrued bond interest                                 25,968         --
      Accounts payable                                      46,269       47,307
      Accrued officer compensation                         144,160      125,715
      Taxes payable                                          3,270      (18,485)
      Amounts due to affiliate                             (91,488)     (51,011)
      Other current liabilities                             21,710         --
      Expenses paid through the issuance of
        restricted common stock                            159,086       43,665
                                                         ---------    ---------

                                                          (282,390)    (134,126)
                                                         ---------    ---------
Cash Flows from Investing Activities
  Acquisition of fixed assets                                 (800)        (550)
  Decrease in other assets                                     300           85
  Acquisition of patent rights from affiliate through
   issuance of common stock                                   --        (47,000)
                                                         ---------    ---------

                                                              (500)     (47,465)
                                                         ---------    ---------
Cash Flows from Financing Activities
  Proceeds from sales of debentures                        290,000         --
  Advances from officer/shareholder                         25,753       (8,000)
  Payments of capital leases                                 (586)      (7,287)
  Proceeds of sales of common stock                        120,000        2,500
  Common stock to affiliate for patent rights                 --         47,000
  Proceeds from senior secured short-term note                --        125,000
  Loan from director/shareholder                              --         20,000
  Loans to officers                                           --          8,200
                                                         ---------    ---------

                                                           435,167      187,413
                                                         ---------    ---------

See notes to financial statements.

PHASE-OUT OF AMERICA, INC.
Statements of Cash Flows                                            Page 2 of 2
================================================================================

                                                              For the Years Ended
                                                                  December 31,
                                                              -------------------
                                                                1995       1994
                                                              --------   --------

Net Increase in Cash                                          $152,277   $  5,822

Cash - beginning                                                24,541     18,719
                                                              --------   --------

Cash - end                                                    $176,818   $ 24,541
                                                              ========   ========


Supplemental Disclosures
   Cash paid for:
     Interest                                                 $ 23,880   $    886
                                                              ========   ========


   Non-cash investing and financing transactions:
     Debt due to affiliate paid through the issuance
      of common stock                                         $   --     $100,000
                                                              ========   ========

     Bond and accrued interest conversions to common stock    $ 34,014   $  5,000
                                                              ========   ========

     Assumption of accounts payable:
      In exchange for inventory                               $173,257   $   --
                                                              ========   ========

      In payment of amounts due to affiliate                  $227,709   $   --
                                                              ========   ========

     Loan from director/shareholder converted to debentures   $ 20,000   $   --
                                                              ========   ========

     Senior secured notes payable converted to senior
      subordinated convertible debentures                     $125,000   $   --
                                                              ========   ========

     Stock issued to supplier                                 $ 17,500   $   --
                                                              ========   ========

     Stock issued for accrued services rendered               $125,715   $   --
                                                              ========   ========


See notes to financial statements.

PHASE-OUT OF AMERICA, INC.
Notes to Financial Statements
December 31, 1995
================================================================================


1 -  The Company

     Phase-Out of America, Inc. (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company's purpose is to market and distribute its patented phase-out system smoking cessation device (the "product").

     The Company has primarily marketed the product in the United States through
     direct  response   marketing   including   radio,   television   spots  and
     infomercials and is beginning to foreign distribution.


2 -  Summary of Significant Accounting Policies

     a. Inventory - Inventory is valued at cost (specifically identified) which is not in excess of market value. Inventory is comprised entirely of finished goods.

     b.   Property and  Equipment - Property and  equipment are carried at cost.
          Depreciation  is  computed  on  the  straight-line   method  over  the
          estimated useful lives of the assets.

     c. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     d. Patents - Patents represent a patent dated June 15, 1993 that was acquired by the Company on October 25, 1994. The acquisitions cost has been capitalized and amortized (straight-line method) over the life of 16 years.

     e. Advertising Costs - All costs relating to direct response advertising and marketing have been expensed in the period incurred. The Company's direct response advertising costs do not qualify for capitalization under the American Institute of Certified Public Accountants Statement of Position 93-7 Reporting on Advertising Costs guidelines because there is no historical data to provide a basis that the direct market will have measurable future benefit. Advertising costs during 1995 and 1994 were $216,937 and $65,572, respectively.



                                                                       Continued

     f. Earnings (Loss) Per Share - Loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock equivalents have not been included in the earnings per share computation because of their anti-dilutive effect.


     g. Stock-Based Compensation - The Company occasionally issues stock to employees and non-employees in lieu of cash as compensation for services rendered. The Company has adopted Financial Accounting Standard #123 which requires those transactions to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.


     h. Reclassifications - Various accounts in the prior year's Statement of Operations have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifcations had no impact upon the results of operations.


3 -  Status of the Company

     The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of December 31, 1995, current liabilities exceed current assets by $905,416. Those factors, as well as the Company's relatively recent entry into the marketplace, create an uncertainty about the Company's ability to continue as a going concern.

     The Company has intentions of expanding and refining its marketing efforts to improve the efficiency of these efforts and to increase revenues. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of long-term debt and equity securities.

     The financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.


                                                                       Continued

4 -  Warrants and Convertible Debentures

     a.   Warrants -

                                            Price Per                Expiration
                                 Shares       Share         Total       Dates
                                ================================================
Balance - December 31, 1994     3,034,000  $.25          $  758,500  1996
 Issued with purchase of
   common stock                 2,900,000   .15             435,000  1998
 Issued for services            2,006,061   .10 - .15       230,909  1996 - 1998
                                ---------                ----------

Balance - December 31, 1995     7,940,061                $1,424,409
                                =========                ==========


     b 1992 Convertible Debentures - In 1992, the Company initiated a series of private placement offerings of two and three Subordinated
          Convertible Debentures with an annual interest rate of 10% and with variable conversion rates (ranging from $.05 to $.10 per share). These offerings raised a total of $117,500. The Company is in default on interest payments and is in violation of covenants. Of the original $117,500 raised, $96,000 has been converted into stock. As of December 31, 1995, $21,500 of principal and $8,266 of interest remain unpaid or unconverted on these debentures.

     c. Senior Secured Notes Payable - In 1994, the Company issued one-year Senior Secured Notes Payable for $125,000, which were converted into the Company's 1995 Private Placement of Senior Subordinated Convertible Debentures.

     d. Senior Subordinated Convertible Debentures - In 1995, the Company conducted a private placement of Senior Subordinated Convertible Debentures (due 1998), in which $310,000 was obtained from private lenders, $125,000 was converted from the 1994 Senior Secured Notes and $20,000 was converted from a 1994 directors/shareholders loan for a total of $435,000. The debentures are convertible at $.075 per share through 1998 and, in certain circumstances, are mandatorily convertible. The debentures bear an annual interest rate of 10%. The Company is technically in default because the December 17, 1995 interest payments, totaling $19,750, were paid between one and four days after the 30-day grace period.


5 -  Related Party Transactions

     a. Licensing Agreements - The Company had licensing agreements with Products & Patents, Ltd. ("P&P"), a company related by management and control.


                                                                       Continued

          In August, 1995, the relationship with P&P was terminated and the Company's obligation to pay royalties was discontinued. In connection with this transaction, the Company agreed to assume a $400,966 liability to one of P&P's suppliers in exchange for the elimination of the liability owed to P&P of $227,709 and inventory valued at $173,257. There was no gain or loss recognized as a result of this transaction.

     b. Loan from Officer/Shareholder - An officer/shareholder of the Company is owed $31,650 by the Company. The amount is payable on demand and there is no stated rate of interest.

     c. Other - The Company's general counsel is a relative of certain of the officers. The Company incurred approximately $25,000 of legal fees with this firm in 1995 and $9,000 in 1994, of which $21,780 remained unpaid as of December 31, 1995.


6 -  Income Taxes

     The Company has available net operating loss carryforwards of approximately $2,600,000, which expire in 2002 until 2010. Deferred income taxes reflect the net tax effects of net operating loss carryforwards and result in deferred tax assets of approximately $780,000 and $600,000 at December 31, 1995 and 1994, respectively, which were fully offset by valuation allowances due to uncertainties surrounding the ultimate realization of this asset.


7 - Leases

     The Company leases automobiles for its officers, none of which have purchase or renewal options. Rental expense was $23,413 and $22,404 for 1995 and 1994, respectively. The future minimum rental payments required under these leases are as follows:

                                 1996          $29,100
                                 1997           13,044
                                 1998            5,856

     The Company is currently in negotiations for the lease of office space.


8 -  Economic Dependence

     The Company purchased 100% of its products in 1995 and 1994 from one vendor.


                                                                       Continued

9 -  Other Commitments and Contingencies

     a. Direct Response Marketing Agreement - By agreement dated December 30, 1994, and subsequently amended on July 13, September 21, and December 22, 1995, the Company granted to On-Air Infonetwork, Inc. ("On-Air") the exclusive television direct response marketing rights for the product in the United States and Canada. In addition to agreeing to spend $50,000 on production, talent and editing costs in conjunction with the production of the Company's infomercial and other television commercials, On-Air agreed to generate certain minimum sales and to expend substantial monies on broadcast media time. Once On-Air has expended a minimum total on media, the Company is liable for reverse royalties on units sold excluding those sold through On-Air's direct response marketing campaign.

          In March, 1996, the Company made a demand for arbitration before a commercial panel of the American Arbitration Association against On-Air, to seek damages sustained as a result of their failure to perform pursuant to an agreement with the Company. In April, 1996, in connection with the proceedings commenced by the Company, On-Air obtained a temporary restraining order against the Company. The temporary restraining order was removed when the Company agreed to set aside $75,000 and a percentage of sales up to an additional $25,000 (total $100,000), in a special escrow account with the Company's legal counsel. No hearing dates have been scheduled in the arbitration. The Company's maximum exposure in the event the arbitration is lost is approximately $150,000 and the reinstatement of the reverse royalties on sales made in other marketing venues domestically. As of December 31, 1995, there was a liability of approximately $101,000 included in accounts payable relating to this agreement which will be increased based upon sales in 1996.

     b. Other Marketing Agreements - The Company has entered into various marketing agreements both domestically and abroad. Those agreements generally have sales quotas which the other parties must achieve in order to maintain exclusivity but generally do not bind the Company to any purchase commitments.

     c. Regulatory Matters - On June 1, 1993, the U.S. Food and Drug Administration (FDA) sent a warning letter to the Company. The letter stated that due to the Company's marketing and promotional materials used at the time for the product, the FDA believed the product was being sold as a medical device and should be subject to regulation as a medical device under the Federal Food, Drug and Cosmetic Act (FDC
          Act), and that the product was in violation of certain provisions of that Act.

          The Company believes that the product is not a medical device within the meaning of the FDA Act and has advised the FDA of its position. However, in an act of cooperation with the FDA, the Company volunteered to make revisions in its promotional material in order to make it clearer to the public that the product is not intended to be used as a medical device.


                                                                       Continued

          Since these revisions have been made, the Company has not received any communications from the FDA about this matter. However, no assurance can be given that the FDA will not in the future continue its investigation and prohibit the Company from marketing the product or invoke other remedies without the Company complying with medical device status requirements of the FDC Act.

          On October 20, 1993, the Federal Trade Commission ("FTC") advised the Company that they were conducting a non-public, informal inquiry to determine whether the Company had engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act ("FTC Act") in connection with certain advertising claims made by the Company. The Company provided certain information and documents requested by the FTC.

          Management believed that the FTC was apparently satisfied with the Company's response to their inquiry and its willingness to cooperate. However, on August 3, 1995, the Company received a complaint from the FTC Division for Advertising Practices with regard to the ongoing investigation.

          The FTC submitted to the Company a draft administrative complaint and a proposed consent agreement outlining the terms of a possible settlement of the FTC's claims. In response, the Company has submitted a counter-proposal and has engaged in extensive dialogue with FTC staff to negotiate a resolution of the FTC's claims.

          The draft administrative complaint, which has not to date been filed by the FTC, alleges that certain statements and claims contained in the Company's print and broadcast advertisements for the sale of the product are false and misleading in that they are not reasonably substantiated and, therefore, violate Sections 5 and 12 of the FTC Act. The Company denies the material allegations in the draft administrative complaint and will vigorously defend such an action in the event that a settlement cannot be reached and a complaint is actually filed. The Company has made, and continues to make, all reasonable efforts to resolve the FTC's concerns without resort to litigation.

          In the event that the FTC institutes an administrative proceeding against the Company, it could have an adverse effect on the operations of the Company. Regardless of the ultimate outcome of any such action, the Company would likely incur substantial expenses in defense which, in the aggregate, would exceed the applicable materiality standard.

          In February, 1995, the Company's former attorney, John B. Lowy, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $36,000. Management intends to vigorously defend all but approximately $16,000 of the claim. The financial statements include a liability for $16,000 payable to this party. Legal counsel has not rendered an opinion as to the ultimate outcome of this matter.



                                                                       Continued

10 - Subsequent Event


          In March,  1996,  the Company  borrowed  $200,000  from an  individual investor to finance the airing of the Company's television infomercial. The Company has agreed to use the money for a period of six months and to pay a fee of 2 1/2% per month. The Company's Chairman, President and a Director have also loaned money to the Company for the financing of the infomercial. Each individual may withdraw their funds at any time upon 60 days' written notification to the Company.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               PHASE-OUT OF AMERICA, INC.


Dated: June _____, 1996                        By: _____________________________
                                                   Irwin Pearl, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                      TITLE                                         DATE
- ----------                                      -----                                         ----


- ---------------------
Bernard Gutman                          Chairman of the Board of Directors                June _____, 1996
                                        Chief Executive Officer

- ---------------------
James F. Leary                          Vice Chairman of the Board &
                                        Chief Financial Officer                           June _____, 1996

- ---------------------
Irwin Pearl                             President & Chief Operating
                                        Officer                                           June_____, 1996

- ---------------------
Drew A. Gutman                          Secretary-Treasurer & Director                    June _____, 1996


- ---------------------
Daniel Silkiss                          Director                                          June _____, 1996

- ---------------------
Luther H. Hodges, Jr.                   Director                                          June _____, 1996



                            SUPPLEMENTAL INFORMATION

     Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants  Which Have Not  Registered  Pursuant to
Section 12 of the Act.


                                      NONE