Form 10QSB
period 1996-03-31
PHASE OUT OF AMERICA INC
filed 1996-08-27
CIK 824416

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-QSB

            [ X ] QUARTERLY  REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended March 31, 1996

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

             Commission File Number: 33-18099-NY and 33-23169-NY

                            PHASEOUT OF AMERICA, INC.
      (Exact Name of small business issuer as specified in its charter)

         DELAWARE                                          11-2873662
(State or other jurisdiction of                     (IRS Employer I.D. No.)
Incorporation or organization)

                     140, Broadway, Lynbrook, New York 11563
                   (Address of principal executive offices)

Issuer's telephone number, including area code:        (516) 599-1900

Securities registered pursuant to Section 12(b) of the Act:      None
Securities registered pursuant to Section 12(g) of the Act:      None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934, during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES  [  X  ]           NO  [    ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

        Class                                    Outstanding at March 31, 1996
- -----------------------------                    -----------------------------
Common Stock, par value
$.00003 per share                                     74,859,319

PART 1 FINANCIAL INFORMATION
Item 1, financial statements

PHASE-OUT OF AMERICA, INC.

FINANCIAL STATEMENTS (Unaudited)

March 31, 1996

Financial Statements

Accountant's Disclaimer of Opinion                                            F2
Balance Sheets                                                          F3 to F4
Statements of Operations                                                      F5
Statements of Cash Flows                                                      F6
Schedules of General and Administrative Expenses                              F7
Notes to Financial Statements                                          F8 to F10


Management's Discussion and Analysis                                  F11 to F12




                                      -F1-

                               Stewart W. Robinson
                           Certified Public Accountant
                          450 Seventh Ave., Suite 1009
                               New York, NY 10123
                      Tel (212) 629-7323 Fax (212) 629-7052




ACCOUNTANT'S DISCLAIMER OF OPINION

Shareholders and
Board of Directors
Phase-Out of America, Inc.
Lynbrook, New York

The accompanying balance sheet of Phase-Out of America, Inc. as of March 31, 1996 and the related statements of operations, and cash flows, and schedule of general and administrative expenses for the three months ended March 31, 1996 and 1996 were not audited by me and, accordingly, I do not express an opinion or any other form of assurance on them.

                                              STEWART W. ROBINSON

New York, New York
July 19, 1996




                                      -F2-

PHASE-OUT OF AMERICA, INC.
BALANCE SHEETS (Unaudited)

                                                        March 31,   December 31,
                                                          1996         1995
                                                       ----------    ----------
ASSETS                                                       (Unaudited)

CURRENT ASSETS
  Cash                                                  $161,947     $176,818
  Restricted cash balances and escrow funds
   (see Temporary media funding)                          40,000
  Accounts receivable-net of allowance for doubt-
   ful accounts of $0 (1996) and $0 (1995)                65,599       71,967
  Inventory -- stated at the lower of cost
   or market - first-in first-out                         34,180       99,300
  Prepaid expenses                                        21,058        9,852
  Other current assets                                      --         18,592
                                                        --------     --------
                     TOTAL CURRENT ASSETS                322,784      376,529

FIXED ASSETS, at cost, net of accumulated
 depreciation of $14,775 (1996), $13,975 (1995)            6,750        7,550

SECURITY DEPOSITS                                          3,710        3,542

PATENTS - at cost, net of accumulated
 amortization of $4,530 (1996) and $3,795 (1995)          42,470       43,205

BOND DISCOUNT                                                108
                                                        --------     --------
                                                        $375,822     $430,826
                                                        ========     ========

                         (continued on next page . . . )

See accountant's disclaimer and notes to financial statements


                                      -F3-

PHASE-OUT OF AMERICA, INC.
BALANCE SHEETS  (Unaudited) -- Continued

                                                         March 31,  December 31,
                                                           1996        1995
                                                       ----------   ----------
                                                             (Unaudited)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES

Temporary media funding (see restricted cash)          $   40,000   $     --
Senior subordinated convertible debentures, including
 accrued interest of $16,083 (1996) and $24,958 (1995)    451,083      459,958
1992 convertible debentures - including accrued
  interest of $8,741 (1996) and $8,265 (1995)              30,241       29,765
Accounts payable and accrued expenses                     749,866      582,159
Taxes payable                                               9,893        8,077
Accrued officer compensation                              144,160      144,160
Loans from Officer/Shareholder                             53,900       31,650
Other current liabilities                                    --         26,176
                                                       ----------   ----------
             TOTAL CURRENT LIABILITIES                  1,479,143    1,281,945
                                                       ----------   ----------

STOCKHOLDERS' DEFICIENCY

  Series A Convertible Preferred Stock, par
   value $.001 per share -- authorized 600,000 shares -- no shares issued and outstanding

  Series B Convertible Preferred Stock, par
    value $.001 per share -- authorized 5,000,000 shares -- no shares issued and outstanding

  Common stock, $0.00003 par value:
   Authorized shares -- 100,000,000
    Issued and outstanding shares --
     74,859,319  at March 31, 1996
      74,859,319  at December 31, 1995                      2,246        2,246

 Capital in excess of par                               1,937,688    1,937,688

  Accumulated deficit                                  (3,043,255)  (2,791,053)
                                                       ----------   ----------
                                                       (1,103,321)    (851,119)
                                                       ----------   ----------

Related party transactions -- Note 4
Commitments and other comments -- Note 6
Subsequent events -- Note 7

                                                      $   375,822  $   430,826
                                                      ===========  ===========

See accountant's disclaimer and notes to financial statements




                                      -F4-

PHASE-OUT OF AMERICA, INC.
STATEMENTS OF OPERATIONS AND DEFICIT (Unaudited)

                                                   Quarter Ended March 31,
                                                     1996              1995
                                               ------------        ------------
REVENUES:

Sales -- net                                   $    627,844        $     44,682
Cost of sales                                       108,203              12,810
                                               ------------        ------------
           Gross Profit                             519,641              31,872

Selling expenses                                    539,748             107,588
General and administrative                          210,305             192,608
                                               ------------        ------------
                                                    750,053             300,196
                                               ------------        ------------
                                                   (230,412)           (268,324)

OTHER INCOME AND EXPENSES:

Interest expense                                    (21,801)             (5,171)
Other income                                           --                16,223
Interest income                                          11                  54
                                               ------------        ------------
                                                    (21,790)             11,106
                                               ------------        ------------

Net loss                                           (252,202)       $   (257,218)
                                                                   ============

Deficit at beginning of year                     (2,791,053)
                                               ------------

Deficit at end of quarter                      $ (3,043,255)
                                               ============

Loss per share                                 $      NIL          $     NIL
                                               ============        ============

Weighted average number
of shares outstanding                            75,000,000          60,000,000
                                               ============        ============








See accountant's disclaimer and notes to financial statements




                                      -F5-

PHASE-OUT OF AMERICA, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                Quarter Ended
                                                                  March 31,
                                                         1996                 1995
                                                       ---------             ---------
OPERATING ACTIVITIES
  Net loss                                             $(252,202)            $(257,218)
  Adjustments to reconcile net income to cash
   used for operating activities:
    Depreciation and amortization                          1,535                 1,434
    (Increase) decrease in accounts receivable             6,368               (15,738)
    Decrease in inventories                               65,120                12,811
    Decrease (increase) in prepaid and other current       7,278                  (646)
    Increase (decrease) in accounts payable
      accrued expenses and other current liabilities     141,531                 1,191
    (Decrease) increase in taxes payable                   1,816                 5,304
    Increase in accrued officer compensation                                    41,000
    Bond discount amortization                              --                     100
   (Decrease) increase in amounts due affiliate                                (16,891)
    Accrued interest on debentures and bonds              (8,399)
    Expenses paid through the issuance of
      restricted common stock                                                  108,691
                                                       ---------             ---------
CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES         (36,953)             (119,962)

  Acquisition of fixed and other assets                     (168)
                                                       ---------             ---------
            INVESTING ACTIVITIES                            (168)
                                                       ---------             ---------

FINANCING ACTIVITIES
  Payments on capital leases                                --                    (750)
  Proceeds of sales of Common Stock
  Proceeds from senior subordinated debentures                                 134,792
  Repayment of advances from officer/stockholder          22,250
  Proceeds of bond sales net of conversions
  Loan to affiliated company


                                                       ---------             ---------
CASH PROVIDED (USED FOR) BY FINANCING ACTIVITIES          22,250               134,042
                                                       ---------             ---------

                    (DECREASE) INCREASE IN CASH          (14,871)               14,080

 Cash at beginning of year                               176,818               824,541
                                                       ---------             ---------

 Cash at end of quarter                                $ 161,947             $  38,621
                                                       =========             =========


SUPPLEMENTAL INFORMATION

  Interest paid during the quarter                     $  20,750             $     200
                                                       =========             =========

  Temporary media funds received                       $  40,000             $    --
                                                       =========             =========

See notes to financial statements



                                      -F6-

PHASE-OUT OF AMERICA, INC.
SCHEDULE OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Unaudited)

                                                               Quarter Ended
                                                                March 31,
                                                           1996          1995
                                                         --------       --------

 SELLING EXPENSES:

 Television marketing expense                            $ 47,505       $   --
 Advertising and promotion                                 19,670         71,270
 Fulfillment and credit card                               89,107          3,429
 Commissions and royalties                                262,969         13,304
 Travel and entertainment                                  21,597          7,946
 Auto lease                                                 8,490          5,242
 Auto expense                                               2,783          2,310
 Postage and shipping - net                                29,570          4,087
 Radio marketing expense                                   34,852           --
 Royalty expense                                           23,205           --
                                                         --------       --------
                                                         $539,748       $107,588
                                                         ========       ========

GENERAL AND ADMINISTRATIVE EXPENSES:

 Officers' compensation                                  $ 52,000       $ 87,750
 Salaries                                                  24,944         17,760
 Consulting fees                                              600         42,401
 Insurance expense                                         16,046         10,418
 Professional fees                                         64,807         12,150
 Telephone                                                  9,374          4,887
 Payroll taxes and employee benefits                        9,674          1,673
 Financing costs                                             --            1,563
 Office and printing                                       17,577          2,314
 Rent                                                       4,500          5,250
 Miscellaneous                                              4,265            814
 Depreciation and amortization                              1,535          1,434
 Utilities                                                  1,399          1,233
 Equipment rental                                            --            1,527
 Repairs and maintenance                                    1,959            441
 Stock transfer fees                                        1,268            993
 State Franchise Taxes                                        357           --
                                                         ========       ========
                                                         $210,305       $192,608

     See notes to financial statements


                                                -F7-

PHASE-OUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer March 31, 1996


NOTE 1 -- BACKGROUND AND BASIS OF PRESENTATION

Phase-Out of America, Inc. (the Company) incorporated in Delaware on July 17, 1987 for the purpose of marketing and distributing the Phase-Out System smoking cessation product (the "Product") nationally after obtaining scientific and clinical credibility through testing.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has, suffered recurring losses from operations ($252,202 in 1996 and $257,218 in 1995), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and is planning to seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

The interim statements were prepared pursuant to the requirements for reporting on Form 10-QSB. The December 31, 1995 balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1995. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of the results for the entire year ending December 31, 1996.

NOTE 2 -- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Changes in significant accounting policies:

There were no changes in significant accounting policies during the current period.

Inventories:

The Company has possession and control (but not title) over a sufficient quantity of Phase-Out devices to meet foreseeable near term customer orders. Upon shipment of each item by the fulfillment house, payment is due to the manufacturer at the agreed upon unit price plus $1.00 per unit to be applied to old invoices.

NOTE 3 -- STOCKHOLDERS' EQUITY

Stock Issued to Officers, Consultants and Employees:

Through March 31, 1996, the Company issued 0 shares to officers and 0 shares to consultants.



                                      -F8-

PHASE-OUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer March 31, 1996


NOTE 4 -- RELATED PARTY TRANSACTIONS

Officers' Compensation:

Compensation and expense reimbursements and allowances for the President and Vice President were as follows:

                                      Quarter Ended March 31,
                                       1996            1995
                                      -------        -------

Cash compensation                     $52,000         72,000
Bonuses  paid  by  issuance
 of restricted common stock              --           15,750
                                      -------        -------
                                      $52,000        $87,750
                                      -------        -------

Automobile lease                        7,390          5,242
Automobile expenses                     2,783          2,310
Entertainment expenses                 21,597          7,946
Telephone expenses                      2,047          2,250

Loans from Officer/Stockholders:

An officer/stockholder is owed $53,900 by the Company. The amount is payable on demand.

Other:

General Counsel to the Company is a relative an officer. The Company incurred approximately $40,000 of legal fees with his firm in 1996.

NOTE 5 -- LONG TERM DEBT

See subsequent events footnote.

NOTE 6--COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Dependence on Major Customers and Suppliers:

The Company is dependent on a few major customers and marketing methods affected by relationships with third party marketers for substantially all of its revenues. Direct response TV sales represented approximately 70% of of total sales. Most of these sales were made through a marketing firm whose relationship has terminated and that the Company is presently in litigation with. Export sales represent 14% of sales with no export customer representing more than 10% of total sales.

The Company is currently dependent on one supplier for their inventory. As of March 31, 1996, the Company owed this supplier approximately $298,000 for debt assumed from its affiliate, P&P. The Company has recently made arrangements with this manufacturer to pay down the liability at the


                                      -F9-

PHASE-OUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer March 31, 1996 rate of $1.00 for each unit it ships, plus the unit price.

Regulatory matters:

There have been no changes in the status of regulatory inquiries by by the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC).

Temporary media funding:

In March 1996, the Company borrowed $15,000 from an individual and $25,000 from a director to finance the airing of the Company's television infomercial. Subsequent to March 31, 1996, an additional $250,000 was borrowed.

Litigation:

The Company is party to the following lawsuits:

A former lawyer is suing the Company for unpaid fees and disbursements approximating $36,000. Management intends to defend vigorously all but approximately $16,000 of the claim. The balance included in accounts payable is approximately $16,000.

The Company is in arbitration with a former Television Marketing firm, On-Air Infonetworks, Inc. The Company is placing funds in escrow to fund the settlement of this matter. Legal counsel has not been able to give an opinion as to the ultimate outcome or the amount of any potential settlement. In April 1996, On-Air obtained a temporary restraining order which has since been lifted upon the Company's agreement to place funds in escrow. There has been no substantial change in this matter since the issuance of the December 31, 1995 financial statements.

NOTE 7--SUBSEQUENT EVENTS

Private Placement of  Common Stock:

In July 1996, a group of investors acquired 19,557,950 shares of the Company's common stock (representing 18% of total shares outstanding) for $500,000. In connection with this investment, the two leaders of this group where elected to the Board of Directors. Additionally, one of the two leaders of the investment group was appointed Secretary/Treasurer.

Conversion of Senior Subordinated Debentures:

In June 1996 (shares issued in July 1996) holders of Senior Subordinated Debentures aggregating $385,000 in face amount converted the debt into 7,700,000 shares of common stock.

Common Stock Issued for Services:

In May 1996, the officers exchanged their rights for accrued salaries for an aggregate of 3,750,000 shares of common stock. In June 1996, the Company issued an aggregate of 467,143 shares to various consultants.



                                     -F10-

PHASE-OUT OF AMERICA, INC.
Management's Discussion and Analysis

                              Results of Operations
                  Three Months Ended March 31, 1996 Compared
                      to Three Months Ended March 31, 1995

The Company incurred a net loss of $252,202 for the 3 months ended March 31, 1996 as compared to the loss of $257,218 for the 3 months ended March 31, 1995. 3 month revenues increased 14 times) compared to the same period last year (approximately 20,000 units for a total of $627,844 in 1996 as compared to approximately 2,700 units for a total of $44,682 in 1995). The improvement in revenues resulted from retail sales of the product through television direct response methods. This represents substantially higher unit selling prices as well as increases in unit volume. Although increased revenues are reflected in gross profit, there are substantial additional costs associated with distribution through this channel, substantially reducing the net benefit of the sales increase to the Company.

Selling expenses increased to $539,748 from $107,588 (an increase of 402%). General and administrative expenses remained stable at $210,305 from $192,608 (9% increase). Of the total selling general & administrative expenses, $0 and 108,691 was paid in the form of restricted common stock (a non-cash item), respectively for 1996 and 1995. The increase in payroll was needed to manage increased inquiries, as well as managing the increased sales volume. Total officer salaries declined to $52,000 in 1996compared to $87,750 for 1995 because of caps on officer compensation placed by the Board of Directors.

Television and radio marketing costs, commissions, royalties and fulfillment, in the aggregate increased 27 times to $457,638 in 1996 form $16,733 due to the arrangement with On-Air.

The gross profit margin increased to 83% from 71%, due to the high volume of direct response television sales.

The Company maintains a $500,000 liability insurance policy.

                         Liquidity and Capital Resources

Cash of $36,953 was used for operations for the 3 months ended March 31, 1996 as compared to $119,962 used in the same period of last year. Cash decreased during the 3 months ended March 31, 1996.

Short term liquidity is being affected by the need for cash to maintain a steady flow of inventory now that sales have increased. The present arrangement with the manufacturer is that goods are presently held on consignment, with the obligation to pay only upon shipment to customers. Additionally, the previous liability to the manufacturer is paid down at the rate of $1 additional dollar per unit shipped.

The product's domestic success depends heavily on reaching potential customers through advertising and other marketing methods requiring additional cash flow for this purpose.

In July 1996, a group of investors acquired 19,557,950 shares of the Company's common stock (representing 18% of total shares outstanding) for $500,000. This should alleviate any near term concerns regarding the ability of the Company to meet its current obligations.


                                     -F11-

PHASE-OUT OF AMERICA, INC.
Management's Discussion and Analysis


The Company's working capital has deteriorated due to the use of current assets for operations and increases in accounts payable. Working capital and current ratios were:

                                  March 31,       December 31,        March 31,
                                    1996             1995              1995
                                -----------       -----------       -----------
Working capital
(deficiency)                    $(1,156,359)      $  (905,416)      $  (460,638)
Current ratios                       0.22:1            0.29:1            0.34:1


                           Distribution and Marketing

During 1995 the Company's increased television media exposure for the PHASEOUT device which helped marketing efforts in other marketing venues such as catalogs, radio, syndication and export sales. The Company has entered into marketing agreements in several countries already and is in discussion with many more. Management is of the opinion that international sales will represent the significant portion of the Company's overall revenues in the future.

The Company introduced two new product lines last year. The first was a comprehensive self-help quit smoking program targeting corporations, insurance companies, HMO's and consumers. This program combines the PhaseOut device with the latest behavior modification techniques. The second product line consists of eight consumable products for smokers and former smokers. These initial eight products are: a stain fighting toothpaste, a breath mint, a weight loss supplement, a smoker's vitamin, a calcium supplement, an anti-stress product, a one a day coated aspirin and a alpha-hydroxy skin cream.

The Company, in cooperation with our South Korean distributor, has developed an upgraded PHASEOUT unit, which was designed primarily for the Japanese market and for use in South Korea.

                               Regulatory Matters

There have been no material changes in the status of matters pending before the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC).




                                     -F12-

                           PART II-OTHER INFORMATION
                           -------------------------

Item 1.   Legal Proceedings

          The Company has been sued by a former attorney for fees it alleges are due but unpaid in the amount of approximately $36,000. Management intends to vigorously defend all but approximately $16,000 of the claim. The financial statements include a liability for $16,000 payable to this party. Legal counsel has not rendered an opinion as to the ultimate outcome of this matter.

          The Company has commenced an action against On-Air Infonetwork for damages sustained as a result of its failure to perform under the agreement. During the first half of 1996, in connection with this matter, the Company set aside $111,000 in a special escrow account with its legal counsel.

Item 2.  Changes in Securities

         None

Item 3.  Defaults Upon Senior Securities

         None

Item 4.  Submission of Matters to a Vote of Security Holders

         None

Item 5.  Other Information

         See notes to the financial statements.

Item 6.  Exhibits and Reports

         None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                PHASE-OUT OF AMERICA, INC.

Dated:   August 22, 1996

                                             ----------------------------------
                                             Irwin Pearl
                                             President