Form 10QSB
period 1996-06-30
PHASE OUT OF AMERICA INC
filed 1996-08-27
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB


     [ X ]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 1996

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

                         YES __X__          NO _____


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

          Class                                    Outstanding at June 30, 1996
          -----                                    ----------------------------
Common Stock, par value
$.00003 per share                                            86,776,462

PART 1 FINANCIAL INFORMATION
Item 1, financial statements


PHASE-OUT OF AMERICA, INC.

FINANCIAL STATEMENTS (Unaudited)

June 30, 1996


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

                                      -F1

                               Stewart W. Robinson
                           Certified Public Accountant
                          450 Seventh Ave., Suite 1009
                               New York, NY 10123
                      Tel (212) 629-7323 Fax (212) 629-7052



ACCOUNTANT'S DISCLAIMER OF OPINION


Shareholders and
Board of Directors
Phase-Out of America, Inc.
Lynbrook, New York

The accompanying balance sheet of Phase-Out of America, Inc. as of June 30, 1996 and the related statements of operations, and cash flows, and schedule of general and administrative expenses for the 6 and 3 months ended June 30, 1996 and 1995 were not audited by me and, accordingly, I do not express an opinion or any other form of assurance on them.




                                             STEWART W. ROBINSON
New York, New York
July 19, 1996

                                      -F2

PHASE-OUT OF AMERICA, INC.

BALANCE SHEETS (Unaudited)

                                                        June 30,    December 31,
                                                          1996         1995
                                                        --------     --------
                                                      (Unaudited)
ASSETS

CURRENT ASSETS
  Cash                                                  $124,266     $176,818
  Restricted cash balances and escrow funds (A)          166,359
  Accounts receivable-net of allowance for doubt-
    ful accounts of  $0 (1996) and $0 (1995)              48,072       71,967
  Inventory -- stated at the lower of cost
    or market - first-in first-out                       124,524       99,300
  Prepaid expenses                                         4,857        9,852
  Other current assets                                      --         18,592
                                                        --------     --------
                  TOTAL CURRENT ASSETS                   468,078      376,529

FIXED ASSETS, at cost, net of accumulated
  depreciation of $15,575 (1996), $13,975 (1995)           5,950        7,550

SECURITY DEPOSITS                                          3,710        3,542

PATENTS - at cost, net of accumulated
  amortization of $5,265 (1996) and $3,795 (1995)         41,735       43,205

OTHER ASSETS                                                 108
                                                        --------     --------
                                                        $519,581     $430,826
                                                        ========     ========

(A) Restricted cash balances and escrow funds consists of $55,000 held by a lawyer related to "temporary media funding" and $111,359 held by a lawyer as escrow related to the arbitration against the former television marketing firm (see Note 6).


                          (continued on next page ...)


See accountant's disclaimer and notes to financial statements

                                      -F3

PHASE-OUT OF AMERICA, INC.

                                                                 June 30,      December 31,
                                                                  1996            1995
                                                              -----------      -----------
                                                              (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Temporary media funding (see restricted cash)                $   225,000      $      --
  Senior subordinated convertible debentures, including
    accrued interest of $26,958 (1996) and $24,958 (1995)          76,958          459,958
  1992 convertible debentures - including accrued
     interest of $7,926 (1996) and $8,265 (1995)                   25,426           29,765
  Accounts payable and accrued expenses                           914,493          582,159
  Taxes payable                                                     8,674            8,077
  Accrued officer compensation                                       --            144,160
  Loans from Officer/Shareholder                                   22,650           31,650
  Other current liabilities                                          --             26,176
                                                              -----------      -----------
                           TOTAL CURRENT LIABILITIES            1,273,201        1,281,945
                                                              -----------      -----------

STOCKHOLDERS' DEFICIENCY
  Series A Convertible Preferred Stock, par
    value $.001 per share -- authorized 600,000 shares -- no shares issued and outstanding

  Series B Convertible Preferred Stock, par
      value $.001 per share -- authorized 5,000,000 shares -- no shares issued and outstanding

  Common stock, $0.00003 par value:
    Authorized shares -- 100,000,000
      Issued and outstanding shares --
       86,776,462 at June 30, 1996
         74,859,319 at December 31, 1995                            2,604            2,246

 Capital in excess of par                                       2,508,190        1,937,688

  Accumulated deficit                                          (3,264,414)      (2,791,053)
                                                              -----------      -----------
                                                                 (753,620)        (851,119)
                                                              -----------      -----------
Related party transactions -- Note 4

Commitments  and other comments -- Note 6
Subsequent events -- Note 7
                                                              $   519,581      $   430,826
                                                              ===========      ===========

See accountant's disclaimer and notes to financial statements

                                      -F4

PHASE-OUT OF AMERICA, INC.

STATEMENTS OF OPERATIONS AND DEFICIT (Unaudited)


                                                 Six Months Ended June 30,
                                                  1996              1995
                                              -----------        -----------
REVENUES:
Sales -- net                                  $ 1,082,047         $ 214,522
Cost of sales                                     187,636            78,765
                                              -----------       -----------
                Gross Profit                      894,411           135,757

Selling expenses                                  903,362           246,552
General and administrative                        408,275           348,199
                                              -----------       -----------
                                                1,311,637           594,751
                                              -----------       -----------
                                                 (417,226)         (458,994)
OTHER INCOME AND EXPENSES:
Interest expense                                  (56,260)          (12,552)
Other income                                         --              16,223
Interest income                                       125                62
                                              -----------       -----------
                                                  (56,135)            3,733
                                              -----------       -----------
Net loss                                         (473,361)        $(455,261)
                                                                 ===========
Deficit at beginning of year                   (2,791,053)
                                              -----------
Deficit at end of quarter                     $(3,264,414)
                                              ===========
Loss per share                                $     (0.01)        $   (0.01)
                                              ===========        ==========
Weighted average number
of shares outstanding                          77,000,000        54,000,000
                                              ===========        ==========



See accountant's disclaimer and notes to financial statements

                                      -F5

PHASE-OUT OF AMERICA, INC.

STATEMENTS OF OPERATIONS AND DEFICIT (Unaudited)


                                                     Quarter Ended June 30,
                                                   1996                 1995
                                                ----------           ----------
REVENUES:

Sales -- net                                    $  454,203           $  169,840
Cost of sales                                       79,432               65,954
                                                ----------           ----------
                Gross Profit                       374,771              103,886

Selling expenses                                   363,613              138,963
General and administrative                         197,969              155,594
                                                ----------           ----------
                                                   561,582              294,557
                                                ----------           ----------
                                                  (186,811)            (190,671)

OTHER INCOME AND EXPENSES:

Interest expense                                   (34,459)              (7,382)
Other income                                          --
Interest income                                        113                    8
                                                ----------           ----------
                                                   (34,346)              (7,374)
                                                ----------           ----------
Net loss                                        $ (221,157)          $ (198,045)
                                                ==========           ==========
Loss per share                                  $      NIL           $      NIL
                                                ==========           ==========

Weighted average number
of shares outstanding                           80,000,000           55,000,000
                                                ==========           ==========

See accountant's disclaimer and notes to financial statements PHASE-OUT

                                     -F6

OF AMERICA, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                      Six Months Ended
                                                                                          June 30,
                                                                                    1996           1995
                                                                                 ---------      ---------
OPERATING ACTIVITIES
  Net loss                                                                       $(473,361)     $(455,261)
  Adjustments to reconcile net income to cash used for operating activities:
    Depreciation and amortization                                                    3,070          2,871
    (Increase) decrease in accounts receivable                                      23,895        (50,369)
    (Increase) decrease in inventories                                             (25,224)        78,765
    Decrease (increase) in prepaid and other current                                23,479            881
    Increase (decrease) in accounts payable
      accrued expenses and other current liabilities                               306,158         41,506
    (Decrease) increase in taxes payable                                               597          5,010
    Increase in accrued officer compensation                                                       67,083
    Bond discount amortization                                                                        200
    (Decrease) increase in amounts due affiliate                                                  (62,188)
    Accrued interest on debentures and bonds                                        (4,339)
    Funds placed in escrow                                                        (111,359)
    Expenses paid through the issuance of restricted common stock                   43,700        220,150
                                                                                 ---------      ---------
  CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                                (213,384)      (151,352)

INVESTING ACTIVITIES
  Acquisition of fixed and other assets                                               (168)
                                                                                 ---------      ---------
          CASH (USED FOR)INVESTING ACTIVITIES                                         (168)
                                                                                 ---------      ---------

FINANCING ACTIVITIES
  Payments on capital leases                                                                       (1,551)
  Proceeds of sales of Common Stock                                                                50,000
  Proceeds net of conversions  on senior subordinated debentures                                  186,228
  Repayment of advances from officer/stockholder                                    (9,000)
  Temporary media funds received, net of repayments
    and client fund account balances                                               170,000
                                                                                 ---------      ---------
  CASH PROVIDED (USED FOR) BY FINANCING ACTIVITIES                                 161,000        234,677
                                                                                 ---------      ---------
          (DECREASE) INCREASE IN CASH                                              (52,552)        83,325

Cash at beginning of year                                                          176,818         24,541
                                                                                 ---------      ---------
Cash at end of period                                                            $ 124,266      $ 107,866
                                                                                 =========      =========
SUPPLEMENTAL INFORMATION

  Interest paid during the year                                                  $  35,560      $     450
                                                                                 =========      =========
  Temporary media funds received                                                 $ 265,000      $    --
                                                                                 =========      =========
  Debt conversions to common stock                                               $ 383,000      $    --
                                                                                 =========      =========
  Conversion of accrued officer salary to common stock                           $ 144,160      $    --
                                                                                 =========      =========

See notes to financial statements

                                      -F7

PHASE-OUT OF AMERICA, INC.

STATEMENTS OF CASH FLOWS (Unaudited)

                                                                             Quarter  Ended
                                                                                June 30,
                                                                           1996          1995
                                                                        ---------      ---------
OPERATING ACTIVITIES
  Net loss                                                              $(221,157)     $(198,045)
  Adjustments to reconcile net income to cash
    used for operating activities:
      Depreciation and amortization                                         1,535          1,435
      (Increase) decrease in accounts receivable                           17,527        (34,631)
      (Increase) decrease in inventories                                  (90,344)        65,954
      Decrease (increase) in prepaid and other current                     16,201          1,527
      Increase (decrease) in accounts payable
        accrued expenses and other current liabilities                    164,625         40,315
      (Decrease) increase in taxes payable                                 (1,219)          (290)
      Increase in accrued officer compensation                                            26,083
      Bond discount amortization                                                             100
      (Decrease) increase in amounts due affiliate                                       (45,297)
      Accrued interest on debentures and bonds                              4,060
      Funds placed in escrow                                             (111,359)
      Expenses paid through the issuance of restricted common stock        43,700        111,459
                                                                        ---------      ---------
    CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                     (176,431)       (31,390)

INVESTING ACTIVITIES


FINANCING ACTIVITIES
  Payments on capital leases                                                                (801)
  Proceeds of sales of Common Stock                                                       50,000
  Proceeds on senior subordinated debentures, net of conversions                          51,436
  Repayment of advances from officer/stockholder                          (31,250)
  Temporary media funds received, net of repayments
    and client fund account balances                                      170,000
                                                                        ---------      ---------
  CASH PROVIDED (USED FOR) BY FINANCING ACTIVITIES                        138,750        100,635
                                                                        ---------      ---------
          (DECREASE) INCREASE IN CASH                                     (37,681)        69,245

Cash at beginning of quarter                                              161,947         38,621
                                                                        ---------      ---------
Cash at end of quarter                                                  $ 124,266      $ 107,866
                                                                        =========      =========
SUPPLEMENTAL INFORMATION

 Interest paid during the quarter                                       $  14,810      $     225
                                                                        =========      =========
 Temporary media funds received                                         $ 265,000      $    --
                                                                        =========      =========
 Debt conversions to common stock                                       $ 383,000      $    --
                                                                        =========      =========
 Conversion of accrued officer salary to common stock                   $ 144,160      $    --
                                                                        =========      =========

See notes to financial statements

                                      -F8

PHASE-OUT OF AMERICA, INC.

SCHEDULE OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Unaudited)

                                                            Six Months Ended
                                                                June 30,
                                                         1996             1995
                                                       --------         --------
SELLING EXPENSES:

Television marketing expense                           $221,250         $   --
Advertising and promotion                                54,568          164,159
Fulfillment and credit card                             127,492           15,715
Commissions and royalties                               294,747           18,992
Travel and entertainment                                 45,177           21,233
Auto lease                                               18,127           10,984
Auto expense                                              6,164            7,046
Postage and shipping - net                               39,203            8,423
Radio marketing expense                                  52,564             --
Royalty expense                                          44,070             --
                                                       --------         --------
                                                       $903,362         $246,552
                                                       ========         ========
ENERAL AND ADMINISTRATIVE EXPENSES:

Officers' compensation                                 $101,700         $150,795
Salaries                                                 49,811           35,562
Consulting fees                                           3,400           76,731
Insurance expense                                        28,295           18,940
Professional fees                                       123,426           12,806
Telephone                                                18,331           11,394
Payroll taxes and employee benefits                      24,955            7,357
Financing costs                                            --              3,126
Office and printing                                      26,165           10,398
Rent                                                      9,000            6,750
Miscellaneous                                            11,658            2,834
Depreciation and amortization                             3,070            2,869
Utilities                                                 2,174            2,622
Equipment rental                                          1,004            2,989
Repairs and maintenance                                   3,040            1,188
Stock transfer fees                                       1,889            1,395
State Franchise Taxes                                       357              443
                                                       --------         --------
                                                       $408,275         $348,199
                                                       ========         ========

See notes to financial statements

                                      -F9

PHASE-OUT OF AMERICA, INC.

SCHEDULE OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Unaudited)

                                                             Quarter Ended
                                                                June 30,
                                                         1996             1995
                                                       --------         --------
 SELLING EXPENSES:

 Television marketing expense                          $173,745         $   --
 Advertising and promotion                               34,898           92,889
 Fulfillment and credit card                             38,384           12,286
 Commissions and royalties                               31,778            5,688
 Travel and entertainment                                23,580           13,287
 Auto lease                                               9,637            5,742
 Auto expense                                             3,381            4,736
 Postage and shipping - net                               9,633            4,335
 Radio marketing expense                                 17,712             --
 Royalty expense                                         20,865             --
                                                       --------         --------
                                                       $363,613         $138,963
                                                       ========         ========

GENERAL AND ADMINISTRATIVE EXPENSES:

 Officers' compensation                                $ 49,700         $ 63,045
 Salaries                                                24,867           17,802
 Consulting fees                                          2,800           34,330
 Insurance expense                                       12,249            8,522
 Professional fees                                       58,619              657
 Telephone                                                8,957            6,507
 Payroll taxes and employee benefits                     15,282            5,687
 Financing costs                                           --              1,563
 Office and printing                                      8,588            8,085
 Rent                                                     4,500            1,500
 Miscellaneous                                            7,392            2,019
 Depreciation and amortization                            1,535            1,434
 Utilities                                                  775            1,388
 Equipment rental                                         1,004            1,463
 Repairs and maintenance                                  1,081              748
 Stock transfer fees                                        620              401
 State Franchise Taxes                                     --                443
                                                       --------         --------
                                                       $197,969         $155,594
                                                       ========         ========

See notes to financial statements

                                      -F10

PHASE-OUT OF AMERICA, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer June 30, 1996


NOTE 1 -- BACKGROUND AND BASIS OF PRESENTATION

Phase-Out of America, Inc. (the Company) incorporated in Delaware on July 17, 1987 for the purpose of marketing and distributing the Phase-Out System smoking cessation product (the "Product") nationally after obtaining scientific clinical credibility through testing.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has, suffered recurring losses from operations ($473,361 in 1996 and $455,261 in 1995), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and is planning to seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

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


NOTE 3 -- STOCKHOLDERS' EQUITY

Stock Issued to Officers, Consultants and Employees:

Through June 30, 1996, the Company issued 3,750,000 shares to officers and 467,143 shares to consultants.

                                     -F11

PHASE-OUT OF AMERICA, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer June 30, 1996


Conversion of Senior Subordinated Debentures:

In June 1996 (shares issued in July 1996) holders of Senior Subordinated Debentures aggregating $385,000 in face amount converted the debt into 7,700,000 shares of common stock.


NOTE 4 -- RELATED PARTY TRANSACTIONS

Officers' Compensation:

Compensation and expense reimbursements and allowances for the President and Vice President were as follows:

                                Six Months Ended June 30,      Quarter Ended June 30,
                                  1996            1995         1996            1995
                                --------        --------     --------        --------
Cash compensation               $101,700        $135,045     $ 49,700        $ 63,045
Bonuses  paid  by  issuance
 of restricted common stock         --            15,750         --
                                --------        --------     --------        --------
                                $ 49,700        $ 63,045     $ 49,700        $ 63,045
                                --------        --------     --------        --------

Automobile lease                  17,027          10,984        8,537           5,742
Automobile expenses                6,164           7,046        3,381           4,736
Entertainment expenses            45,177          21,233       23,580          13,287
Telephone expenses                 4,487           2,250        2,440             750

Loans from Officer/Stockholders:

An officer/stockholder is owed $22,650 by the Company. The amount is payable on demand.

Other:

General Counsel to the Company is a relative an officer. The Company incurred approximately $70,000 of legal fees with his firm in 1996.


NOTE 5 -- LONG TERM DEBT

See subsequent events footnote.


NOTE 6 -- COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Dependence on Major Customers and Suppliers:

The Company is dependent on a few major customers and marketing methods affected by relationships with third party marketers for substantially all of its revenues. Direct response TV sales represented approximately 58% of of total sales. A small portion of these sales were made through a marketing firm whose relationship has terminated and the that Company is presently in litigation with. Export sales represent approximately 26% of sales with only one export customer representing more than 10% of total sales.

                                      -F12

PHASE-OUT OF AMERICA, INC.

NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer June 30, 1996


The Company is currently dependent on one supplier for their inventory. As of March 31, 1996, the Company owed this supplier approximately $265,000 for debt assumed from its affiliate, P&P. The Company has recently made arrangements with this manufacturer to pay down the liability at the rate of $1.00 for each unit it ships, plus the unit price. As of June 30, 1996, this supplier is owed $411,467.

Regulatory matters:

There have been no changes in the status of regulatory inquiries by by the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC).

Temporary media funding:

In the first quarter of 1996, the Company borrowed $15,000 from an individual and $25,000 from a director to finance the airing of the Company's television infomercial. In the second quarter, an additional $250,000 was borrowed.

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

NOTE 7 -- SUBSEQUENT EVENTS

Private Placement of  Common Stock:

In July 1996, a group of investors acquired 19,557,950 shares of the Company's common stock (representing 18% of total shares outstanding) for $500,000. In connection with this investment, the two leaders of this group where elected to the Board of Directors. Additionally, one of the two leaders of the investment group was appointed Secretary/Treasurer.

                                      -F13

Phase-Out Of America, Inc.

Management's Discussion and Analysis


                              Results of Operations
                     Six Months Ended June 30, 1996 Compared
                        to Six Months Ended June 30, 1995

The Company incurred a net loss of $473,361 for the 6 months ended June 30, 1996 as compared to the loss of $455,261 for the 6 months ended June 30, 1995. 6 month revenues increased 5 times compared to the same period last year (approximately 46,000 units for a total of $1,082,047 in 1996 compared to approximately 23,500 units for a total of $214,522 in 1995). The improvement in revenues resulted from retail sales of the product through television direct response methods. This represents substantially higher unit selling prices as well as increases in unit volume. Although increased revenues are reflected in gross profit, there are substantial additional costs associated with distribution through this channel, substantially reducing the net benefit of the sales increase to the Company.

Selling expenses increased to $903,362 from $246,552 (an increase of 266%). General and administrative expenses remained stable at $408,275 from $348,199 (17% increase). Of the total selling general & administrative expenses, $43,700 and $220,150 was paid in the form of restricted common stock (a non-cash item), respectively for 1996 and 1995. Total officer salaries declined to $101,700 in 1996compared to $150,795 for 1995 because of caps on officer compensation placed by the Board of Directors.

Television and radio marketing costs, commissions, royalties and fulfillment, in the aggregate increased 21 times to $740,123 in 1996 form $34,707 due primarily to the arrangement with On-Air.

The gross profit margin increased to 83% from 63%, due to the high volume of direct response television sales.

The Company maintains a $500,000 liability insurance policy.


                         Liquidity and Capital Resources

Cash of $213,384 was used for operations for the 6 months ended June 30, 1996 as compared to $151,352 used in the same period of last year. Cash decreased during the 6 months ended June 30, 1996 by $52,552.

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

The Company's working capital has deteriorated due to the use of current assets for operations and

                                      -F14

Phase-Out Of America, Inc.

Management's Discussion and Analysis


increases in accounts payable. Working capital and current ratios were:

                                   June 30,        December 31        June 30,
                                     1996              1995            1995
                                  ---------         ---------        ---------
Working capital
  (deficiency)                    $(805,123)        $(905,416)       $(439,249)
Current ratios                       0.37:1            0.29:1           0.39:1


                           Distribution and Marketing

During 1995 the Company's increased television media exposure for the PHASEOUT device which helped marketing efforts in other marketing venues such as catalogs, radio, syndication and export sales. The Company has entered into marketing agreements in several countries already and is in discussion with many more. Management is of the opinion that international sales will represent the significant portion of the Company's overall revenues in the near future.

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

                                      -F15

                           PART II -OTHER INFORMATION


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