Form 10QSB
period 1996-09-30
PHASE OUT OF AMERICA INC
filed 1996-11-26
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 1996

                                       OR

          [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from ___________ to ____________


Commission File Number:   33-18099-NY and 33-23169-NY


                           PHASE-OUT OF AMERICA, INC.
       (Exact name of small business issuer as specified in its charter)


         DELAWARE                                           11-2873662
(State or other jurisdiction of                      (I.R.S. Employer I.D. No.)
Incorporation or organization)


              6900 Jericho Turnpike, Suite 300W, Syosset, NY 11791
                    (Address of principal executive offices)


Issuer's telephone number, including area code:  (516) 599-1900


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES [X]      NO [ ]


Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

       Class                                      Outstanding at Sept. 30, 1996
Common stock, par value
$.00003 per share                                         106,544,979

PART 1 FINANCIAL INFORMATION
Item 1, financial statements



PHASE-OUT OF AMERICA, INC.

FINANCIAL STATEMENTS (Unaudited)

September 30, 1996



Financial Statements


Accountant's Disclaimer of Opinion                     F2
Balance Sheets                                         F3  to F4
Statements of Operations                               F5  to F6
Statements of Cash Flows                               F7  to F8
Schedules of General and Administrative Expenses       F9  to F10
Notes to Financial Statements                          F11 to F13


Management's Discussion and Analysis                   F14 to F15



                                      -F1-

                               Stewart W. Robinson
                           Certified Public Accountant
                         450 Seventh Avenue, Suite 1009
                               New York, NY 10123
                                Tel. 212-629-7323
                                Fax 212-629-7052





ACCOUNTANT'S DISCLAIMER OF OPINION



Shareholders and
Board of Directors
Phase-Out of America, Inc.
Lynbrook, New York



The accompanying balance sheet of Phase-Out of America, Inc. as of September 30, 1996 and the related statements of operations, and cash flows, and schedule of general and administrative expenses for the 9 months ended September 30, 1996 and 1995 were not audited by me and, accordingly, I do not express an opinion or any other form of assurance on them.




                                                   STEWART W. ROBINSON

New York, New York
October 28, 1996



                                      -F2-

PHASE-OUT OF AMERICA, INC.

BALANCE SHEETS (Unaudited)

                                                     September 30,     December 31,
                                                         1996              1995
                                                         ----              ----
ASSETS                                               (Unaudited)

CURRENT ASSETS
  Cash                                                 $340,618          $176,818
  Restricted cash balances and escrow funds (A)         344,697
  Accounts receivable-net of allowance for doubt-
   ful accounts of  $  0   (1996) and $ 0 (1995)         26,137            71,967
  Inventory -- stated at the lower of cost
    or market - first-in first-out                       59,913            99,300
  Prepaid expenses                                       11,753             9,852
  Other current assets                                     --              18,592
                                                       --------          --------

         TOTAL CURRENT ASSETS                           783,118           376,529

FIXED ASSETS, at cost, net of accumulated
depreciation of  $6,375 (1996), $3,975 (1995)             5,150             7,550

SECURITY DEPOSITS                                         3,710             3,542

PATENTS - at cost, net of accumulated
 amortization of $6,000 (1996) and $3,795 (1995)         41,000            43,205

OTHER ASSETS                                                108
                                                       --------          --------
                                                       $833,086          $430,826
                                                       ========          ========


(A) Restricted cash balances and escrow funds consists of $55,000 held by a lawyer related to "temporary media funding"; $121,697 held by a lawyer as escrow related to the arbitration against the former television marketing firm (see
Note 6) and, $168,000 held against a letter of credit.



                         (continued on next page . . . )


See accountant's disclaimer and notes to financial statements


                                      -F3-

PHASE-OUT OF AMERICA, INC.

                                                          September 30,   December 31,
                                                              1996          1995
                                                              ----          ----
                                                          (Unaudited)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES
 Temporary media funding (see restricted cash)            $  225,000      $     --
 Senior subordinated convertible debentures, including
    accrued interest of  $1,250 (1996) and $24,958 (1995)     51,250         459,958
1992 convertible debentures - including accrued
    interest of $4,900 (1996) and $8,265 (1995)               14,900          29,765
  Accounts payable and accrued expenses                      838,970         582,159
  Taxes payable                                                8,756           8,077
  Accrued officer compensation                                  --           144,160
  Loans from Officer/Shareholder                              22,650          31,650
  Other current liabilities                                     --            26,176
                                                          ----------      ----------
TOTAL CURRENT LIABILITIES                                  1,161,526       1,281,945
                                                          ----------      ----------

STOCKHOLDERS' DEFICIENCY

  Series A Convertible Preferred Stock, par
    value $.001 per share -- authorized 600,000 shares -- no shares issued and outstanding

  Series B Convertible Preferred Stock, par
    value $.001 per share -- authorized 5,000,000 shares -- no shares issued and outstanding

  Common stock, $0.00003 par value:
    Authorized shares -- 100,000,000
      Issued and outstanding shares --
        106,544,979 at September 30, 1996
          74,859,319  at December 31, 1995                     3,197           2,246

 Capital in excess of par                                  3,017,355       1,937,688

 Accumulated deficit                                      (3,348,992)     (2,791,053)
                                                          -----------    -----------

                                                            (328,440)       (851,119)
                                                          -----------    -----------
Related party transactions -- Note 4
Commitments and other comments -- Note 6

                                                         $   833,086     $   430,826
                                                         ===========     ===========




See accountant's disclaimer and notes to financial statements


                                      -F4-

PHASE-OUT OF AMERICA, INC.

STATEMENTS OF OPERATIONS AND DEFICIT (Unaudited)


                                               Nine Months  Ended  September 30,
                                                   1996               1995
                                                   ----               ----

REVENUES:

Sales -- net                                   $  1,308,520        $  1,007,312
Cost of sales                                       252,247             166,667
                                               ------------        ------------
                Gross Profit                      1,056,273             840,645

Selling expenses                                    988,706           1,000,116

General and administrative                          558,448             504,978
                                               ------------        ------------
                                                  1,547,154           1,505,094
                                               ------------        ------------
                                                   (490,881)           (664,449)

OTHER INCOME AND EXPENSES:

Interest expense                                    (69,525)            (35,122)
Other income                                           --                22,518
Interest income                                       2,467                  66
                                               ------------        ------------
                                                    (67,058)            (12,538)
                                               ------------        ------------
Net loss                                           (557,939)       $   (676,987)
                                                                   ============
Deficit at beginning of year                     (2,791,053)
                                               ------------
Deficit at end of quarter                      $ (3,348,992)
                                               ============
Loss per share                                 $      (0.01)       $      (0.01)
                                               ============        ============

Weighted average number
of shares outstanding                            89,000,000          54,000,000
                                               ============        ============

         See accountant's disclaimer and notes to financial statements


                                      -F5-

PHASE-OUT OF AMERICA, INC.

STATEMENTS OF OPERATIONS AND DEFICIT (Unaudited)

                                        Quarter Ended September 30,
                                          1996            1995
                                          ----            ----

REVENUES:

Sales -- net                          $    226,473     $    550,332
Cost of sales                               64,611           87,902
                                        ----------       ----------
                Gross Profit               161,862          462,430

Selling expenses                            85,344          487,628
General and administrative                 151,772          172,526
                                        ----------       ----------
                                           237,116          660,154
                                        ----------       ----------
                                           (75,254)        (197,724)

OTHER INCOME AND EXPENSES:

Interest expense                           (13,265)          (7,382)
Other income                                  --
Interest income                              2,342                8
                                        ----------       ----------
                                           (10,923)          (7,374)
                                        ----------       ----------
Net loss                              $    (86,177)    $   (205,098)
                                        ==========       ==========
Loss per share                        $        NIL     $       NIL
                                        ==========       ==========

Weighted average number
of shares outstanding                   96,000,000       55,000,000
                                        ==========       ==========



  See accountant's disclaimer and notes to financial statements


                               -F6-

PHASE-OUT
OF AMERICA, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                               Nine Months Ended
                                                                                 September 30,
                                                                           1996                  1995
                                                                           ----                  ----

  OPERATING ACTIVITIES
    Net loss                                                            $(557,939)           $(676,987)
     Adjustments to reconcile net income to cash
       used for operating activities:
        Depreciation and amortization                                       4,605                4,303
        (Increase) decrease in accounts receivable                         45,830              (64,622)
        (Increase) decrease in inventories                                 39,387               (8,610)
        Decrease (increase) in prepaid and other current                   16,583               (4,806)
        Increase (decrease) in accounts payable
          accrued expenses and other current liabilities                  230,635              496,030
        (Decrease) increase in taxes payable                                  679                5,327
        Increase in accrued officer compensation                                               106,083
        Bond discount amortization                                                                 300
        (Decrease) increase in amounts due affiliate                                          (319,197)
        Accrued interest on debentures and bonds                             --
        Funds placed in escrow                                           (121,697)
        Expenses paid through the issuance of restricted common stock      43,700              220,570
                                                                        ---------            ---------
     CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                    (298,217)            (241,609)

 INVESTING ACTIVITIES
     Acquisition of fixed and other assets                                   (168)                (800)
                                                                        ---------            ---------
                   CASH (USED FOR)INVESTING ACTIVITIES                       (168)                (800)
                                                                        ---------            ---------
 FINANCING ACTIVITIES
     Payments on capital leases                                                                 (7,097)
     Proceeds of sales of Common Stock                                    484,050              115,000
     Conversions/proceeds on senior subordinated debentures               (14,865)             281,228
     Repayment of advances from officer/stockholder                        (9,000)             (20,000)
     Letter of credit collateral                                         (168,000)
     Temporary media funds received, net of repayments
       and client fund account balances                                   170,000

                                                                        ---------            ---------
     CASH PROVIDED (USED FOR) BY FINANCING ACTIVITIES                     462,185              369,131
                                                                        ---------            ---------
                                   (DECREASE) INCREASE IN CASH            163,800              126,722

 Cash at beginning of year                                                176,818               24,541
                                                                        ---------            ---------
 Cash at end of period                                                  $ 340,618            $ 151,263
                                                                        =========            =========

SUPPLEMENTAL INFORMATION

     Interest paid during the year                                      $  35,560            $  11,808
                                                                        =========            =========
     Temporary media funds received                                     $ 265,000            $   --
                                                                        =========            =========
     Debt conversions to common stock                                   $ 408,708            $   --
                                                                        =========            =========
     Conversion of accrued officer salary to common stock               $ 144,160            $   --
                                                                        =========            =========



  See notes to financial statements


                                      -F7-

PHASE-OUT OF AMERICA, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

                                                                               Quarter  Ended
                                                                                September 30,
                                                                           1996                1995
                                                                           -----               ----
OPERATING ACTIVITIES
    Net loss                                                           $ (86,177)           $(205,098)
    Adjustments to reconcile net income to cash
      used for operating activities:
       Depreciation and amortization                                       1,535                1,433
       (Increase) decrease in accounts receivable                         21,935              (14,253)
       (Increase) decrease in inventories                                 64,611              (96,279)
       Decrease (increase) in prepaid and other current                   (6,896)              (5,687)
       Increase (decrease) in accounts payable
         accrued expenses and other current liabilities                  (73,924)             446,799
       (Decrease) increase in taxes payable                                   82                  317
       Increase in accrued officer compensation                                                39,000
       Bond discount amortization                                                                 100
       (Decrease) increase in amounts due affiliate                                          (257,009)
       Accrued interest on debentures and bonds                            4,339
       Funds placed in escrow                                            (10,338)
       Expenses paid through the issuance of restricted common stock                              420
                                                                       ---------            ---------
    CASH (USED FOR) PROVIDED BY OPERATING ACTIVITIES                     (84,833)             (90,257)

INVESTING ACTIVITIES
    Acquisition of fixed and other assets                                   --                   (800)
                                                                       ---------            ---------
                  INVESTING ACTIVITIES                                      --                   (800)
                                                                       ---------            ---------

FINANCING ACTIVITIES
    Debt and lease payments                                                                    (5,546)
    Proceeds of sales of Common Stock                                    484,050               65,000
    Conversions/proceeds on senior subordinated debentures               (14,865)              95,000
    Advances from officer/stockholder                                                         (20,000)
    Letter of credit collateral                                         (168,000)
    Temporary media funds received, net of repayments
      and client fund account balances

                                                                       ---------            ---------
    CASH PROVIDED (USED FOR) BY FINANCING ACTIVITIES                     301,185              134,454
                                                                       ---------            ---------

                                  (DECREASE) INCREASE IN CASH            216,352               43,397

Cash at beginning of quarter                                             124,266              107,866
                                                                       ---------            ---------
Cash at end of quarter                                                 $ 340,618            $ 151,263
                                                                       =========            =========

SUPPLEMENTAL INFORMATION

    Interest paid during the quarter                                   $  11,875            $  11,358
                                                                       =========            =========
    Temporary media funds received                                     $    --              $    --
                                                                       =========            =========
    Debt conversions to common stock                                   $  10,516            $    --
                                                                       =========            =========
    Conversion of accrued officer salary to common stock               $    --              $    --
                                                                       =========            =========


  See notes to financial statements


                                      -F8-

PHASE-OUT OF AMERICA, INC.
SCHEDULE OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Unaudited)


                                            Nine Months Ended
                                              September 30,
                                          1996              1995
                                          ----              ----

SELLING EXPENSES:

 Television marketing expense          $  221,250       $  481,515
 Advertising and promotion                 69,454          218,644
 Fulfillment and credit card              139,899          163,747
 Commissions and royalties                320,766           65,554
 Travel and entertainment                  57,718           36,964
 Auto lease                                18,897           14,873
 Auto expense                              11,153           18,373
 Postage and shipping - net                46,653              446
 Radio marketing expense                   58,364             --
 Royalty expense                           44,552             --
                                       ----------       ----------
                                       $  988,706       $1,000,116
                                       ==========       ==========

GENERAL AND ADMINISTRATIVE EXPENSES:

 Officers' compensation                $  139,500       $  230,845
 Salaries                                  71,962           59,049
 Consulting fees                           13,875           65,241
 Insurance expense                         26,591           29,790
 Professional fees                        159,230           20,304
 Telephone                                 26,395           18,594
 Payroll taxes and employee benefits       35,801           16,532
 Financing costs                             --             15,549
 Office and printing                       41,622           13,145
 Rent                                      13,350           12,750
 Miscellaneous                             13,647            8,624
 Depreciation and amortization              4,605            4,303
 Utilities                                  3,022            3,704
 Equipment rental                           1,124            2,989
 Repairs and maintenance                    4,139            1,601
 Stock transfer fees                        3,103            1,515
 State Franchise Taxes                        482              443
                                       ----------       ----------
                                       $  558,448       $  504,978
                                       ==========       ==========


   See notes to financial statements


                                      -F9-

PHASE-OUT OF AMERICA, INC.
SCHEDULE OF SELLING, GENERAL AND ADMINISTRATIVE EXPENSES (Unaudited)


                                                           Quarter Ended
                                                           September 30,
                                                       1996             1995
                                                     ---------        ---------

 SELLING EXPENSES:

 Television marketing expense                        $    --          $ 283,669
 Advertising and promotion                              14,886           62,097
 Fulfillment and credit card                            12,407          103,418
 Commissions and royalties                              26,019           15,476
 Travel and entertainment                               12,541           15,729
 Auto lease                                                770            3,889
 Auto expense                                            4,989           11,327
 Postage and shipping - net                              7,450           (7,977)
 Radio marketing expense                                 5,800             --
 Royalty expense                                           482             --
                                                     ---------        ---------
                                                     $  85,344        $ 487,628
                                                     =========        =========

GENERAL AND ADMINISTRATIVE EXPENSES:

 Officers' compensation                              $  39,800        $  95,800
 Salaries                                               22,150           23,487
 Consulting fees                                        10,475             (630)
 Insurance expense                                      (1,703)          10,850
 Professional fees                                      35,804            7,498
 Telephone                                               8,064            7,199
 Payroll taxes and employee benefits                    10,847            9,176
 Financing costs                                          --              1,562
 Office and printing                                    15,457            2,747
 Rent                                                    4,350            6,000
 Miscellaneous                                           1,589            5,790
 Depreciation and amortization                           1,535            1,434
 Utilities                                                 847            1,083
 Equipment rental                                          118             --
 Repairs and maintenance                                 1,099              410
 Stock transfer fees                                     1,215              120
 State Franchise Taxes                                     125             --
                                                     ---------        ---------
                                                     $ 151,772        $ 172,526
                                                     =========        =========

     See notes to financial statements


                                     -F10-

PHASE-OUT  OF AMERICA,  INC.
NOTES TO FINANCIAL STATEMENTS(Unaudited) -- see accountant's disclaimer September 30, 1996


NOTE 1 -- BACKGROUND AND BASIS OF PRESENTATION

Phase-Out of America, Inc. (the Company) incorporated in Delaware on July 17, 1987 for the purpose of marketing and distributing the Phase-Out System smoking cessation product (the "Product") nationally after obtaining scientific clinical credibility through testing.

The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has, suffered recurring losses from operations ($557,939 in 1996 and $676,987 in 1995), and has had limited liquidity. The Company is actively marketing the product to help improve revenues and has completed a private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

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


NOTE 3 -- STOCKHOLDERS' EQUITY

Stock Issued to Officers, Consultants and Employees:
Through September 30, 1996, the Company issued 3,750,000 shares to officers and 467,143 shares to consultants.

Conversion of Senior  Subordinated  Debentures:
In June 1996 (shares issued in July 1996) holders of Senior Subordinated Debentures aggregating $385,000 in face amount, converted the debt into 7,700,000 shares of common stock at $.05 per share plus 3,850,000 warrants (one warrant for each 2 shares issued).

Private placement of common stock:
In July 1996, a group of investors acquired 19,557,950 shares of the Company's common stock (representing 18% of total shares outstanding) for $500,000. In connection with this investment, the two organizers of this group where elected to the Board of Directors. Additionally, one of the two leaders of the investment group was appointed Secretary/Treasurer.


                                     -F11-

PHASE-OUT  OF AMERICA,  INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer September 30, 1996


NOTE 4 -- RELATED PARTY TRANSACTIONS

Officers' Compensation:
Compensation and expense reimbursements and allowances for the Chairman, President and Vice President were as follows:


                                  Nine Months Ended September 30,     Quarter Ended September 30,
                                          1996         1995            1996              1995
                                          ----         ----            ----              ----

Cash compensation                      $139,500(a)    $215,095      $ 39,800(a)        $ 63,045
Bonuses  paid  by  issuance
 of restricted common stock                --           15,750          --
                                       --------       --------      --------           --------
                                       $139,500       $230,845      $ 39,800           $ 63,045

Automobile lease                         17,797         14,873           770              3,889
Automobile expenses                      11,153         18,373         4,989             11,327
Entertainment expenses                   57,718         36,964        12,541             15,729
Telephone expenses                        6,159          2,250         1,672                750


Loans from Officer/Stockholders:
An officer/stockholder is owed $22,650 by the Company. The amount is payable on demand.

Other:
General Counsel to the Company is a relative of an officer. The Company incurred approximately $60,000 of legal fees with his firm in 1996.


NOTE 5 -- LONG TERM DEBT

For the nine months ended September 30, 1996, $408,708 of debenture debt and accrued interest were converted into common stock.

NOTE 6--COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS

Dependence on Major Customers and Suppliers: The Company is dependent on a few major customers and marketing methods affected by relationships with third party marketers for substantially all of its revenues. Direct response TV sales represented approximately 50% of of total sales. A small portion of these sales were made through a marketing firm whose relationship has terminated and the that Company was in arbitration with. Export sales represent approximately 37% of sales with only one export customer representing more than 10% of total sales.

The Company is currently dependent on two suppliers for their inventory. As of September 30, 1996, one of the two suppliers was owed $398,579.


                                     -F12-

PHASE-OUT  OF AMERICA,  INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited) -- see accountant's disclaimer September 30, 1996

Regulatory matters:
There have been no material changes in the status of matters pending before the Food and Drug Administration (FDA).

As to the matter pending before the Federal Trade Commission (FTC), the Company, in August 1996, entered into a Consent Decree which, among other orders, requires the Company to communicate with resellers and distributors, as well as purchasers of the Phase-Out device via letter and postcard. In connection therewith, the Company's consent did not include any admission of the FTC's allegations.

Temporary media funding:
In the first quarter of 1996, the Company borrowed $15,000 from an individual and $25,000 from a director to finance the airing of the Company's television infomercial. In the second quarter, an additional $250,000 was borrowed. The remaining balance owed to these lenders is $170,000.

Litigation:
The Company is party to the following lawsuits:

A former lawyer is suing the Company for unpaid fees and disbursements approximating $36,000. Management intends to defend vigorously all but approximately $16,000 of the claim. The balance included in accounts payable is approximately $16,000.

The Company was in arbitration with a former Television Marketing firm, On-Air Infonetworks, Inc. The Company has placed funds in escrow to fund the settlement of this matter. On October 28, 1996, the arbitrator awarded On-Air the balance in the escrow account plus future receipts of related "hold backs" as, if and when received.

On-Air is presently attempting to get the arbitrators award reversed. The ultimate outcome of On-Airs continued action cannot be determined at this time.


                                     -F13-

Phase-Out of America, Inc.
Management's Discussion and Analysis



                              Results of Operations
                  Six Months Ended September 30, 1996 Compared
                     to Six Months Ended September 30, 1995

The Company incurred a net loss of $557,939 for the 9 months ended September 30, 1996 as compared to the loss of $676,987 for the 9 months ended September 30, 1995. 9 month revenues increased 1.30 times compared to the same period last year (approximately 46,000 units for a total of $1,308,520 in 1996 compared to approximately 17,000 units for a total of $1,007,312 in 1995). The improvement in revenues resulted from retail sales of the product through television direct response methods, as well as export sales. Direct response sales represent substantially higher unit selling prices as well as increases in unit volume. Although increased revenues are reflected in gross profit, there were substantial additional costs associated with distribution through this channel, substantially reducing the net benefit of the sales increase to the Company.

Selling expenses decreased to $988,706 from $1,000,116 (a decrease of (1.14)%). General and administrative expenses increased to $558,448 from $504,978 (10.59% increase). Of the total selling general & administrative expenses, $43,700 and $220,570 was paid in the form of restricted common stock (a non-cash item), respectively for 1996 and 1995. Total officer salaries declined to $139,500 in 1996 compared to $230,845 for 1995 because of caps on officer compensation placed by the Board of Directors.

Television and radio marketing costs, commissions, royalties and fulfillment, in the aggregate increased 1 times to $784,831 in 1996 form $710,816 due primarily to the arrangement with On-Air.


The gross profit margin decreased to 81% from 83%.

The Company maintains a $500,000 liability insurance policy.


Liquidity and Capital Resources

Cash of $298,217 was used for operations for the 9 months ended September 30, 1996 as compared to $241,609 used in the same period of last year. Cash increased during the 9 months ended September 30, 1996 by $(163,800).

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

The Company's working capital has deteriorated due to the use of current assets for operations and increases in accounts payable. Working capital and current ratios were:


                                     -F14-

Phase-Out of America, Inc.
Management's Discussion and Analysis


                        September 30,       December 31        September 30,
                           1996                1995                1995
                       -------------        -----------        -------------
 Working capital
 (deficiency)           $(378,408)          $(905,416)            $(514,823)
 Current ratios            0.67:1              0.29:1                0.45:1


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

The Company, in cooperation with a South Korean distributor, has developed an upgraded PHASEOUT unit, which was designed primarily for the Japanese market and for use in South Korea.


                               Regulatory Matters

There have been no material changes in the status of matters pending before the Food and Drug Administration (FDA).

As to the matter pending before the Federal Trade Commission (FTC), the Company, in August 1996, entered into a Consent Decree which, among other orders, requires the Company to communicate with resellers and distributors, as well as purchasers of the Phase-Out device via letter and postcard. In connection therewith, the Company's consent did not include any admission of the FTC's allegations.


                                      -F15-

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


                                             PHASE-OUT OF AMERICA, INC.


Dated:    November 25, 1996
                                             ----------------------------
                                             Irwin Pearl, President & CEO