Form 10KSB/A
period 1995-12-31
PHASE OUT OF AMERICA INC
filed 1997-03-31
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                           YES _X_           NO___

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure Format: (check one)    Yes___     No_X_

                            PHASEOUT OF AMERICA, INC.
                                   Form 10-KSB
                       Fiscal Year Ended December 31, 1995


                                Table of Contents
                                -----------------


PART I                                                                                                       PAGE
------                                                                                                       ----


Item 1.           Business                                                                                     4
Item 2.           Properties                                                                                   9
Item 3.           Legal Proceedings                                                                            9
Item 4.           Submission of Matters to a Vote of Security Holders                                         10

PART II

Item 5.           Market for Company's Common Equity and Related Stockholder Matters.                         10
Item 6.           Management's Discussion and Analysis of Financial Condition and Results                     11
                  of Operations.
Item 7.           Financial Statements                                                                  F3 - F15
Item 8.           Changes in or Disagreement with Accountants on Accounting and Financial                     15
                  Disclosure.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with               16
                  Section 16(a) of the Exchange Act.
Item 10.          Executive Compensation                                                                      18
Item 11.          Security Ownership of Certain Beneficial Owners and Management                              19
Item 12.          Certain Relationships and Related Transactions                                              20

PART IV

Item 13.          Exhibits and Reports on Form 8-K                                                            20


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


     The  Company  had  received  a  "warning  letter"  from  the  Food and Drug
Administration "FDA" in mid 1993, stating that the PhaseOut product was a medical device and subject to the provisions of the FDA. The Company responded through legal counsel, taking the position that the PhaseOut product is not a medical device within the meaning of the Food, Drug and Cosmetics Act "FDCA" (see Item 3, Legal Proceedings). There is no assurance that the FDA will alter its position that the product is a medical device subject to the FDA.


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

Scientific and Clinical Testing

Scientific

     The United States Testing Company, Inc., an independent testing facility which tests cigarettes in accordance with government standards for major cigarette manufacturers, conducted laboratory tests on the use of PHASEOUT on cigarettes. These tests were based upon the F.T.C. method, which is used to rate the tar, nicotine and carbon monoxide yields of cigarettes sold in the United States. Their findings were reported in Determination of Percent Reduction of Tar, Nicotine and Carbon Monoxide of Cigarettes with the Use of PhaseOut device for Perforating Packaged Cigarettes/U.S. Patent #4,231,378 . This report showed reductions of tar, nicotine and carbon monoxide yields ranging from 26% in Phase I to 92% in Phase IV using the PHASEOUT method.

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


     On August 21, 1995, the Company entered into an agreement with a South Korean trading company for the distribution and manufacture of a modified (design) PhaseOut product in South Korea. Because of the improved design and reduced size of this PhaseOut device, it will be utilized in the Japanese market as well. South Korea has 10 million smokers and Japan has 35 million smokers.

     PhaseOut has started distribution through television infomercials and commercials in the following countries: Greece, Portugal, Spain, Uruguay, Brazil, South Africa, Phillippines, Argentina, United Arab Emirates, Tahiti, France, Hong Kong, Romania, Moldavia.

New Products

     The Total Quit Smoking Program. A comprehensive, self-help smoking cessation program to combine the use of the patented PhaseOut device with the latest behavior modification techniques. This program addresses both the physiological and the psychological addictions to smoking. Limited distribution of this new product began this year through an agreement with a direct (network) marketing company.

         The PhaseOut Support Group Product Line. The Company recently developed a line of consumable products specifically formulated for smokers and former smokers. Limited distribution of this new product line began this year through an agreement with a direct (network) marketing company. The initial "PhaseOut Support Group" product line consists of:

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

         To date, only nominal amounts of these products have been sold.

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

                                                    Bid Price
Period                                                  High          Low
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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations Year Ended December 31, 1995 Compared to Year Ended December 31,1994

         The Company incurred a net loss of $768,661 for the year ended December 31, 1995 as compared to a loss of $484,507 for the year ended December 31, 1994.

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


     In order to meet short-term marketing goals, the Company borrowed $200,000 from an individual and $65,000 from officers and directors in March, 1996 to continue to finance the airing of the Company's television infomercial through September 1996. The officers have been repaid as has $30,000 of the principal to the individual investor with the balance to be paid in installments over 72 months.

     The Company currently has no established sources of financing or available lines of credit. The Company may seek additional financing. It has not been determined whether it be debt or equity. There have been no commitments made to provide financing of any kind. There is no assurance that the Company will be able to obtain additional financing.


     Management believes but cannot assure that the levels of 1995 revenue will continue throughout 1996. In this regard, first quarter 1996 revenues were approximately $650,000 as compared with first quarter 1995 revenues of less than $50,000.



Distribution and Marketing


     During 1995 the Company's increased television media exposure for the PHASEOUT device which helped marketing efforts in other marketing venues such as catalogs, radio, syndication and export sales. The Company has entered into marketing agreements in several countries already and is in discussion with many more. Management is of the opinion that international sales will represent a significant portion of the Company's overall revenues in the future. There would be a material adverse effect if a number of the marketing relationships were canceled.

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

     To date, only nominal sales of these products have been made.


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

                                                                          54,297

                                                                        $430,826
                                                                       =========



                                      -F3-

PHASE-OUT OF AMERICA, INC.
Balance Sheets
December 31, 1995
================================================================================


Liabilities and Shareholders' (Deficit)
     Current Liabilities
       Senior subordinated convertible debentures - including
         accrued interest of $24,958                                                $   459,958
       1992 convertible debentures - including accrued interest
         of $8,265                                                                       29,765
       Taxes payable                                                                      8,077
       Accounts payable                                                                 582,159
       Accrued officer compensation                                                     144,160
       Loans from officer/shareholder                                                    31,650
       Other current liabilities                                                         26,176
                                                                                    -----------

                                                                                      1,281,945
                                                                                    -----------
     Shareholders' (Deficit)
       Series A Convertible Preferred Stock - par value $.001-
        authorized 600,000 shares - no shares issued and
        outstanding
       Series  B  Convertible  Preferred  Stock  - par  value$.001-
        authorized 5,000,000 shares - no shares issued and
        outstanding
       Common  Stock - par  value  $.00003 - authorized
        100,000,000 shares - 74,859,319 shares issued and
        outstanding                                                                       2,246
       Capital in excess of par                                                       1,937,688
       Accumulated (deficit)                                                         (2,791,053)
                                                                                    -----------

                                                                                       (851,119)
                                                                                    -----------
                                                                                    $   430,826
                                                                                    ===========


See notes to financial statements.


                                     - F4 -

PHASE-OUT OF AMERICA, INC.
Statements of Operations
================================================================================


                                                     For the Years Ended
                                                         December 31,
                                                 -------------------------------
                                                     1995              1994
                                                 ===============================

Sales - net                                      $  1,532,405      $    328,686

Cost of Sales                                         264,566           157,209
                                                 ------------      ------------

                                                    1,267,839           171,477
                                                 ------------      ------------

Selling Expenses                                    1,322,199           223,042

General and Administrative Expenses                   664,648           425,363
                                                 ------------      ------------

                                                    1,986,847           648,405
                                                 ------------      ------------

                                                     (719,008)         (476,928)
                                                 ------------      ------------
Other Income (Expenses)
   Interest income                                         89               570
   Royalty income                                        --               2,930
   Interest (expense)                                 (49,742)          (11,079)
                                                 ------------      ------------

                                                      (49,653)           (7,579)
                                                 ------------      ------------

Net (Loss)                                       $   (768,661)     $   (484,507)
                                                 ============      ============

(Loss) Per Share                                 $      (0.02)     $      (0.01)
                                                 ============      ============


Weighted Average Number of Shares
   Outstanding (to nearest 1,000,000)              68,000,000        57,000,000
                                                 ============      ============


See notes to financial statements.


                                     - F5 -

PHASE-OUT OF AMERICA, INC.
Statement of Shareholders' (Deficit)
For the Year Ended December 31, 1995
================================================================================


                                                      Number of
                                                    Common  Stock         Amount      Capital in
                                                       Shares            $.00003       Excess of      Accumulated        Deferred
                                                     (Post-Split)        Par Value     Par Value        (Deficit)      Compensation
                                                  ==================================================================================
Balance - January 1, 1994                            53,494,288      $     1,605      $ 1,352,597      $(1,537,885)     $    68,750
  Proceeds from sales of stock                           50,045                2            4,999             --               --
  Shares issued to Products &
    Patents, Ltd. for patent rights
    and reduction of accounts
    payable                                           6,000,000              180          146,820             --               --
  Stock issued for accrued
    services rendered:
      Officers                                        1,500,000               45           16,455             --               --
      Consultants and employees                       1,940,000               57           27,107             --               --
  Bond conversions to stock                              50,000                2            2,499             --               --
  Return of escrow shares                            (2,750,000)             (82)         (68,668)            --            (68,750)
  Net (loss)                                               --               --               --           (484,507)            --
                                                    -----------      -----------      -----------      -----------      -----------

Balance - December 31, 1994                          60,284,333            1,809        1,481,809       (2,022,392)            --
  Proceeds from sales of stock                        2,006,061               60          119,940             --               --
  Bond and accrued interest
    conversions to stock                                624,245               19           33,996             --               --
  Stock issued to supplier                            1,000,000               30           17,470             --               --
  Stock issued for accrued
     services rendered:
      Officers and directors                          4,022,038              121          161,353             --               --
      Consultants                                     6,935,000              207          123,120             --               --
  Net (loss)                                               --               --               --           (768,661)            --
                                                    -----------      -----------      -----------      -----------      -----------

Balance - December 31, 1995                          74,871,677      $     2,246      $ 1,937,688      $(2,791,053)     $      --
                                                    ===========      ===========      ===========      ===========      ===========



See notes to financial statements.


                                     - F6 -

PHASE-OUT OF AMERICA, INC.
Statements of Cash Flows                                             Page 1 of 2
================================================================================

                                                                             For the Years Ended
                                                                                  December 31,
                                                                       -----------------------------------
                                                                          1995                    1994
                                                                       ===================================

Cash Flows from Operating Activities
   Net (loss)                                                          $(768,661)               $(484,507)
   Adjustments to reconcile net (loss) to cash
     (used for) operating activities:
       Depreciation and amortization                                       6,074                    3,417
       (Increase) decrease in:
         Accounts receivable                                             (69,883)                  50,085
         Inventories                                                     256,186                  150,326
         Prepaid expenses and other current assets                       (15,081)                    (638)
       Increase (decrease) in:
         Accrued bond interest                                            25,968                       --
         Accounts payable                                                 46,269                   47,307
         Accrued officer compensation                                    144,160                  125,715
         Taxes payable                                                     3,270                  (18,485)
         Amounts due to affiliate                                        (91,488)                 (51,011)
         Other current liabilities                                        21,710                       --
         Expenses paid through the issuance of
           restricted common stock                                       159,086                   43,665
                                                                       ---------                ---------
                                                                        (282,390)                (134,126)

Cash Flows from Investing Activities
   Acquisition of fixed assets                                              (800)                    (550)
   Decrease in other assets                                                  300                       85
                                                                              --
                                                                       ---------                ---------
                                                                            (500)                    (465)
                                                                       ---------                ---------


Cash Flows from Financing Activities
   Proceeds from sales of debentures                                     290,000                       --
   Advances from officer/shareholder                                      25,753                   (8,000)
   Payments of capital leases                                               (586)                  (7,287)
   Proceeds of sales of common stock                                     120,000                    2,500


   Proceeds from senior secured short-term note                               --                  125,000
   Loan from director/shareholder                                             --                   20,000
   Loans to officers                                                          --                    8,200
                                                                       ---------                ---------

                                                                         435,167                  140,413
                                                                       ---------                ---------



See notes to financial statements.


                                     - F7 -

PHASE-OUT OF AMERICA, INC.
Statements of Cash Flows                                             Page 2 of 2
================================================================================

                                                                                   For the Years Ended
                                                                                       December 31,
                                                                                -----------------------------
                                                                                    1995                 1994
                                                                                =============================
Net Increase in Cash                                                            $152,277             $  5,822

Cash - beginning                                                                  24,541               18,719
                                                                                --------             --------
Cash - end                                                                      $176,818             $ 24,541
                                                                                ========             ========

Supplemental Disclosures
     Cash paid for:
       Interest                                                                 $ 23,880             $    886
                                                                                ========             ========


     Non-cash investing and financing transactions:
       Acquisition of patent rights from affiliate through
          issuance of common stock                                              $     --             $ 47,000
                                                                                --------             ========


       Debt due to affiliate paid through the issuance
         of common stock                                                        $     --             $100,000
                                                                                ========             ========


       Bond and accrued interest conversions to common stock                    $ 34,014             $  5,000
                                                                                ========             ========

       Assumption of accounts payable:
         In exchange for inventory                                              $173,257             $     --
                                                                                ========             ========

         In payment of amounts due to affiliate                                 $227,709             $     --
                                                                                ========             ========

       Loan from director/shareholder converted to debentures                   $ 20,000             $     --
                                                                                ========             ========

       Senior secured notes payable converted to senior
         subordinated convertible debentures                                    $125,000             $     --
                                                                                ========             ========

       Stock issued to supplier                                                 $ 17,500             $     --
                                                                                ========             ========


       Stock issued for accrued services rendered                               $125,715             $     --
                                                                                ========             ========


See notes to financial statements.


                                     - F8 -

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


                                     - F9 -

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


                                                                       Continued


                                     - F10 -

4 - Warrants and Convertible Debentures

       a.  Warrants -

                                                                            Price Per                              Expiration
                                                          Shares              Share                Total              Dates
                                                         ----------------------------------------------------------------------
Balance - December 31, 1994                              3,034,000           $   .25             $   758,500              1996
   Issued with purchase of
     common stock                                        2,900,000               .15                 435,000              1998
   Issued for services                                   2,006,061           .10-.15                 230,909       1996 - 1998
                                                         ---------                               -----------

Balance - December 31, 1995                              7,940,061                               $ 1,424,409
                                                         =========                               ===========


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


     In October 1994, the agreement with P&P was further amended to provide for:
     (1) transfer of patents, worldwide marketing and manufacturing rights for 5,000,000 shares of common stock; (2) reduction of $100,000 in the sum owed to P&P for 1,000,000 shares of common stock; (3) purchase of inventory from P&P up to $150,000 from the proceeds of the Company's private placement at a specified unit cost and; (4) payment of a specified per unit royalty of purchases by the Company from outside sources after depletion of P&P's inventory.


                                                                       Continued

                                         - F11 -

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

7 - Leases

     The Company leases automobiles for its officers, none of which have purchase or renewal options. Rental expense was $23, 413 and $22,404 for 1995 and 1994, respectively. The future minimum rental payments required under these leases are as follows:

                               1996                $  29,100
                               1997                   13,044
                               1998                    5,856

     The Company is currently in negotiations for the lease of office space.


8 - Economic Dependence

The Company purchased 100% of its products in 1995 and 1994 from one vendor.


                                                                       Continued


                                     - F12 -

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


                                     - F13 -

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


                                     - F14 -

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


                                     - F15 -

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

Name                           Age              Position(s) with the Company
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

Summary Compensation Table

Name and
Principal Positions                Year                         Salary
-------------------                ----                -------------------------
                                                       Cash              Non Cash           Compensation
                                                       ----              --------           ------------
Bernard Gutman
(Chairman and
Chief Executive
Officer)                           1995              $49,932              $52,000              $43,676
                                   1994              $ 5,739              $53,103              $17,574
                                   1993              $     0              $40,000              $52,903
Irwin Pearl
(President, Chief
Operating Officer)                 1995              $49,250              $59,875              $32,297
                                   1994              $22,250              $30,000              $     0
                                   1993              $     0              $     0              $     0
Drew Gutman
(Secretary/
Treasurer)                         1995              $38,000              $41,083              $44,486
                                   1994              $15,180              $43,249              $18,378
                                   1993              $     0              $40,000              $52,903

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

(b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below:

Name and Address                          Shares of Common
Of Beneficial Owner                       Beneficially Owned          Percent Owned (1)
-------------------                       ------------------          -----------------
Bernard Gutman                              15,097,486(2)                    20%
140 Broadway
Lynbrook, New York 11563

Drew Gutman                                  3,346,425                        4.5%
140 Broadway
Lynbrook, New York 11563

Irwin Pearl                                  1,350,000                        2.0%
140 Broadway
Lynbrook, New York 11563

Daniel Silkiss                               1,800,000                        2.4%
140 Broadway
Lynbrook, New York 11563

James F. Leary                                 998,853                        1.3%
140 Broadway
Lynbrook, New York 11563

Luther H. Hodges, Jr                           805,000                        1.0%
140 Broadway
Lynbrook, New York 11563

Products & Patents, Ltd.                     2,807,373                        3.8%
140 Broadway
Lynbrook, New York 11563

All Directors and Officers                  23,397,764                       31.5%
as a group (six persons)

(1)  Based upon 74, 859,319 shares issued as of December 31, 1995.
(2) Includes 2,807,373 shares held by P&P inasmuch as Bernard Gutman is an officer and director of P&P. Mr. Gutman has sole discretionary power of these shares. P&P currently has no active business operations.


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

Item 13. Exhibits and Reports on Form 8-K


(A) Exhibits
           3.1    Articles of Incorporation (1)
           3.2    By-Laws (1)
         10.01    Agreement dated October 17,1995 with Integrity International
         10.02    Agreement dated June 9, 1995 with Tokyo Boeki
         10.03    Agreement dated August 21, 1995 with J&R Intercontinental
         10.04    Agreement dated August 1995 with Products & Patents
                  (1) Incorporated by reference to Exhibits to Form 10K for fiscal year ended December 31, 1989.


(B)      Reports on Form 8-K
         No reports on Form 8-K were filed during the last quarter of 1995.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. PHASE-OUT OF AMERICA, INC.


Dated: March 26, 1997                             By: __________________________
                                                      Irwin Pearl, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES AND TITLE                                         DATE
--------------------                                         ----


---------------------
Bernard Gutman
Chairman of the Board of Directors
Chief Executive Officer *                                March 26, 1997


---------------------
James F. Leary
Vice Chairman of the Board &
Chief Financial Officer *                                March 26, 1997


---------------------
Irwin Pearl
President, Chief Operating
Officer and Director *                                   March 26, 1997


---------------------
Drew A. Gutman
Secretary-Treasurer & Director *                         March 26, 1997


---------------------
Daniel Silkiss
Director                                                 March 26, 1997


---------------------
Luther H. Hodges, Jr.
Director                                                 March 26, 1997
* A majority of the Board of Directors.

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