Form 10KSB
period 1996-12-31
PHASE OUT OF AMERICA INC
filed 1997-03-31
CIK 824416

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

            [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

            [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1996
    Commission File Number:            33-18099-NY and 33-23169-NY

                            PHASEOUT OF AMERICA, INC.
       (Exact Name of small business issuer as specified in its charter)

       DELAWARE                                               11-2873662
(State or other jurisdiction of                          (IRS Employer I.D No.)
Incorporation or organization)

                 6900 Jericho Turnpike, Syosset, New York 11791
                   (Address of principal executive offices)

Issuer's telephone number, including area code:                 (516) 364-3500

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

                  YES    [ X ]      NO [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                      [ X ]

The registrant's operating revenues for its most recent fiscal year were $1,489,250.

The number of shares outstanding on December 31, 1996 was 108,369,929 shares of Common Stock, .00003 par value.



Continued...

The aggregate market value of the voting Common Stock held by non-affiliates (1) of the registrant based on the average of the high and low bid prices ($.02) of the Company's Common Stock, as of March 20, 1997 , is approximately $1,750,022 based upon the 87,501,114 shares of Registrant's Common Stock held by non-affiliates.

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the three months preceding the filing of this Form 10-KSB were officers or directors of the Company and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format: (check one)   Yes [   ]  No [ X ]

                            PHASEOUT OF AMERICA, INC.
                                   FORM 10-KSB
                       FISCAL YEAR ENDED DECEMBER 31, 1996

                                TABLE OF CONTENTS



PART I                                                                      PAGE
------                                                                      ----

Item 1.     Business                                                          4
Item 2.     Properties                                                        8
Item 3.     Legal Proceedings                                                 8
Item 4.     Submission of Matters to a Vote of Security Holders               9

PART II
-------

Item 5.     Market for Company's Common Equity and Related Stockholder
            Matters.                                                          9
Item 6.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations.                                       10
Item 7.     Financial Statements                                       F1 - F14
Item 8.     Changes in or Disagreement with Accountants on Accounting
            and Financial Disclosure.                                        11
PART III
--------

Item 9.     Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act.               11
Item 10.    Executive Compensation                                           13
Item 11.    Security Ownership of Certain Beneficial Owners and Management   13
Item 12.    Certain Relationships and Related Transaction                    15

PART IV
-------

Item 13.    Exhibits and Reports on Form 8-K                                 15

Signatures
Supplemental Information

PART 1

ITEM 1. BUSINESS

THE COMPANY

      PhaseOut of America, Inc., (the Company) is a corporation organized under the laws of Delaware on July 17, 1987, has a limited operating history and has operated at a loss since inception. Since the completion of its initial public offering in April 1989, the Company had primarily concentrated its efforts in two areas: the establishment of medical credibility through clinical trials performed at an independent testing facility and the test marketing of PHASEOUT (also referred to as the "Product" or the "device') throughout the United States and internationally via various channels of distribution.

      The Company's primary product, PHASEOUT, is a patented device developed to help a person quit smoking without the use of any drugs, chemicals or attachments. The device was designed to gradually reduce the amounts of nicotine, tar and carbon monoxide consumed from cigarette smoke.

      During the last three years, the Company has been concentrating its efforts in two areas: (1) test marketing the product domestically through various channels of distribution and (2) entering into international distribution agreements utilizing television infomercials and commercials.

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

      The Company is currently having the product manufactured in South Korea. A second manufacturing source in China is going on-line in mid 1997. These two sources of supply will be able to produce all future PhaseOut units required for sale.

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

SCIENTIFIC AND CLINICAL TESTING

SCIENTIFIC

     The United States Testing Company, Inc., an independent testing facility which tests cigarettes in accordance with government standards for major cigarette manufacturers, conducted laboratory tests on the use of PHASEOUT on cigarettes. These tests were based upon the F.T.C. method, which is used to rate the tar, nicotine and carbon monoxide yields of cigarettes sold in the United States. Their findings were reported in Determination of Percent Reduction of Tar, Nicotine and Carbon Monoxide of Cigarettes with the Use of PhaseOut device for Perforating Packaged Cigarettes/U.S. Patent #4,231,378. This report showed reductions of tar, nicotine and carbon monoxide yields ranging from 26% in Phase I to 92% in Phase IV using the PHASEOUT method.

ADDITIONAL STUDIES

      The Company conducted a scientific study at Ameritech Laboratories to demonstrate the condensation of nicotine and tars within the filter of cigarettes due to the use of the PhaseOut device. This study demonstrated an increase of nicotine content within the filter, porportionate to the number of PhaseOut perforations in the cigarette. The study concluded that the increased weight of the filter was due to the condensation of nicotine due to the cooling effect of the external air introduced through the wholes pierced into the cigarette filters by the PhaseOut device.

      The Company is in the initial stages of a clinical study taking place at the University of Miami, which will gauge the effective quit rate of smokers using the PhaseOut device in conjunction with behavior modification. This study will also measure the effectiveness of the PhaseOut device as a cigarette toxin reduction technology in an natural environment. Previous studies were machine studies or human studies in a tightly controlled laboratory environment.

PATENTS

      The United States Patent Office has issued two patents for the PhaseOut System (Patent Number 4,231,378 issued November 4, 1980 and Patent number 5,218,976 issued June 15, 1993). The Company has received patents in China, Taiwan and Japan. In addition, the Company has applied for patents in fifteen
(15) foreign countries, including England, France, Germany and Italy.

MARKETING (DOMESTIC)

      The focus of the Company's marketing to date has been to create an awareness for the product through the use of various direct response marketing venues. Some of these are: the use of a thirty minute television infomercial, short form television commercials, sixty second radio commercials, mail order catalogs, print advertising and through credit card mailings (syndication).

      During the second half of 1996, the Company's marketing activities domestically, were curtailed due to the negotiations with the Federal Trade Commission as to what advertising claims could be made to describe the PhaseOut product (see Legal Proceedings). Once advertising claims are approved, management intends to aggressively enter the U.S. retail market under the category of smoke cessation products.

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

     PhaseOut has started distribution through television infomercials and commercials in the following countries: Greece, Portugal, Spain, Uruguay, Brazil, South Africa, Phillippines, Argentina, Romania, Moldavia, Hungary, Chile, Columbia, Australia and Zimbabwe.

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

EMPLOYEES

      At the present time, the Company has seven employees, including the Company's three officers and directors and four administrative and secretarial personnel.

ITEM 2. PROPERTIES

      The Company leases approximately 2,600 square feet of office space at 6900 Jericho Turnpike, Syosset, New York 11719.

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

      On August 20, 1996, a consent order was agreed to with the FTC which settled charges that various advertising claims for the PhaseOut device ("the device") were unsubstantiated or false. The order requires the Company to send a postcard to identifiable past purchasers of the device notifying them of the commission's action and advising them that the device has not been proven to reduce the risk of smoking related diseases or make cigarettes "safer". The order also prohibits the Company from making certain claims in its current advertising. The Company estimated that the cost to comply with this order is $35,000, representing the cost of identifying each purchaser and to mail the post cards.

      In February 1995, the Company's former attorney, John B. Lowy, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorneys fees and disbursements of approximately $39,000. Management intends to vigorously defend all, but approximately $16,000 of the claim. The financial statements include a liability for $16,000 payable to this party. Legal counsel has not rendered an opinion as to the ultimate outcome of this matter.

      In March 1996, the Company made a demand for arbitration before a commercial panel of the American Arbitration Association against the direct response TV and marketing company ("On-Air Infonetwork") that was purchasing television time for the Company's thirty minute infomercial, to seek damages sustained as a result of their failure to perform pursuant to an agreement with the Company. Based on the Award of Arbitrator dated October 28, 1996 which disposed of all claims by both parties, the Company paid $123,157 to On-Air and issued a note for $20,940 which was paid after December 31, 1996.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                              NONE

ITEM 5. MARKET FOR COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) Market information - The principal U.S. market in which the Company's Units (each unit consisting of two shares of Common Stock and one Class A Common Stock Purchase Warrant to purchase an additional share and a Class B Common Stock Purchase Warrant), Common Shares (all of which are one class, $.00003 par value Common Stock) and Class A and Class B Warrants, were tradable is in the over-the-counter market. The Class A Warrants expired on November 2, 1993 and the Class B Warrants were extended to December 31, 1997. The aforesaid securities are not traded or quoted on any automated quotation system. The OTC Bulletin Board symbol for the Company's Common Stock is "POUT". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

                                                      Bid Price
                                                      ---------
Period                                                High              Low
------                                                ----              ---

Quarter Ended March 31, 1995                          .105              .075
Quarter Ended June 30, 1995                           .09               .08
Quarter Ended September 30, 1995                      .08               .075
Quarter Ended December 31, 1995                       .05               .03
Quarter Ended March 31, 1996                          .05               .04
Quarter Ended June 30, 1996                           .05               .03
Quarter Ended September 30, 1996                      .05               .03
Quarter Ended December 31, 1996                       .02               .01

(b) Holders -- As of December 31, 1996, the approximate number of the Company's shareholders was 390.

(c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

      During 1996, the Company's domestic marketing activities were curtailed due to the ongoing negotiations with the FTC. As a result, total sales decreased by approximately $43,000 from $1,532,000 in 1995 to $1,489,000 in 1996. Of this amount, approximately $641,000 was due to a decrease in domestic sales which was offset by a $598,000 increase in the Company's wholesale international sales. The number of units shipped during 1996 increased by 46,950 to 107,970, but the average selling price dropped by $11.00 to $14.00 per unit. Once advertising claims are approved, the Company intends to re-enter the domestic retail market.

      Cost of sales increased by approximately $110,000 from $265,000 in 1995 to $375,000 in 1996. Of this amount, approximately $204,000 was due to increased volume offset by approximately $94,000 due to decreased average unit cost.

      Selling expenses decreased by approximately $290,000 from $1,322,000 in 1995 to $1,032,000 in 1996. This decrease is attributed to the curtailment of television direct response marketing in mid 1996 during the ongoing FTC negotiations.

      General and administrative expenses increased by approximately $111,000 from $665,000 in 1995 to $776,000 in 1996. This increase is primarily attributable to a $105,000 increase in legal fees in connection with the ongoing FTC negotiations and a $35,000 accrual for the estimated cost to comply with the FTC consent order offset by a $29,000 reduction in salary and other expenses.

      Interest expense increased by approximately $58,000 from $50,000 in 1995 to $108,000 in 1996 due to increased borrowing and interest being charged by a major vendor.

LIQUIDITY AND CAPITAL RESOURCES

      Cash of $546,646 was used for operations for the year ended December 31, 1996 as compared to $282,390 used last year. Cash increases principally were from proceeds of sales of common stock and borrowing during the year ended December 31, 1996.

      In order to meet short-term marketing goals, the Company borrowed $200,000 from an individual and $65,000 from officers and directors in March, 1996 to continue to finance the airing of the Company's television infomercial through September 1996. The officers and directors have been repaid as has $32,500 of the principal to the individual investor with the balance to be paid in installments over 67 months.

      The Company currently has no established sources of financing or available lines of credit. The Company may seek additional financing. It has not been determined whether it be debt or equity. There have been no commitments made to provide financing of any kind. There is no assurance that the Company will be able to obtain additional financing.

ITEM 7.  FINANCIAL STATEMENTS


                          Independent Auditors' Report

To the Board of Directors and Shareholders
Phase-Out of America, Inc.

We have audited the accompanying balance sheet of Phase-Out of America, Inc. as of December 31, 1996, and the related statements of operations, shareholders' (deficit), and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Phase-Out of America, Inc. as of December 31, 1996, and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.

As discussed in Note 10 to the financial statements, the Company has been subject to certain governmental regulatory matters by the U.S. Food and Drug Administration. At present time, neither the Company nor its legal counsel can predict the ultimate outcome of the matters addressed by this agency. These matters, if pursued by this agency, may have a material adverse effect on the operations of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of December 31, 1996, current liabilities exceed current assets by $436,465. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RAICH ENDE MALTER LERNER & CO.
East Meadow, New York
March 20, 1997

                                     - F1 -

PHASE-OUT OF AMERICA, INC.
BALANCE SHEET
DECEMBER 31, 1996
================================================================================




Assets

 CURRENT ASSETS
  Cash                                                                  $260,372
  Accounts receivable - net of allowance for doubtful
    accounts of $1,000                                                     4,287
  Inventory                                                              127,413
  Advances for clinical study                                             25,000
  Prepaid expenses                                                         5,414
                                                                        --------
                                                                         422,486
                                                                        --------
FURNITURE AND EQUIPMENT - at cost - net of accumulated
  depreciation of $16,639                                                 26,276

PATENTS - at cost - net of accumulated
  amortization of $6,733                                                  40,267

SECURITY DEPOSITS                                                          4,137
                                                                        --------
                                                                          70,680
                                                                        --------
                                                                        $493,166
                                                                        ========



See notes to financial statements.

                                     - F2 -

PHASE-OUT OF AMERICA, INC.
BALANCE SHEET
DECEMBER 31, 1996
================================================================================



Liabilities and Shareholders' (Deficit)

 CURRENT LIABILITIES
  1992 convertible debentures - including accrued interest
    of $4,900                                                          $ 14,900
  Note payable - vendor                                                  20,940
  Shareholder's loan - current portion                                   32,939
  Taxes payable                                                           4,297
  Accounts payable                                                      614,327
  Accrued officer and director's compensation                            60,000
  Loans from directors                                                   33,169
  Accrued expenses                                                       78,379
                                                                    -----------

                                                                        858,951
                                                                    -----------
SHAREHOLDER'S LOAN - net of current portion                             137,500
                                                                    -----------
SHAREHOLDERS' (DEFICIT)
  Series A Convertible Preferred Stock - par value $.001
    authorized 600,000 shares - no shares issued and
     outstanding
  Series  B  Convertible Preferred  Stock - par value $.001
     authorized 5,000,000 shares - no shares issued and
      outstanding
  Common  Stock - par value $.00003 - authorized
   100,000,000 shares -
    108,369,929 shares issued and
    outstanding                                                           3,251
  Capital in excess of par                                            3,080,051
  Accumulated (deficit)                                              (3,586,587)
                                                                    -----------

                                                                       (503,285)
                                                                    -----------
                                                                       $493,166
                                                                    ===========



See notes to financial statements.

                                     - F3 -

PHASE-OUT OF AMERICA, INC.
STATEMENS OF OPERATIONS
================================================================================



                                                     FOR THE YEARS ENDED
                                                         DECEMBER 31,
                                                --------------------------------
                                                      1996              1995
                                                ================================


SALES - net                                        $1,489,250        $1,532,405

COST OF SALES                                         374,520           264,566
                                                 ------------      ------------
                                                    1,114,730         1,267,839
                                                 ------------      ------------
SELLING EXPENSES                                    1,032,492         1,322,199

GENERAL AND ADMINISTRATIVE EXPENSES                   775,718           664,648
                                                 ------------      ------------
                                                    1,808,210         1,986,847
                                                 ------------      ------------
(LOSS) BEFORE OTHER INCOME (EXPENSES)                (693,480)         (719,008)
                                                 ------------      ------------
OTHER INCOME (EXPENSES)
   Interest income                                      5,694                89
   Interest (expense)                                (107,748)          (49,742)
                                                 ------------      ------------
                                                     (102,054)          (49,653)
                                                 ------------      ------------
NET (LOSS)                                          $(795,534)        $(768,661)
                                                 ============      ============
(LOSS) PER SHARE                                    $   (0.01)        $   (0.02)
                                                 ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
   OUTSTANDING (to nearest 1,000,000)              90,000,000        68,000,000
                                                 ============      ============





See notes to financial statements.

                                     - F4 -

PHASE-OUT OF AMERICA, INC.
STATEMENTS OF SHAREHOLDERS' (DEFICIT)
FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1997
================================================================================



                                                 Number Of
                                                Common Stock  Amount    Capital In
                                                  Shares      $.00003    Excess Of   Accumulated
                                                (Post-Split) Par Value  Par Value     (Deficit)
                                                ================================================
BALANCE - December 31, 1994                      60,284,333   $1,809   $1,481,809  $(2,022,392)

  Proceeds from sales of stock                    2,006,061       60      119,940          --
  Bond and accrued interest conversions to
    stock                                           624,245       19       33,996          --
  Stock issued to supplier                        1,000,000       30       17,470          --
  Stock issued for accrued services rendered:
    Officers and directors                        4,022,038      121      161,353          --
    Consultants                                   6,935,000      207      123,120          --
  Net (loss)                                           --       --           --        (768,661)
                                                -----------   ------   ----------   -----------

BALANCE - December 31, 1995                      74,871,677    2,246    1,937,688    (2,791,053)
  Proceeds from sales of stock                   20,045,592      601      514,881          --
  Bond and accrued interest conversions to
    stock                                           210,517        6       10,520          --
  Senior subordinated convertible debentures
    and accrued interest
    conversions to stock                          8,700,000      261      434,739          --
  Shareholder's loan converted to stock             125,000        4        7,496          --
  Stock issued for accrued services rendered:
    Officers and directors                        3,857,143      116      160,294          --
    Outside services                                560,000       17       14,433          --
  Net (loss)                                           --       --           --        (795,534)
                                                -----------   ------   ----------   -----------

BALANCE - December 31, 1996                     108,369,929   $3,251   $3,080,051   $(3,586,587)
                                                ===========   ======   ==========   ===========



See notes to financial statements.

                                     - F5 -

PHASE-OUT OF AMERICA, INC.
STATEMENTS OF CASH FLOWS                                             PAGE 1 OF 2
================================================================================


                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                   -----------------------------
                                                           1996          1995
                                                   -----------------------------
Cash Flows from Operating Activities
   Net (loss)                                            $(795,534)   $(768,661)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation and amortization                         5,602        6,074
       Expenses paid through the issuance of
           restricted common stock                          30,700      159,086
       (Increase) decrease in:
         Accounts receivable                                67,680      (69,883)
         Inventories                                       (28,113)     256,186
         Advances for clinical study                       (25,000)        --
         Prepaid expenses                                    4,438        3,511
         Other current assets                               18,592      (18,592)
       Increase (decrease) in:
         Accrued bond interest                                --         25,968
         Accounts payable                                   32,168       46,269
         Accrued officer compensation                       60,000      144,160
         Taxes payable                                      (3,780)       3,270
         Amounts due to affiliate                             --        (91,488)
         Accrued expenses                                   86,601       21,710
                                                         ---------    ---------
                                                          (546,646)    (282,390)
                                                         ---------    ---------
CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of equipment                                (21,390)        (800)
   Payment of security deposits                               (595)        --
   Return of security deposits                                --            300
                                                         ---------    ---------
                                                           (21,985)        (500)
                                                         ---------    ---------
CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from sales of debentures                          --        290,000
   Repayments of debentures                                (29,297)        --
   Proceeds from sales of common stock                     515,482      120,000
   Payments of capital leases                                 --           (586)
   Loans from directors                                     56,000       25,753
   Repayments to directors                                 (65,000)        --
   Loan from shareholder                                   200,000         --
   Repayments to shareholder                               (25,000)        --
                                                         ---------    ---------
                                                           652,185      435,167
                                                         ---------    ---------


See notes to financial statements.

                                     - F6 -

PHASE-OUT OF AMERICA, INC.
STATEMENTS OF CASH FLOWS                                             PAGE 2 OF 2
================================================================================


                                                          FOR THE YEARS ENDED
                                                             DECEMBER 31,
                                                   -----------------------------
                                                           1996          1995
                                                   -----------------------------

NET INCREASE IN CASH                                     $  83,554    $ 152,277
CASH - beginning                                           176,818       24,541
                                                         ---------    ---------
CASH - end                                               $ 260,372    $ 176,818
                                                         =========    =========
SUPPLEMENTAL DISCLOSURES
 CASH PAID FOR:
   Interest                                              $  83,463    $  23,880
                                                         =========    =========
NON-CASH INVESTING AND FINANCING TRANSACTIONS:
 Bond and accrued interest conversions to
   common stock                                         $ 445,526    $  34,014
                                                         =========    =========
  Assumption of accounts payable:
    In exchange for inventory                            $    --      $ 173,257
                                                         =========    =========
    In payment of amounts due to affiliate               $    --      $ 227,709
                                                         =========    =========
  Loan from director/shareholder
     converted to debentures                             $    --      $  20,000
                                                         =========    =========
  Senior secured notes payable converted to senior
    subordinated convertible debentures                  $    --      $ 125,000
                                                         =========    =========
  Stock issued to supplier                               $    --      $  17,500
                                                         =========    =========
  Stock issued for accrued services rendered             $ 144,160    $ 125,715
                                                         =========    =========
  Shareholder loan converted to common stock             $   7,500    $    --
                                                         =========    =========


See notes to financial statements.

                                     - F7 -

PHASE-OUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS
DECEMBER 31, 1996
================================================================================




1 -   The Company

      Phase-Out of America, Inc. (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company's purpose is to market and distribute its patented phase-out system smoking cessation device (the "product").

      The Company had primarily marketed the product in the United States through direct response marketing including radio, television spots and infomercials. This domestic marketing was curtailed due to the ongoing negotiations with the Federal Trade Commission ("FTC") as discussed in
      Note 10c. Once advertising claims are approved, the Company intends to reenter the domestic retail market. The Company also distributes the product overseas.

2 -   Summary of Significant Accounting Policies

      a. INVENTORY - Inventory is valued at cost (on a first-in, first-out basis) which is not in excess of market value. Inventory is comprised entirely of finished goods.

      b. FURNITURE AND EQUIPMENT - Furniture and equipment are carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives (three to seven years) of the assets.

      c. ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      d. PATENTS - Patents represent a patent dated June 15, 1993 that was acquired by the Company on October 25, 1994. The acquisition cost has been capitalized and amortized (straight-line method) over the life of 16 years.

      e. ADVERTISING COSTS - All costs relating to direct response advertising and marketing have been expensed in the period incurred. The Company's direct response advertising costs do not qualify for capitalization under the American Institute of Certified Public Accountants Statement of Position 93-7 Reporting on Advertising Costs guidelines because there is no historical data to provide a basis that the direct response advertising and marketing will have measurable future benefit.



                                                                       Continued

                                     - F8 -

            Advertising and marketing expense was $364,381 and $739,660 for 1996 and 1995, respectively.

      f. EARNINGS (LOSS) PER SHARE - Loss per share is computed by dividing the net loss by the weighted average number of shares outstanding during the year. Common stock equivalents have not been included in the earnings per share computation because of their anti-dilutive effect.

      g. STOCK-BASED COMPENSATION - The Company occasionally issues stock to employees and non- employees in lieu of cash as compensation for services rendered. The Company has adopted Financial Accounting Standard #123 which requires those transactions to be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable.

      h. RECLASSIFICATIONS - Various accounts in the prior year's Statement of Operations have been reclassified for comparative purposes to conform with the presentation in the current year's financial statements. These reclassifications had no impact upon the results of operations.

      i. STOCK OVERSUBSCRIPTION - As of December 31, 1996, the common stock issued by the Company exceeded the authorized limit by 8,369,929 shares. Subsequent to the year-end, the Board of Directors authorized a 30,000,000 share increase in the authorized shares.

3 -   Status of the Company

      The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

      The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of December 31, 1996, current liabilities exceed current assets by $436,465. Those factors, as well as the Company's relatively recent entry into the marketplace, create an uncertainty about the Company's ability to continue as a going concern.

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

                                                                       Continued

                                     - F9 -

4 -   Warrants and Convertible Debentures

      a.  WARRANTS -

                                                                   PRICE PER                           EXPIRATION
                                                     SHARES          SHARE           TOTAL             DATES
                                                -----------------------------------------------------------------


           BALANCE - December 31, 1994               3,034,000    $      .25       $    758,500        1997
              Issued with purchase of

                common stock                         2,900,000           .15            435,000        1998
              Issued for services                    2,006,061     .10 - .15            230,909
                                                  ------------                     ------------        1996 - 1998

           BALANCE - December 31, 1995               7,940,061                        1,424,409
              Issued with purchase of
                common stock                           250,000           .10             25,000        1999
              Issued for services                   23,057,950     .05 - .075         1,190,398        2000 - 2001
                                                  ------------                    -------------

           BALANCE - December 31, 1996              31,248,011                     $  2,639,807
                                                  ============                     ============


      b. SENIOR SUBORDINATED CONVERTIBLE DEBENTURES - In 1995, the Company conducted a private placement of Senior Subordinated Convertible Debentures (due 1998), in which $310,000 was obtained from private lenders, $125,000 was converted from the 1994 Senior Secured Notes and $20,000 was converted from a 1994 directors/shareholders loan for a total of $435,000. The debentures are convertible at $.075 per share through 1998 and, in certain circumstances, are mandatorily convertible. The debentures bear an annual interest rate of 10%. All of the debentures were converted to common stock during 1996.

      c. 1992 CONVERTIBLE DEBENTURES - In 1992, the Company initiated a series of private placement offerings of two and three Subordinated Convertible Debentures with an annual interest rate of 10% and with variable conversion rates (ranging from $.05 to $.10 per share). These offerings raised a total of $117,500. The Company is in default on interest payments and is in violation of covenants. Of the original $117,500 raised, $107,500 has been paid back or converted into stock. As of December 31, 1996, $10,000 of principal and $4,900 of interest remain unpaid or unconverted on these debentures.


5 -   Related Party Transactions

      a. LICENSING AGREEMENTS - The Company had licensing agreements with Products & Patents, Ltd. ("P&P"), a company related by management and control.

                                                                       Continued

                                     - F10 -

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

      b. LOAN FROM DIRECTOR - A former officer/shareholder, who is still a director of the Company, is owed $33,169 by the Company. The amount is payable on demand with a stated interest rate of 11%.

      c. ACCRUED OFFICER AND DIRECTOR'S COMPENSATION - During 1996, an investor group consisting of two individuals, which acquired an 18% ownership interest for $500,000, was awarded two seats on the Board of Directors and one officer position. The two individuals will each receive a consulting fee of $60,000 per annum for their management duties ($30,000 each for 1996). The 1996 fees of $60,000 remain unpaid as of December 31, 1996.

      d. OTHER - The Company's general counsel is a relative of a director. The Company incurred approximately $57,518 of legal fees with this firm in 1996 and $25,000 in 1995, of which $18,205 remained unpaid as of December 31, 1996.

6 -   Shareholder's Loan

      During 1996, the Company received $200,000 from an individual as a loan in connection with the Company's media campaign. Repayments of $25,000 were made in cash and $7,500 in stock. The $167,500 of remaining principal at December 31, 1996 is to be paid at the rate of $2,500 per month. Interest accrues at 10% and will be paid with a final balloon payment.

7 -   Income Taxes

      The Company has available net operating loss carryforwards of approximately $3,200,000, which expire in 2002 until 2011. Deferred income taxes reflect the net tax effects of net operating loss carryforwards and result in deferred tax assets of approximately $960,000 and $780,000 at December 31, 1996 and 1995, respectively, which were fully offset by valuation allowances due to uncertainties surrounding the ultimate realization of this asset.

                                                                       Continued

                                     - F11 -

8 -   Leases

      The Company is obligated under a lease for office space through November, 2001. Rental expense was $15,080 and $23,413 for 1996 and 1995, respectively. The future minimum lease payments required under this lease are as follows:

                             1997                 $ 56,323
                             1998                   58,354
                             1999                   60,448
                             2000                   61,849
                             2001                   50,739


      The Company currently receives sublease payments of $1,800 per month for a portion of their office space, but there is no formal sublease agreement.

9 -   Economic Dependence

      The Company purchased 100% of its products in 1996 and 1995 from two vendors.

10 -  Commitments and Contingencies

      a. DIRECT RESPONSE MARKETING AGREEMENT - In 1994, the Company entered into certain agreements with On-Air Infonetwork, Inc. ("On-Air") relating to the Company's direct response marketing campaign during 1995 and 1996.

            In March, 1996, the Company made a demand for arbitration before a commercial panel of the American Arbitration Association against On-Air, to seek damages sustained as a result of their failure to perform pursuant to an agreement with the Company. Based on the Award of Arbitrator dated October 28, 1996, which disposed of all claims by both parties, the Company paid $123,157 to On-Air and gave them a note for $20,940 which was paid after December 31, 1996.

      b. OTHER MARKETING AGREEMENTS - The Company has entered into various marketing agreements both domestically and abroad. Those agreements generally have sales quotas which the other parties must achieve in order to maintain exclusivity but generally do not bind the Company to any purchase commitments.

                                                                       Continued

                                     - F12 -

      c. REGULATORY MATTERS - On June 1, 1993, the U.S. Food and Drug Administration ("FDA") sent a warning letter to the Company. The letter stated that due to the Company's marketing and promotional materials used at the time for the product, the FDA believed the product was being sold as a medical device and should be subject to regulation as a medical device under the Federal Food, Drug and Cosmetic Act ("FDC Act"), and that the product was in violation of certain provisions of that Act.

            The Company believes that the product is not a medical device within the meaning of the FDC Act and has advised the FDA of its position. However, in an act of cooperation with the FDA, the Company volunteered to make revisions in its promotional material in order to make it clearer to the public that the product is not intended to be used as a medical device.

            Since these revisions have been made, the Company has not received any communications from the FDA about this matter. However, no assurance can be given that the FDA will not in the future continue its investigation and prohibit the Company from marketing the product, or invoke other remedies, without the Company complying with medical device status requirements of the FDC Act.

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

            On August 20, 1996, a consent order was agreed to with the FTC which settled charges that various advertising claims for the product were unsubstantiated or false. The order requires the Company to send a postcard to identifiable past-purchasers of the product notifying them of the FTC's action and advising them that the product has not been proven to reduce the risk of smoking-related diseases or make cigarettes safer. The order also prohibits the Company from making certain claims in its current advertising. The Company estimates that the cost to comply with this order is $35,000, representing the cost to find identifiable past-purchasers and mail the postcards and has accrued this amount.

      d. OTHER - In February, 1995, the Company's former attorney, John B. Lowy, brought an action against the Company in New York State
            Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $39,000. Management intends to vigorously defend all but approximately $16,000 of the claim. The financial statements include a liability for $16,000 payable to this party. Legal counsel has not rendered an opinion as to the ultimate outcome of this matter.



                                                                       Continued

                                     - F13 -

11-   Disclosure About Fair Value of Financial Instruments

      The carrying amounts of cash, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short maturity of these items.

      The carrying amounts of various loans payable exceed the fair value by approximately $14,000, based on an estimated borrowing rate of 10.5%.

      These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, can not be determined with precision. Changes in assumptions could significantly affect these estimates.

                                     - F14 -

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES.

                                      NONE

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS:
          COMPLIANCE WITH SECTION 16 (A) OF THE EXCHANGE ACT.

      The  following  table  sets  forth  certain  information   concerning  the
directors and executive officers of the Company:

Name                          Age                 Position(s) with the Company
----                          ---                 ----------------------------

Burton A. Goldstein           61            Chairman of the Board of Directors
                                                    Co-Chief Executive Officer

Irwin Pearl                   55         President, Co-Chief Executive Officer
                                                                      Director

Herbert M. Reichlin           55                    Secretary-Treasurer, Chief
                                                             Operating Officer
                                                                      Director

Bernard Gutman                70                                      Director

James F. Leary                67                                      Director

Luther H. Hodges, Jr.         60                                      Director

Milton J. Walters             57                                      Director

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

      A summary of the business experience of each officer and director of the Company is as follows:

      BURTON A. GOLDSTEIN has been Chairman of the Board of Directors of the Company since March 10, 1997. Mr. Goldstein is President of American Employer Services Corp., a provider of employee benefit consulting services to industry and associations. A chartered Life Underwriter, Mr. Goldstein is also active in estate preservation for business owners and wealthy individuals.

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

      HERBERT M. REICHLIN has been a Director and Secretary-Treasurer of the Company since July 30, 1996. Mr. Reichlin is a practicing Certified Public Accountant and is also the President of Program Resource Organization, a consulting company to the health industry.

      BERNARD GUTMAN has been a Director of the Company since inception. From inception, Mr. Gutman was President of the Company until September 14, 1987 and was Chairman of the Board of Directors until March 10, 1997. He has also been an officer, director and principal shareholder of Products & Patents, a publicly held company since its inception on December 11, 1981. From 1978 to February 1982, Mr. Gutman served as President and Chairman of the Board of Directors of National Vitamin Corporation, a publicly-held corporation involved in the marketing and distribution of vitamins. From 1981 to 1983, Mr. Gutman was President of the Gutman Consulting Company, which was wholly owned by Mr. Gutman and which provided financial and marketing consulting services to various companies. From 1955 to 1978, Mr. Gutman was Chairman of Delco Corporation, a publicly-held corporation engaged in the home improvement business.

      JAMES F. LEARY has been a Director of the Company since August 1994. Mr. Leary the President and Founder of Sunwestern Management, Inc., Dallas, Texas, engaged in venture capital investing through two limited partnerships. Prior to Sunwestern's inception in 1981, Mr. Leary was Senior Executive Vice President, Chief Financial Officer and Director of the Associates Corporation of North America, Dallas, Texas. Prior to his tenure with Associates, he served as Senior Vice President of The National Bank of North America (now National Westminster Bank USA) and as an Assistant Treasurer of CIT Financial Corporation. Mr. Leary is Vice Chairman of Finance of Search Capital Group, Inc., Dallas, TX (NASDAQ) and is a director of MaxServ, Inc. (NASDAQ), several open-end mutual stock funds under the management of Capstone Asset Management Company, and Anthem Financial Services, Inc. Mr. Leary has a B.A. degree in Business Administration from Gerogetown University 1951, an MBA in Banking and Finance from New York University 1953, and is also a graduate of the Advanced Management Program of the Harvard University Graduate School of Business in 1956.

      LUTHER H. HODGES, JR. has been a Director of the Company since April 1995. He currently serves as a member of the faculty of the Anderson Schools of Management, the University of New Mexico; Chairman of the Board of the Santa Fe, LLC and is a Director of Search Capital Corporation, Dallas, Texas; and a director of Safety Floor International, Bethesda, MD., Zomeworks Corporation, Albuquerque, and CWF Energy Company, Dallas, Texas. Additionally, Mr. Hodges manages two closely held investment partnerships and operates the Santa Fe Buyers Brokerage Company, a licensed real estate broker in New Mexico. He serves on the Governor's Economic Development Commission and the State Treasurer's Investment committee in New Mexico. Mr. Hodges is also a trustee of the North American Institute in Santa Fe and the National Symphony Orchestra in Washington, D.C. Previously, Mr. Hodges was Chairman and Chief Executive Officer of Washington Bancorporation (1983-89), a regional bank holding company, and The National Bank of Washington (1981-89) and served as Chairman of the Board of Starlight Publishing Company, Albuquerque, N.M. He served as Undersecretary of the U.S. Department of Commerce (1979) and as the first Deputy Secretary of Commerce (1980). He had been a democratic candidate for the United States Senate from North

Carolina (1978) and from 1962-1977 served in various management positions at the North Carolina National Bank (presently Nations Bank), including Chairman of the Board (1974-77). Mr. Hodges has long been active on the Board of Directors of numerous community, educational and corporate organizations. Mr. Hodges was educated at the University of North Carolina (1957) and at the Harvard Graduate School of Business Administration (1961). He served to the rank of Lieutenant, United States Navy.

      MILTON J. WALTERS has been a Director of the Company since March 10, 1997. Mr. Walters is President of Tri-River Capital Group that serves the specialized investment banking needs of the financial service industry. His more than twenty five years of investment banking experience has been dedicated to serving this industry sector. He has represented clients in a wide variety of liquidity and capital financings, conversions of mutual savings and loans, acquisitions, sales., divestitures, recapitalization and captive finance company formations.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

      The Company does not have any securities registered under Section 12 of the Securities Exchange Act of 1934, and, accordingly, compliance with Section 16(a) thereof is not required or applicable.

ITEM 10. EXECUTIVE COMPENSATION

      The following Summary Compensation Table sets forth certain information concerning total annual compensation paid to Bernard Gutman, the Company's former Chairman and Chief Executive Officer for services rendered in all capacities by him to the Company during fiscal years 1996, 1995 and 1994.

Summary Compensation Table

Name and
Principal Positions           Year              Salary
-------------------           ----              ------                  Other
                                          Cash        Non Cash      Compensation
                                          ----        --------      ------------
Bernard Gutman
(Former Chairman and
Chief Executive               1996      $47,780         -0-           $40,004
Officer)                      1995      $49,932       $52,000         $43,676
                              1994       $5,739       $53,103         $17,574

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

(b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below:

Name and Address                    Shares of Common
Of Beneficial Owner                 Beneficially Owned      Percent Owned (1)
-------------------                 ------------------      -----------------

Burton A. Goldstein                   9,778,976 (2)                 7.5%
6900 Jericho Turnpike
Syosset, New York 11791

Irwin Pearl                           2,250,000                     1.7%
6900 Jericho Turnpike
Syosset, New York 11791

Herbert M. Reichlin                  9,778,975 (2)                  7.5%
6900 Jericho Turnpike
Syosset, New York 11791

Bernard Gutman                       16,208,019 (3)                 12.5%
6900 Jericho Turnpike
Syosset, New York 11791

James F. Leary                          998,653                       .8%
6900 Jericho Turnpike
Syosset, New York 11791

Luther H. Hodges, Jr.                 1,412,143                      1.1%
6900 Jericho Turnpike
Syosset, New York 11791

Milton J. Walters                     2,000,000 (2)                  1.5%
6900 Jericho Turnpike
Syosset, New York 11791

Products & Patents, Ltd.("P&P")       1,867,906                      1.4%
6900 Jericho Turnpike
Syosset, New York 11791

All Directors and Officers           42,426,766                      32.7%
as a group (seven persons)


----------

(1)   Based upon 129,927,880 shares and warrants issued as of December 31, 1996.

(2)   Represents warrants issued and owned.

(3) Includes 1,867,906 shares held by P&P inasmuch as Bernard Gutman is an officer and director of P&P. Mr. Gutman has sole discretionary power of these shares. P&P currently has no active business operations.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In October 1994, an agreement with P&P was amended to provide for: transfer of patents, worldwide marketing and manufacturing rights for 5,000,000 shares of Common Stock and; reduction of $100,000 in the sum owed to P&P for 1,000,000 shares of Common Stock.

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

      Bernard Gutman, the Director and former Chairman/CEO is an officer, director and significant (approximately 22%) shareholder of P&P and P&P, which is now inactive, is a shareholder of the Company.

      In June 1996, the Board of Directors approved a revision of the existing employment contracts with management providing for salaries of $50,000 each until September 1997 (aggregate $100,000 per year). Additionally, these agreements provide for certain benefits and perquisites. As of the date of this report, the contracts have not been reduced to writing.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

        3.1    Articles of Incorporation (2)
        3.2    By-laws (2)
      10.01    Agreement dated August 21, 1995 with J&R Intercontinental (1).
      10.02 Consulting Agreement dated July 9, 1996 between the Company and Herbert M. Reichlin
      10.03 Consulting Agreement dated July 9, 1996 between the Company and American Employer Service Corporation
      10.04 Warrant Agreement dated July 9, 1996 between the Company and Herbert M. Reichlin
      10.05 Warrant Agreement dated July 9, 1996 between the Company and Burton A. Goldstein
      10.06 Warrant Agreement dated July 9, 1996 between the Company and Milton J. Walters
      10.07    Securities Purchase Agreement dated July 9, 1996
               1) Incorporated by reference to Exhibits to Form 10K for fiscal year ended December 31, 1995.
               2) Incorporated by reference to Exhibits to Form 10K for the year ended December 31, 1989.

(B)   REPORTS ON FORM 8-K

      No reports on Form 8-K were filed during the last quarter of 1996.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   PHASE-OUT OF AMERICA, INC.



Dated: March 26, 1997                              By:/s/ Irwin Pearl
                                                      --------------------------
                                                       Irwin Pearl, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES AND TITLE                                         DATE
--------------------                                         ----

/s/ Burton A. Goldstein
--------------------------
Burton A. Goldstein
Chairman of the Board of
Directors, Co-Chief Executive
Officer                                                      March 26, 1997

/s/ Irwin Pearl
--------------------------
Irwin Pearl
President & Co-Chief Executive
Officer, Director                                            March 26, 1997

/s/ Herbert M. Reichlin
--------------------------
Herbert M. Reichlin
Secretary-Treasurer, Chief
Operating Officer, Director                                  March 26, 1997

/s/Bernard Gutman
--------------------------
Bernard Gutman
Director                                                     March 26, 1997

/s/ James F. Leary
--------------------------
James F. Leary
Director                                                     March 26, 1997

/s/ Luther H. Hodges, Jr.
--------------------------
Luther H. Hodges, Jr.
Director                                                     March 26, 1997

/s/ Milton J. Walters
--------------------------
Milton J. Walters
Director                                                      March 26, 1997

                            SUPPLEMENTAL INFORMATION

      Supplemental  Information  to be Furnished  with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants  Which Have Not  Registered  Pursuant to
Section 12 of the Act.

                                      NONE