Form 10-Q
period 1997-03-31
PHASE OUT OF AMERICA INC
filed 1997-09-18
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended March 31, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission File Number: 33-18099-NY and 33-23169-NY

                            PHASEOUT OF AMERICA, INC.
        (Exact Name of small business issuer as specified in its charter)

         DELAWARE                                              11-2873662
State or other jurisdiction of                           (IRS Employer I.D. No.)
Incorporation or organization)

                 6900 Jericho Turnpike, Syosset, New York 11791
                    (Address of principal executive offices)

Issuer's telephone number, including area code: (516) 364 - 3500

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


                     YES _X_                NO___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

         Class                                     Outstanding at March 31, 1997
Common Stock, par value                                    108,869,929
$.00003 per share

PART 1 FINANCIAL INFORMATION
Item 1, financial statements


PHASEOUT OF AMERICA, INC.
FINANCIAL STATEMENTS (Unaudited)
March 31, 1997


Financial Statements                                                    Page
                                                                        ----


Balance Sheet                                                          3 - 4


Statements of Operations                                                   5


Statement of Shareholders' (Deficit)                                       6


Statements of Cash Flows                                               7 - 8


Notes to Financial Statements                                         9 - 10


Management's Discussion and Analysis                                 11 - 13


Other Information                                                         14


Signatures                                                                15

PHASEOUT OF AMERICA, INC.
Balance Sheet
March 31, 1997
(Unaudited)


Assets
     Current Assets
       Cash                                                             $172,576
       Accounts receivable-net of allowance for doubtful
       accounts of $1,000                                                  1,767

       Inventory                                                          92,683

       Advances for clinical study                                        25,000

       Advances to Automotive Marketing, Inc.                              3,280

       Prepaid expenses                                                    5,414
                                                                        --------

                                                                         300,720

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $17,309                                            25,606

     Patents - at cost - net of accumulated amortization of
     $7,468                                                               40,967

     Deferred preoperating and developmental costs                         7,779

     Security  Deposits                                                    4,137
                                                                        --------

                                                                        $379,209
                                                                        ========

See notes to financial statements.

PHASEOUT OF AMERICA, INC.
Balance Sheet
March 31, 1997
(Unaudited)

Liabilities and Shareholders' (Deficit)
     Current Liabilities

       1992 convertible debentures - including accrued interest
         of $6,150                                                        $    16,150

       Shareholder's loan - current portion                                    37,064

       Taxes payable                                                            2,399

       Accounts payable                                                       604,457

       Accrued officer and director's compensation                            102,500

       Loans from directors                                                    33,792

       Accrued expenses                                                        60,334
                                                                          -----------

                                                                              856,696
                                                                          -----------

     Shareholder's Loan - net of current portion                              130,000
                                                                          -----------

     Shareholders' (Deficit)
       Series A Convertible Preferred Stock - par value $.001 -
         authorized 600,000 - shares - no shares issued and
         outstanding
     Series  B  Convertible  Preferred  Stock - par  value $.001 -
         authorized 5,000,000 shares - no shares issued and
         outstanding
     Common  Stock - par  value $.00003 -
         authorized  130,000,000 shares - 108,869,929 shares issued and
         outstanding                                                            3,266
     Capital in excess of par                                               3,088,786
     Accumulated (deficit)                                                 (3,699,539)
                                                                          -----------

                                                                             (607,487)

                                                                          $   379,209
                                                                          ===========

See notes to financial statements.

PHASEOUT OF AMERICA, INC.
Statements of Operations
(Unaudited)



                                                   For the Three Months Ended
                                                           March 31,
                                                   --------------------------
                                                    1997                 1996
                                                    ----                 ----

Sales - net                                      $    102,960      $    627,844

Cost of Sales                                          41,147           108,203
                                                 ------------      ------------

                                                       61,813           519,641
                                                 ------------      ------------

Selling Expenses                                       21,615           539,748

General and Administrative Expenses                   140,763           210,305
                                                 ------------      ------------

                                                      162,378           750,053
                                                 ------------      ------------

(Loss) Before Other Income (Expenses)                (100,565)         (230,412)
                                                 ------------      ------------

Other Income (Expenses)
   Interest income                                      2,233                11
   Interest (expense)                                 (14,620)          (21,801)
                                                 ------------      ------------

                                                      (12,387)          (21,790)
                                                 ------------      ------------

Net (Loss)                                       $   (112,952)     $   (252,202)
                                                 ============      ============

(Loss) Per Share                                 $    NIL          $    NIL
                                                 ============      ============


Weighted Average Number of Shares
   Outstanding (to nearest 1,000,000)              90,000,000        75,000,000
                                                 ============      ============


See notes to financial statements.

PHASEOUT OF AMERICA, INC.
Statement of Shareholders' (Deficit)
For the Three Months Ended March 31, 1997

(Unaudited)

                                                Number of
                                              Common  Stock     Amount     Capital in
                                                 Shares        $.00003       Excess     Accumulated
                                              (Post-split)    Par Value     Par Value     Deficit
                                             ------------------------------------------------------
Balance - December 31, 1996                   108,369,929   $     3,251   $ 3,080,051   $(3,586,587)

Stock issued for accrued services rendered:
 Officers and Directors                           500,000            15         8,735          --

Net (Loss)                                           --            --            --        (112,952)
                                              -----------   -----------   -----------   -----------

Balance- March 31, 1997                       108,869,929   $     3,266   $ 3,088,786   ($3,699,539)
                                              ===========   ===========   ===========   ===========


See notes to financial statements

PHASEOUT OF AMERICA, INC.
Statements of Cash Flows                                             Page 1 of 2
(Unaudited)


                                                           For the Three Months
                                                              Ended  March 31,
                                                           --------------------
                                                            1997         1996
                                                            -----        ----

Cash Flows from Operating Activities
   Net (loss)                                            $(112,952)   $(252,202)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation and amortization                         1,405        1,535
       Expenses paid through the issuance of
               restricted common stock                       8,750         --
       (Increase) decrease in:
         Accounts receivable                                 2,520        6,368
         Inventories                                        34,730       65,120
         Advances to Automotive Marketing,Inc               (3,280)        --
         Prepaid expenses                                     --          7,278
         Deferred preoperating and developmental costs      (7,779)        --
       Increase (decrease) in:
         Notes payable-vendor                              (20,940)        --
         Accrued interest on debentures                      5,375         --
         Accounts payable                                   (9,870)     141,531
         Accrued officers' and directors' compensation      42,500         --
         Taxes payable                                      (1,898)       1,816
         Loans from directors                                  623         --
         Accrued expenses                                  (18,045)        --
                                                         ---------    ---------

                                                           (78,861)     (36,953)
                                                         ---------    ---------
Cash Flows from Investing Activities
   Acquisition of equipment                                   --           (168)
   Patent payments                                          (1,435)        --
                                                         ---------    ---------

                                                            (1,435)        (168)
                                                         ---------    ---------
Cash Flows from Financing Activities

   Repayment of advances from officer/stockholder             --         22,250
   Repayments to shareholder                                (7,500)        --
                                                         ---------    ---------
                                                            (7,500)      22,250
                                                         ---------    ---------
Net Decrease in Cash                                     $ (87,796)   $ (14,871)

Cash - beginning                                           260,372      176,818
                                                         ---------    ---------

Cash - end                                               $ 172,576    $ 161,947
                                                         =========    =========


See notes to financial statements.

PHASEOUT OF AMERICA, INC.                                            Page 2 of 2
Statements of Cash Flows
(Unaudited)

                                                          For the Three Months
                                                             Ended  March 31
                                                          --------------------
                                                           1997          1996
                                                           ----          ----

Supplemental Disclosures

       Interest paid                                     $   --         $20,750
                                                         =========      =======


       Temporary media funds received                    $   --         $40,000
                                                         =========      =======


See notes to financial statements.

PHASEOUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 1997


1.   BACKGROUND AND BASIS OF PRESENTATION

     PhaseOut of America, Inc. (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company's purpose is to market and distribute its patented phase-out system smoking cessation device (the "product").

     The Company had primarily marketed the product in the United States through direct response marketing including radio, television spots and infomercials. This domestic marketing was curtailed due to the ongoing negotiations with the Federal Trade Commission ("FTC"). Once advertising claims are approved, the Company intends to reenter the domestic retail market. The Company also distributes the product overseas.

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations ($112,952 in 1997 and $252,202 in 1996), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and is planning to seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

     The interim statements were prepared pursuant to the requirements for reporting on Form 10- QSB. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1996. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of the results for the entire year ending December 31, 1997.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Changes in significant accounting policies - There were no changes in significant accounting policies during the current period.

3.   STOCKHOLDERS' EQUITY

     Stock Issued to Officers, Consultants and Employees - Through March 31, 1997, the Company issued 500,000 shares to officers and directors.

4.   RELATED PARTY TRANSACTIONS

     Loan from Director - A former officer/shareholder, who is still a director of the Company, is owed $33,792 by the Company. The amount is payable on demand with a stated interest rate of 11%.

     Accrued Officer and Director's Compensation - During 1996, an investor group consisting of two individuals, which acquired an 18% ownership interest for $500,000, was awarded two seats on the Board of Directors and two officer positions. The two individuals each receive a consulting fee of $60,000 per annum for their management duties.

5.   SHAREHOLDER'S LOAN

     During 1996, the Company received $200,000 from a shareholder as a loan in connection with the Company's media campaign. The loan is to be paid at the rate of $2,500 per month. Interest accrues at 10% and will be paid with a final balloon payment. The shareholder agreed to a moratorium on the monthly $2,500 payments from May 1997 through August 31, 1997.

6.   COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS.

     Dependence on Major Customers and Suppliers - Export sales represent approximately 100% of sales with only one export customer representing more than 10% of total sales.

     The Company is currently purchasing 100% of its products from three vendors.

     Regulatory Matters - There have been no changes in the status of regulatory inquiries by the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC).

     Litigation - In July 1997, the Company's former attorney, who is a relative of a Director, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $18,000. Legal counsel has not rendered an opinion as to the ultimate outcome of this matter.

PHASEOUT OF AMERICA, INC.
Management's Discussion and Analysis


                              Results of Operations
                   Three Months Ended March 31, 1997 Compared
                      to Three Months Ended March 31, 1996



     The Company  incurred a net loss of  $112,952  for the three  months  ended
March 31, 1997 as compared to the loss of $252,202 for the three months ended March 31, 1996. Three-month sales decreased $524,884. The decrease in sales resulted from no retail sales in 1997 of the product through television direct response methods which results in substantially higher unit selling prices as well as increases in unit volume. The Company's domestic marketing activities were curtailed due to the ongoing negotiations with the FTC. Once advertising claims are approved, the Company intends to reenter the domestic retail market.

     Selling expenses decreased from $539,748 to $21,615 as a result of the elimination in 1997 of the substantial additional costs associated with the distribution of the product through television response channels.

     General and administrative expenses decreased from $210,305 to $140,763 as a result of a decrease in officer salaries ($33,322) and a decrease in professional fees ($56,736).

     The gross profit margin decreased to 60% from 83%, due to the elimination of the high volume of direct response television sales.

     The Company maintains a $500,000 liability insurance policy.

PHASEOUT OF AMERICA, INC.
Management's Discussion and Analysis


                         Liquidity and Capital Resources

Cash of $78,861 was used for operations for the 3 months ended March 31, 1997 as compared to $36,953 used in the same period of last year. Cash decreased during the 3 months ended March 31, 1997 by $87,796.

The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                                    March 31,       December 31,      March 31,
                                      1997             1996             1996
                                      ----             ----             ----
Working capital
(deficiency)                      $(555,976)        $(436,465)      $(1,156,359)
Current ratios                       0.35:1            0.49:1            0.22:1

In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. The Company is also seeking an additional $200,000 of financing under the same terms and conditions as offered to the officers and directors. There is no assurance that the Company will be able to obtain additional financing.


                           Distribution and Marketing

Marketing (Domestic)

     During the second half of 1996, the Company's domestic marketing activities were curtailed due to the negotiations with the Federal Trade Commission as to what advertising claims could be made to describe the PhaseOut product. Once advertising claims are approved, management intends to aggressively enter the U.S. retail market under the category of smoke cessation products.

Marketing (International)

     On August 21, 1995, the Company entered into an agreement with a South Korean trading company for the distribution and manufacture of a modified (design) PhaseOut product in South Korea. Because of the improved design and reduced size of this PhaseOut device, it will be utilized in the Japanese market as well. South Korea has 10 million smokers and Japan has 35 million smokers. Distribution in South Korea is expected to begin in the 1st quarter of 1998.

     PhaseOut has started distribution through television infomercials and commercials in the following countries: Portugal, Spain, South Africa, Romania, Hungary, Australia, Italy and Germany.

PHASEOUT OF AMERICA, INC.
Management's Discussion and Analysis


New Products

         In February 1997, the Company executed a letter of intent with Andrea Eyewear, Inc, (Andrea) whereby the Company agreed to fund the pre-operating and developmental costs of a patented sunglass product owned by Andrea. In consideration for the funding, the Company will receive an exclusive license to commercialize the sunglass product worldwide. As of March 31, 1997, the Company has incurred $7,779 of pre-operating and developmental costs.

         In May 1997, the Company entered into a joint venture with Automotive Marketing, Inc. to manufacture and distribute aftermarket automobile products. As of March 31, 1997, the Company has made advances of $3,280 to the joint venture with the understanding that any such advances will be reimbursed when revenue-producing operations commence.

                               Regulatory Matters

     There have been no material changes in the status of matters pending before the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC).

                           PART II - OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company has been sued by a former attorney for fees it alleges are due but unpaid in the amount of approximately $18,000. Legal counsel has not rendered an opinion as to the ultimate outcome of this matter.

Item 2.   Changes in Securities

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

               See notes to the financial statements

Item 6.   Exhibits and Reports

               None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        PHASEOUT OF AMERICA, INC.

Dated:  September 5, 1997


                                        /s/ Herbert M. Reichlin
                                        ----------------------------------------
                                        Herbert M. Reichlin
                                        Chief Operating Officer and Treasurer