Form 10-Q
period 1997-06-30
PHASE OUT OF AMERICA INC
filed 1997-09-18
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 1997

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission File Number: 33-18099-NY and 33-23169-NY

                            PHASEOUT OF AMERICA, INC.
        (Exact Name of small business issuer as specified in its charter)

         DELAWARE                                               11-2873662
State or other jurisdiction of                           (IRS Employer I.D. No.)
Incorporation or organization)

                 6900 Jericho Turnpike, Syosset, New York 11791
                    (Address of principal executive offices)

Issuer's telephone number, including area code:                (516)364-3500
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


                     YES __X__                     NO _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

        Class                                       Outstanding at June 30, 1997
Common Stock, par value                                      115,536,595
$.00003 per share

PART 1 FINANCIAL INFORMATION
Item 1, financial statements


PHASEOUT OF AMERICA, INC.
FINANCIAL STATEMENTS (Unaudited)
June 30, 1997



Financial Statements                                                       Page
                                                                           ----

Balance Sheet                                                              3 - 4


Statements Operations                                                      5 - 6


Statements of Shareholders' (Deficit)                                          7


Statements of Cash Flows                                                  8 - 11


Notes to Financial Statements                                            12 - 13


Management's Discussion and Analysis                                     14 - 16


Other Information                                                             17


Signatures                                                                    18

PHASEOUT OF AMERICA, INC.
Balance Sheet
June 30, 1997

(Unaudited)


Assets
     Current Assets
       Cash                                                             $ 67,921
       Inventory                                                         106,601
       Advances for clinical study                                        25,000
       Advances to Automotive Marketing, Inc.                             18,200
       Prepaid expenses                                                    5,414
                                                                        --------
                                                                         223,136

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $17,979                                            30,436

     Patents - at cost - net of accumulated amortization of
       $8,203                                                             41,232

     Deferred preoperating and developmental costs                        20,828

     Security  Deposits                                                    4,137
                                                                        --------

                                                                        $319,269
                                                                        ========


See notes to financial statements.

PHASEOUT OF AMERICA, INC.
Balance Sheet
June 30, 1997
(Unaudited)



Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued
         interest of $7,350                                         $    17,350
       Shareholder's loan - current portion                              41,014
       Taxes payable                                                      4,405
       Accounts payable                                                 600,711
       Accrued officer and director's compensation                       45,000
       Loans from directors                                              34,415
       Accrued expenses                                                  29,134
                                                                    -----------

                                                                        772,029
                                                                    -----------

     Shareholder's Loan - net of current portion                        127,500
                                                                    -----------

     Shareholders' (Deficit)
       Series A Convertible Preferred Stock -
         par value $.001 authorized 600,000 shares
         - no shares issued and outstanding
       Series B Convertible  Preferred Stock -
         par  value $.001 authorized 5,000,000 shares
         - no shares issued and outstanding
       Common Stock - par value $.00003 -
         authorized  130,000,000 shares
         - 115,536,595 shares issued and outstanding                      3,466
       Capital in excess of par                                       3,188,586
       Accumulated (deficit)                                         (3,772,312)
                                                                    ------------

                                                                      ( 580,260)
                                                                    -----------


                                                                    $   319,269
                                                                    ===========


See notes to financial statements.

PHASEOUT OF AMERICA, INC.
Statements of Operations
(Unaudited)



                                                    For the Six Months Ended
                                                            June 30,
                                                 -----------------------------
                                                      1997            1996
                                                 -------------    -------------



Sales - net                                      $     186,241    $   1,082,047
                                                 -------------    -------------


Cost of Sales                                           72,769          187,636
                                                 -------------    -------------

                                                       113,472          894,411
                                                 -------------    -------------

Selling Expenses                                        45,939          903,362

General and Administrative Expenses                    294,690          408,275
                                                 -------------    -------------

                                                       340,629        1,311,637

(Loss) Before Other Income (Expenses)                 (227,157)        (417,226)
                                                 -------------    -------------


Other Income (Expenses)
   Interest income                                       3,736              125
   Interest (expense)                                  (23,304)         (56,260)
   Forgiveness of indebtedness                          61,000             --
                                                 -------------    -------------
                                                        41,432          (56,135)
                                                 -------------    -------------

Net (Loss)                                       $    (185,725)   $    (473,361)
                                                 =============    =============


(Loss) Per Share                                 $    NIL         $    NIL
                                                 =============    =============

Weighted Average Number of Shares
   Outstanding (to nearest 1,000,000)              112,000,000       77,000,000
                                                 =============    =============


See notes to financial statements.

PHASEOUT OF AMERICA, INC.
Statements of Operations
(Unaudited)




                                                     For the Quarter Ended
                                                           June 30,
                                               --------------------------------
                                                   1997                1996
                                               -------------      -------------



Sales - net                                    $      83,281      $     454,203

Cost of Sales                                         31,622             79,432
                                               -------------      -------------

                                                      51,659            374,771
                                               -------------      -------------

Selling Expenses                                      24,324            363,613

General and Administrative Expenses                  153,927            197,969
                                               -------------      -------------

                                                     178,251            561,582
                                               -------------      -------------

(Loss) Before Other Income (Expenses)               (126,592)          (186,811)
                                               -------------      -------------

Other Income (Expenses)
   Interest income                                     1,503                113
   Interest (expense)                                 (8,684)           (34,459)
   Forgiveness of indebtedness                        61,000               --
                                               -------------      -------------

                                                      53,819            (34,346)
                                               -------------      -------------

Net (Loss)                                     $     (72,773)     $    (221,157)
                                               =============      =============



(Loss) Per Share                               $    NIL           $    NIL
                                               =============      =============



Weighted Average Number of Shares
   Outstanding (to nearest 1,000,000)            116,000,000         80,000,000
                                               =============      =============


See notes to financial statements.

PHASEOUT OF AMERICA, INC.
Statement of Shareholders' (Deficit)
For the Six Months Ended June 30, 1997

(Unaudited)

                                                              Number of
                                                              Common  Stock       Amount          Capital in
                                                              Shares              $.00003         Excess of        Accumulated
                                                              (Post-split)        Par Value       Par Value        Deficit
                                                              -----------------------------------------------------------------


Balance - December 31, 1996                                   108,369,929       $     3,251       $ 3,080,051       $(3,586,587)

Stock issued for accrued services rendered:
 Officers and Directors                                         7,166,666               215           108,535              --

Net (Loss)                                                           --                --                --            (185,725)
                                                              -----------       -----------       -----------       -----------

Balance- June 30, 1997                                        115,536,595       $     3,466       $ 3,188,586       ($3,772,312)
                                                              ===========       ===========       ===========       ===========


See notes to financial statements

PHASEOUT OF AMERICA, INC.
Statements of Cash Flows                                             Page 1 of 2
(Unaudited)


                                                        For the Six Months Ended
                                                               June 30,
                                                         -----------------------
                                                           1997          1996
                                                         ---------    ---------


Cash Flows from Operating Activities
   Net (loss)                                            $(185,725)   $(473,361)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation and amortization                         2,810        3,070
       Expenses paid through the issuance of
           restricted common stock                         108,750       43,700
       (Increase) decrease in:
         Accounts receivable                                 4,287       23,895
         Inventories                                        20,812      (25,224)
         Advances to Automotive Marketing,Inc              (18,200)        --
         Funds placed in escrow                               --       (111,359)
         Accrued interest on debentures and bonds           10,525       (4,339)
         Prepaid expenses                                     --         23,479
         Deferred preoperating and developmental costs     (20,328)        --
       Increase (decrease) in:
         Notes payable-vendor                              (20,940)        --
         Accounts payable                                  (13,616)     306,158
         Accrued officers' and directors' compensation     (15,000)        --
         Taxes payable                                         108          597
         Loans from directors                                1,246         --
         Accrued expenses                                  (49,245)        --
                                                         ---------    ---------

                                                          (174,516)    (213,384)
                                                         ---------    ---------

Cash Flows from Investing Activities
   Acquisition of equipment                                 (5,500)        (168)
   Patent payments                                          (2,435)        --
                                                         ---------    ---------
                                                            (7,935)        (168)
                                                         ---------    ---------


Cash Flows from Financing Activities

   Repayment of advances from officer/stockholder             --         (9,000)
   Temporary media funds received, net of repayments
     and client fund account balances                         --        170,000
   Repayments to shareholder                               (10,000)        --
                                                         ---------    ---------

                                                           (10,000)     161,000
                                                         ---------    ---------

Net Decrease in Cash                                      (192,451)     (52,552)

Cash - beginning                                           260,372      176,818
                                                         ---------    ---------

Cash - end                                               $  67,921    $ 124,266
                                                         =========    =========


See notes to financial statements.

PHASEOUT OF AMERICA, INC.                                           Page 2 of 2
Statements of Cash Flows
(Unaudited)


                                                        For the Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                            1997         1996
                                                          --------     --------

Supplemental Disclosures

       Interest paid                                      $   --       $ 35,560
                                                          ========     ========

       Temporary media funds received                     $   --       $265,000
                                                          ========     ========

       Debt conversions to common stock                   $   --       $383,000
                                                          ========     ========
       Conversion of accrued officer salary
       to common stock                                    $  8,750     $144,160
                                                          ========     ========

       Stock issued for accrued services rendered         $100,000     $   --
                                                          ========     ========



See notes to financial statements.

PHASEOUT OF AMERICA, INC.
Statements of Cash Flows                                             Page 1 of 2

(Unaudited)


                                                         For the Quarter Ended
                                                               June 30,
                                                        ------------------------
                                                          1997         1996
                                                        ---------    ---------


Cash Flows from Operating Activities
   Net (loss)                                           $ (72,773)   $(221,157)
                                                        ---------    ---------
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation and amortization                        1,405        1,535
       Expenses paid through the issuance of
           restricted common stock                        100,000       43,700
   (Increase) decrease in:
       Accounts receivable                                  1,767       17,527
       Inventories                                        (13,918)     (90,344)
       Advances to Automotive Marketing,Inc               (14,920)        --
       Funds placed in escrow                                --       (111,359)
       Accrued interest on debentures and bonds             5,150        4,060
       Prepaid expenses                                      --         16,201
       Deferred preoperating and developmental costs      (12,549)        --
   Increase (decrease) in:
       Accounts payable                                    (3,746)     164,625
       Accrued officers' and directors'  compensation     (57,500         --
       Taxes payable                                        2,006       (1,219)
       Loans from directors                                   623         --
        Accrued expenses                                  (31,200)        --
                                                        ---------    ---------

                                                          (95,655)    (176,431)
                                                        ---------    ---------

Cash Flows from Investing Activities
   Acquisition of equipment                                (5,500)        --
   Patent payments                                         (1,000)        --
                                                        ---------    ---------
                                                           (6,500)        --
                                                        ---------    ---------


Cash Flows from Financing Activities

   Repayment of advances from officer/stockholder            --        (31,250)
   Temporary media funds received, net of repayments
     and client fund account balances                        --        170,000
   Repayments to shareholder                               (2,500)        --
                                                        ---------    ---------

                                                           (2,500)     138,750
                                                        ---------    ---------


Net Decrease in cash                                     (104,655)     (37,681)
Cash - beginning                                          172,576      161,947
                                                        ---------    ---------

Cash - end                                              $  67,921    $ 124,266
                                                        =========    =========


See notes to financial statements.

PHASEOUT OF AMERICA, INC.                                            Page 2 of 2

Statement of Cash Flows
(Unaudited)


                                                           For the Quarter Ended
                                                                 June 30,
                                                          ----------------------
                                                            1997          1996
                                                          --------      --------


Supplemental Disclosures

       Interest paid                                      $   --        $ 35,560
                                                          ========      ========

       Temporary media funds received                     $   --        $265,000
                                                          ========      ========

       Debt conversions to common stock                   $   --        $383,000
                                                          ========      ========

       Conversion of accrued officer salary to
       common stock                                       $  8,750      $144,160
                                                          ========      ========

       Stock issued for accrued services rendered         $100,000      $   --
                                                          ========      ========


See notes to financial statements.

PHASEOUT OF AMERICA, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 1997


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

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations ($185,725 in 1997 and $473,361 in 1996), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and is planning to seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

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

3.   STOCKHOLDERS' EQUITY

     Stock Issued to Officers, Consultants and Employees - Through June 30, 1997, the Company issued 7,166,666 shares to officers and directors.

4.   RELATED PARTY TRANSACTIONS

     Loan from Director - A former officer/shareholder, who is still a director of the Company, is owed $34,415 by the Company. The amount is payable on demand with a stated interest rate of 11%.

     Accrued Officer and Director's Compensation - During 1996, an investor group consisting of two individuals, which acquired an 18% ownership interest for $500,000, was awarded two seats on the Board of Directors and two officer positions. The two individuals each receive a consulting fee of $60,000 per annum for their management duties. During the second quarter of 1997, 3,333,333 shares of stock were issued to each individual for accrued services rendered of $50,000 each.

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

PHASEOUT OF AMERICA, INC.
Management's Discussion and Analysis


                              Results of Operations
                     Six Months Ended June 30, 1997 Compared
                        to Six Months Ended June 30, 1996


     The Company incurred a net loss of $185,725 for the six months ended June 30, 1997 as compared to the loss of $473,361 for the six months ended June 30, 1996. Six-month sales decreased $895,806. The decrease in sales resulted from no retail sales in 1997 of the product through television direct response methods which results in substantially higher unit selling prices as well as increases in unit volume. The Company's domestic marketing activities were curtailed due to the ongoing negotiations with the FTC. Once advertising claims are approved, the Company intends to reenter the domestic retail market.

     Selling expenses decreased from $903,362 to $45,939 as a result of the elimination in 1997 of the substantial additional costs associated with the distribution of the product through television response channels.

     General and administrative expenses decreased from $408,275 to $294,690 as a result of a decrease in officer salaries ($71,817) and a decrease in professional fees ($79,468).

     The gross profit margin decreased to 61% from 83%, due to the elimination of the high volume of direct response television sales.

     The Company maintains a $500,000 liability insurance policy.

PHASEOUT OF AMERICA, INC.
Management's Discussion and Analysis



                         Liquidity and Capital Resources

Cash of $174,516 was used for operations for the 6 months ended June 30, 1997 as compared to $213,384 used in the same period of last year. Cash decreased during the 6 months ended June 30, 1997 by $192,451.

The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                           June 30,         December 31,          June 30,
                             1997              1996                 1996
                             ----              ----                 ----
Working capital
(deficiency)               $(548,893)       $(436,465)            $(805,123)
Current ratios                0.29:1           0.49:1                0.37:1

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

PHASEOUT OF AMERICA, INC.
Management's Discussion and Analysis


New Products

     In February 1997, the Company executed a letter of intent with Andrea Eyewear, Inc, (Andrea) whereby the Company agreed to fund the pre-operating and developmental costs of a patented sunglass product owned by Andrea. In consideration for the funding, the Company will receive an exclusive license to commercialize the sunglass product worldwide. As of June 30, 1997, the Company has incurred $20,328 of pre-operating and developmental costs.

     In May 1997, the Company entered into a joint venture with Automotive Marketing, Inc. to manufacture and distribute aftermarket automobile products. As of June 30, 1997, the Company has made advances of $18,200 to the joint venture with the understanding that any such advances will be reimbursed when revenue-producing operations commence.


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


                                        PHASEOUT OF AMERICA, INC.

Dated: September 5, 1997
                                        /s/ Herbert M. Reichlin
                                        -------------------------------------
                                        Herbert M. Reichlin
                                        Chief Operating Officer and Treasurer