Form 10-Q/A
period 1997-03-31
PHASE OUT OF AMERICA INC
filed 1997-09-19
CIK 824416

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

               None

Item 3.   Defaults Upon Senior Securities

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

               See notes to the financial statements

Item 6.   Exhibits and Reports


               Exhibit 27 - being refiled to amend interest expense entry.

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