Form 10-Q
period 1997-09-30
PHASE OUT OF AMERICA INC
filed 1997-11-14
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


     Commission File Number:            33-18099-NY and 33-23169-NY

         QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.) (Exact Name of small business issuer as specified in its charter)

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

              YES __X__          NO _____

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

         Class                                 Outstanding at September 30, 1997
-----------------------                        ---------------------------------
Common Stock, par value                                   121,536,595
  $.00003 per share

PART 1 FINANCIAL INFORMATION
Item 1, financial statements


QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
FINANCIAL STATEMENTS (Unaudited)
September 30, 1997



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

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Balance Sheet
September 30, 1997

(Unaudited)


Assets
     Current Assets
         Cash                                                                            $ 26,450
         Accounts receivable - net of allowance for doubtful accounts of $1,000            10,458
         Inventory                                                                         80,928
         Advances for clinical study                                                       25,000
         Advances to Automotive Marketing, Inc.                                            85,909
         Prepaid expenses                                                                   5,414
                                                                                         --------
                                                                                          234,159
     Furniture and Equipment - at cost - net of accumulated
         depreciation of $18,649                                                           29,766

     Patents - at cost - net of accumulated amortization
         of $8,938                                                                         40,497

     Deferred preoperating and developmental costs                                         17,987

     Security Deposits                                                                      4,137
                                                                                         --------

                                                                                         $326,546
                                                                                         ========


See notes to financial statements.

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Balance Sheet
September 30, 1997

(Unaudited)


Liabilities and Shareholders' (Deficit)
     Current Liabilities
         1992 convertible debentures - including accrued
              interest of $8,575                                                          $    18,575
         Shareholder's loan - current portion                                                  44,805
         Taxes payable                                                                          4,387
         Accounts payable                                                                     532,016
         Accrued officer and director's compensation                                           87,500
         Loans from directors                                                                  34,415
         Accrued expenses                                                                      30,427
                                                                                          -----------

                                                                                              752,125

     Shareholder's Loan - net of current portion                                              127,500
                                                                                          -----------

     Shareholders' (Deficit)
         Series A Convertible Preferred Stock -
              par value $.001 - authorized 600,000 shares -
              no shares issued and outstanding
         Series B Convertible Preferred Stock -
              par value $.001 - authorized 5,000,000 shares -
              no shares issued and outstanding
         Common Stock - par value $.00003 -
              authorized 130,000,000 shares -
              121,536,595 shares issued and outstanding                                         3,646
         Capital in excess of par                                                           3,248,406
         Accumulated (deficit)                                                             (3,805,131)
                                                                                          -----------

                                                                                             (553,079)
                                                                                          -----------
                                                                                          $   326,546
                                                                                          ===========


See notes to financial statements.

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Statements of Operations

(Unaudited)



                                                   For the Nine Months Ended
                                                          September 30,
                                                --------------------------------
                                                     1997               1996
                                                     ----               ----

Sales - net                                     $     281,084     $   1,308,520

Cost of Sales                                         111,042           252,247
                                                -------------     -------------

                                                      170,042         1,056,273
                                                -------------     -------------

Selling Expenses                                       59,899           988,706

General and Administrative Expenses                   364,695           558,448
                                                -------------     -------------

                                                      424,594         1,547,154
                                                -------------     -------------

(Loss) Before Other Income (Expenses)                (254,552)         (490,881)
                                                -------------     -------------


Other Income (Expenses)
     Interest income                                    3,953             2,467
     Interest (expense)                               (28,945)          (69,525)
     Forgiveness of indebtedness                       61,000              --
                                                -------------     -------------
                                                       36,008           (67,058)
                                                -------------     -------------

Net (Loss)                                      $    (218,544)    $    (557,939)
                                                =============     =============


(Loss) Per Share                                $    NIL          $    NIL
                                                =============     =============


Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)           110,000,000        77,000,000
                                                =============     =============


See notes to financial statements.

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Statements of Operations

(Unaudited)


                                                      For the Quarter Ended
                                                          September 30,
                                                --------------------------------
                                                     1997              1996
                                                     ----              ----

Sales - net                                     $      94,843     $     226,473

Cost of Sales                                          38,273            64,611
                                                -------------     -------------

                                                       56,570           161,862
                                                -------------     -------------

Selling Expenses                                       13,960            85,344

General and Administrative Expenses                    70,005           151,772
                                                -------------     -------------

                                                       83,965           237,116
                                                -------------     -------------

(Loss) Before Other Income (Expenses)                 (27,395)          (75,254)
                                                -------------     -------------


Other Income (Expenses)
     Interest income                                      217             2,342
     Interest (expense)                                (5,641)          (13,265)
                                                -------------     -------------
                                                       (5,424)          (10,923)
                                                -------------     -------------

Net (Loss)                                      $     (32,819)    $     (86,177)
                                                =============     =============


(Loss) Per Share                                $    NIL          $    NIL
                                                =============     =============


Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)           113,000,000        96,000,000
                                                =============     =============

See notes to financial statements.

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Statement of Shareholders' (Deficit)
For the Nine Months Ended September 30, 1997

(Unaudited)


                                                                   Number of
                                                                 Common Stock          Amount         Capital in
                                                                    Shares            $.00003          Excess of         Accumulated
                                                                 (Post-Split)        Par Value         Par Value          Deficit
                                                                  -----------       -----------       -----------       -----------
Balance - December 31, 1996                                       108,369,929       $     3,251       $ 3,080,051       ($3,586,587)

Stock issued for accrued services rendered:
         Officers and Directors                                     7,166,666               215           108,535              --


Proceeds from sales of stock to
     Officers and Directors                                         6,000,000               180            59,820              --


Net (Loss)                                                               --                --                --            (218,544)
                                                                  -----------       -----------       -----------       -----------


Balance - September 30, 1997                                      121,536,595       $     3,646       $ 3,248,406       ($3,805,131)
                                                                  ===========       ===========       ===========       ===========


See notes to financial statements.

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Statements of Cash Flows                                                                                                 Page 1 of 2

(Unaudited)
                                                                                                       For the Nine Months Ended
                                                                                                             September 30,
                                                                                                    --------------------------------
                                                                                                       1997                  1996
                                                                                                       ----                  ----
Cash Flows from Operating Activities
     Net (loss)                                                                                     $(218,544)            $(557,939)
     Adjustments to reconcile net (loss) to net cash
         (used for) operating activities:
              Depreciation and amortization                                                             4,215                 4,605
              Expenses paid through the issuance of
                  restricted common stock                                                             108,750                43,700
              (Increase) decrease in:
                  Accounts receivable                                                                  (6,171)               45,830
                  Inventories                                                                          46,485                39,387
                  Advances to Automotive Marketing, Inc.                                              (85,909)                 --
                  Funds placed in escrow                                                                 --                (121,697)
                  Accrued interest on debentures and bonds                                             15,541                  --
                  Prepaid expenses                                                                       --                  16,583
                  Deferred preoperating and developmental costs                                       (17,987)                 --
              Increase (decrease) in:
                  Notes payable - vendor                                                              (20,940)                 --
                  Accounts payable                                                                    (82,311)              230,635
                  Accrued officers' and directors' compensation                                        27,500                  --
                  Taxes payable                                                                            90                   679
                  Loans from directors                                                                  1,246                  --
                  Accrued expenses                                                                    (47,952)                 --
                                                                                                    ---------             ---------

                                                                                                     (275,987)             (298,217)
                                                                                                    ---------             ---------
Cash Flows from Investing Activities
     Acquisition of equipment                                                                          (5,500)                 (168)
     Patent payments                                                                                   (2,435)                 --
                                                                                                    ---------             ---------
                                                                                                       (7,935)                 (168)
                                                                                                    ---------             ---------
Cash Flows from Financing Activities
     Letter of credit collateral                                                                         --                (168,000)
     Proceeds from sales of common stock                                                               60,000               484,050
     Repayment of advances from officer/stockholder                                                      --                  (9,000)
     Temporary media funds received, net of
         repayments and client fund account balances                                                     --                 170,000
     Conversion/proceeds on senior subordinated debentures                                            (10,000)              (14,865)
                                                                                                    ---------             ---------

                                                                                                       50,000               462,185
                                                                                                    ---------             ---------

(Decrease) Increase in Cash                                                                          (233,922)              163,800

Cash - beginning                                                                                      260,372               176,818
                                                                                                    ---------             ---------

Cash - end                                                                                          $  26,450             $ 340,618
                                                                                                    =========             =========


See notes to financial statements.

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Statements of Cash Flows                                                                                                 Page 2 of 2

(Unaudited)
                                                                                                       For the Nine Months Ended
                                                                                                             September 30,
                                                                                                    --------------------------------
                                                                                                       1997                  1996
                                                                                                       ----                  ----
Supplemental Disclosures

     Interest paid                                                                                  $   --                 $ 35,560
                                                                                                    ========               ========

     Temporary media funds received                                                                 $   --                 $265,000
                                                                                                    ========               ========

     Debt conversions to common stock                                                               $   --                 $408,708
                                                                                                    ========               ========

     Conversion of accrued officer salary
         to common stock                                                                            $  8,750               $144,160
                                                                                                    ========               ========

     Stock issued for accrued services rendered                                                     $100,000               $   --
                                                                                                    ========               ========


See notes to financial statements.

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Statements of Cash Flows                                                                                                 Page 1 of 2

(Unaudited)
                                                                                                         For the Quarter Ended
                                                                                                             September 30,
                                                                                                    --------------------------------
                                                                                                       1997                  1996
                                                                                                       ----                  ----
Cash Flows from Operating Activities
     Net (loss)                                                                                     $ (32,819)            $ (86,177)
     Adjustments to reconcile net (loss) to net cash
         (used for) operating activities:
              Depreciation and amortization                                                             1,405                 1,535
              Expenses paid through the issuance of
                  restricted common stock                                                                --                    --
              (Increase) decrease in:
                  Accounts receivable                                                                 (10,458)               21,935
                  Inventories                                                                          25,673                64,611
                  Advances to Automotive Marketing, Inc.                                              (67,709)                 --
                  Funds placed in escrow                                                                 --                 (10,338)
                  Accrued interest on debentures and bonds                                              5,016                 4,339
                  Prepaid expenses                                                                       --                  (6,896)
                  Deferred preoperating and developmental costs                                         2,341                  --
              Increase (decrease) in:
                  Accounts payable                                                                    (68,695)              (73,924)
                  Accrued officers' and directors' compensation                                        42,500                  --
                  Taxes payable                                                                           (18)                   82
                  Accrued expenses                                                                      1,293                  --
                                                                                                    ---------             ---------

                                                                                                     (101,471)              (84,833)
                                                                                                    ---------             ---------

Cash Flows from Financing Activities
     Proceeds from sales of common stock                                                               60,000               484,050
     Letter of credit collateral                                                                         --                (168,000)
     Conversion/proceeds on senior subordinated debentures                                               --                 (14,865)
                                                                                                    ---------             ---------

                                                                                                       60,000               301,185
                                                                                                    ---------             ---------

(Decrease) Increase in Cash                                                                           (41,471)              216,352

Cash - beginning                                                                                       67,921               124,266
                                                                                                    ---------             ---------

Cash - end                                                                                          $  26,450             $ 340,618
                                                                                                    =========             =========


See notes to financial statements.

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Statements of Cash Flows                                                                                                 Page 2 of 2

(Unaudited)
                                                                                                         For the Quarter Ended
                                                                                                             September 30,
                                                                                                    --------------------------------
                                                                                                       1997                  1996
                                                                                                       ----                  ----
Supplemental Disclosures

     Interest paid                                                                                  $    --               $11,875
                                                                                                    =========             =======



     Debt conversions to common stock                                                               $    --               $10,516
                                                                                                    =========             =======


See notes to financial statements.

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 1997


1.   BACKGROUND AND BASIS OF PRESENTATION

     PhaseOut of America, Inc. (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. On September 24, 1997, the Company's certificate of incorporation was amended, changing its name from PhaseOut of America, Inc. to Quest Products Corporation. The Company's purpose is to market and distribute its patented phase-out system smoking cessation device (the "product").

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

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations ($218,544 in 1997 and $557,939 in 1996), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and is planning to seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

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

3.   STOCKHOLDERS' EQUITY

     Stock Issued to Officers, Consultants and Employees - Through September 30, 1997, the Company issued 13,166,666 shares to officers and directors.

4.   RELATED PARTY TRANSACTIONS

     Loan from Director - A former officer/shareholder, who is still a director of the Company, is owed $34,415 by the Company. The amount is payable on demand with a stated interest rate of 11%. Effective June 30, 1997, the former officer/shareholder agreed to no longer charge interest.

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

5.   SHAREHOLDER'S LOAN

     During 1996, the Company received $200,000 from a shareholder as a loan in connection with the Company's media campaign. The loan is to be paid at the rate of $2,500 per month. Interest accrues at 10% and will be paid with a final balloon payment. The shareholder originally agreed to a moratorium on the monthly $2,500 payments from May 1997 through August 31, 1997, but subsequently extended the moratorium indefinitely.

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

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Management's Discussion and Analysis


                              Results of Operations
                  Nine Months Ended September 30, 1997 Compared
                     to Nine Months Ended September 30, 1996


     The Company incurred a net loss of $218,544 for the nine months ended September 30, 1997 as compared to the loss of $557,939 for the nine months ended September 30, 1996. Nine-month sales decreased $1,027,436. The decrease in sales resulted from no retail sales in 1997 of the product through television direct response methods which results in substantially higher unit selling prices as well as increases in unit volume. The Company's domestic marketing activities were curtailed due to the ongoing negotiations with the FTC. Once advertising claims are approved, the Company intends to reenter the domestic retail market.

     Selling expenses decreased from $988,706 to $59,899 as a result of the elimination in 1997 of the substantial additional costs associated with the distribution of the product through television response channels.

     General and administrative expenses decreased from $558,448 to $364,695 as a result of a decrease in officer salaries ($109,617) and a decrease in professional fees ($127,322).

     The gross profit margin decreased to 60% from 81%, due to the elimination of the high volume of direct response television sales.

     The Company maintains a $500,000 liability insurance policy.

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Management's Discussion and Analysis


                         Liquidity and Capital Resources

Cash of $275,987 was used for operations for the 9 months ended September 30, 1997 as compared to $298,217 used in the same period of last year. Cash decreased during the 9 months ended September 30, 1997 by $233,922.

The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                          September 30,         December 31,       September 30,
                              1997                  1996                1996
                              ----                  ----                ----
Working capital
(deficiency)               $(517,966)            $(436,465)          $(378,408)
Current ratios               0.31:1                0.49:1              0.67:1

In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. As of September 30, 1997, the Company has received $60,000. The Company is also seeking an additional $200,000 of financing under the same terms and conditions as offered to the officers and directors. There is no assurance that the Company will be able to obtain additional financing.


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

QUEST PRODUCTS CORPORATION (formerly PHASEOUT OF AMERICA, INC.)
Management's Discussion and Analysis


New Products

     In February 1997, the Company executed a letter of intent with Andrea Eyewear, Inc, (Andrea) whereby the Company agreed to fund the pre-operating and developmental costs of a patented sunglass product owned by Andrea. In consideration for the funding, the Company would receive an exclusive license to commercialize the sunglass product worldwide. As of September 30, 1997, the Company has incurred $17,987 of pre-operating and developmental costs. In September 1997, Andrea terminated the letter of intent claiming that the Company had not performed in accordance with its terms. The Company believes that it has valid defenses against Andrea and intends to pursue its defenses vigorously.

     In May 1997, the Company entered into a joint venture with Automotive Marketing, Inc. to manufacture and distribute aftermarket automobile products. As of September 30, 1997, the Company has made advances of $85,909 to the joint venture with the understanding that any such advances will be reimbursed when revenue-producing operations commence.

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


                                           QUEST PRODUCTS CORPORATION
                                           (formerly PHASEOUT OF AMERICA, INC.)

Dated:  November 10, 1997


                                           /s/ Herbert M. Reichlin
                                           -------------------------------------
                                           Herbert M. Reichlin
                                           Chief Operating Officer and Treasurer