Form 10KSB
period 1997-12-31
QUEST PRODUCTS CORP
filed 1998-04-15
CIK 824416

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[   ] TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15 (d) OF THE  SECURITIES
      EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997
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

                           YES  _X_        NO ___

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                       _X_

The registrant's operating revenues for its most recent fiscal year were $300,584.

The number of shares outstanding on December 31, 1997 was 138,083,713 shares of Common Stock, .00003 par value.

Continued...

The aggregate market value of the voting Common Stock held by non-affiliates (1) of the registrant based on the average of the high and low bid prices ($.02) of the Company's Common Stock, as of March 30, 1998, is approximately $2,043,892 based upon the 102,194,594 shares of Registrant's Common Stock held by non-affiliates.

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the three months preceding the filing of this Form 10-KSB were officers or directors of the Company and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure Format: (check one)    Yes____    No   X

                           QUEST PRODUCTS CORPORATION
                                   Form 10-KSB
                       Fiscal Year Ended December 31, 1997


                                Table of Contents



PART I                                                                                                         PAGE
------                                                                                                         ----
Item 1.           Business                                                                                    4 - 7
Item 2.           Properties                                                                                      7
Item 3.           Legal Proceedings                                                                           7 - 8
Item 4.           Submission of Matters to a Vote of Security Holders                                             8

PART II

Item 5.           Market for Company's Common Equity and Related Stockholder Matters.                             9
Item 6.           Management's Discussion and Analysis of Financial Condition and Results                    9 - 10
                  of Operations.
Item 7.           Financial Statements                                                                     F1 - F14
Item 8.           Changes in or Disagreement with Accountants on Accounting and Financial                        11
                  Disclosure.

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance with             11 - 13
                  Section 16(a) of the Exchange Act.
Item 10.          Executive Compensation                                                                         13
Item 11.          Security Ownership of Certain Beneficial Owners and Management                            13 - 14
Item 12.          Certain Relationships and Related Transactions                                            14 - 15

PART IV

Item 13.          Exhibits and Reports on Form 8-K                                                               15


Signatures                                                                                                       16
Supplemental Information                                                                                         17

PART 1

ITEM 1. Business

The Company

     Quest Products Corporation (the Company) is a corporation organized under the laws of Delaware on July 17, 1987, has a limited operating history and has operated at a loss since inception. Since the completion of its initial public offering in April 1989, the Company had primarily concentrated its efforts in two areas: the establishment of medical credibility through clinical trials performed at an independent testing facility and the test marketing of PHASEOUT (also referred to as the "Product" or the "device') throughout the United States and internationally via various channels of distribution.

     The Company's primary product, PHASEOUT, is a patented device developed to help a person quit smoking without the use of any drugs, chemicals or attachments. The device was designed to gradually reduce the amounts of nicotine, tar and carbon monoxide consumed from cigarette smoke.

     During the last four years, the Company has been concentrating its efforts in two areas: (1) test marketing the product domestically through various channels of distribution and (2) entering into international distribution agreements utilizing television infomercials and commercials.

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

     The PHASEOUT system works without the use of any drugs, chemicals or attachments The average retail price to consumers is $39.95 plus shipping and handling. The average wholesale price is approximately $9.00.

     The Company is currently having the product manufactured by two vendors, one in South Korea and one in China. These two sources of supply will be able to produce all future PhaseOut units required for sale.

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

Additional Studies

     The Company conducted a scientific study at Ameritech Laboratories to demonstrate the condensation of nicotine and tars within the filter of cigarettes due to the use of the PhaseOut device. This study demonstrated an increase of nicotine content within the filter, proportionate to the number of PhaseOut perforations in the cigarette. The study concluded that the increased weight of the filter was due to the condensation of nicotine due to the cooling effect of the external air introduced through the wholes pierced into the cigarette filters by the PhaseOut device.

     The Company is in the final stages of a clinical study taking place at the University of Miami, which will gauge the effective quit rate of smokers using the PhaseOut device in conjunction with behavior modification. This study will also measure the effectiveness of the PhaseOut device as a cigarette toxin reduction technology in an natural environment. Previous studies were machine studies or human studies in a tightly controlled laboratory environment.

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

     During 1997, the Company's marketing activities domestically, were curtailed due to the negotiations with the Federal Trade Commission as to what advertising claims could be made to describe the PhaseOut product (see Legal Proceedings). In 1998, management intends to aggressively enter the U.S. retail market under the category of smoke cessation products.

Marketing (International)

     On August 21, 1995, the Company entered into an agreement with a South Korean trading company for the distribution and manufacture of a modified (design) PhaseOut product in South Korea. Because of the improved design and reduced size of this PhaseOut device, it will be utilized in the Japanese market as well. South Korea has 10 million smokers and Japan has 35 million smokers. Distribution in South Korea is expected to begin in the 2nd quarter of 1998. The Company sold 51% of its products in 1997 to one major foreign distributor.

New Products

     In May 1997, the Company executed a letter of intent with Automotive Marketing, Inc. to manufacture and distribute aftermarket automobile products. As of December 31, 1997, the Company has incurred expenses of $116,111 with the understanding that such expenses will be reimbursed when revenue-producing operations commence.

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

Employees

     At the present time, the Company has six employees, including the Company's two officers and directors and four administrative and secretarial personnel.

Item 2.  Properties

     The Company leases approximately 2,600 square feet of office space at 6900 Jericho Turnpike, Syosset, New York 11719.

Item 3.  Legal Proceedings

     In June, 1993, the Company received a "Warning Letter" from the FDA in which the FDA stated its belief that the Product is a "medical device" and is, therefore, subject to the provisions of the FDA. Since the Company has been marketing the product without seeking or obtaining pre-marketing approval from the FDA, if the FDA's position is correct, the Company's activities are in violation of the Food Drug and Cosmetics Act and the FDA would have the right to enjoin further marketing by the Company of the product. The Company does not believe that the product is a medical device within the meaning of the FDCA and has advised the FDA of its position through the Company's Washington, D.C. counsel, Hyman, Phelps & McNamara, specializing in FDA matters. The answer submitted on July 7, 1993, by the Company counsel took the position that PHASEOUT is a mechanical device that treats just the cigarette (not the smoker) by creating additional internal filters within the existing filter or cigarette. However, in an effort to cooperate with the FDA, the Company proposed to make substantial revisions to the promotional statements for the product to make it clearer to the public that the product is not intended to be used as a medical device. Neither the Company nor its counsel has received any written or oral response from the FDA since that time. However, no assurance can be given that the FDA will not in the future seek to enjoin the Company from marketing the product without complying with the FDCA and seeking other remedies against the Company.

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

     On August 20, 1996, a consent order was agreed to with the FTC which settled charges that various advertising claims for the PhaseOut device ("the device") were unsubstantiated or false. The order required the Company to send a postcard to identifiable past purchasers of the device notifying them of the commission's action and advising them that the device has not been proven to reduce the risk of smoking related diseases or make cigarettes "safer". The order also prohibits the Company from making certain claims in its current advertising. The Company cost to comply with this order was $15,102, representing the cost of identifying each purchaser and to mail the post cards.

     In February 1995, the Company's former attorney, John B. Lowy, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $39,000. In July 1997, the Company agreed to pay the balance owed of $16,603. Payments of $7,000 were made in 1997 against this liability. The remaining balance of $9,603 is payable in monthly installments of $1,000 through October 1998.

     In  January  1998,  the  Company's  former  advertising  agency,   Popofsky
Advertising, Inc., brought an action against the Company in New York State Supreme Court, New York County for unpaid services rendered in the amount of $74,000. In March 1998, the parties reached an agreement to settle all claims. The Company will pay Popofsky Advertising, Inc. $50,000 in installments of $15,000 by December 1998, $15,000 by March 1999, and the final $20,000 by June 1999.

     In July 1997, the Company's former attorney, who is a relative of a director, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $18,000. During 1997, $5,000 was paid by the Company and, therefore, the financial statements include a liability for approximately $13,000 payable to this party. Legal counsel expects that this case will either be abandoned or will settle for an amount less than $10,000.

     In March 1996, the Company made a demand for arbitration before a commercial panel of the American Arbitration Association against the direct response TV and marketing company ("On-Air Infonetwork") that was purchasing television time for the Company's thirty minute infomercial, to seek damages sustained as a result of their failure to perform pursuant to an agreement with the Company. Based on the Award of Arbitrator dated October 28, 1996 which disposed of all claims by both parties, the Company paid $123,157 to On-Air and issued a note for $20,940 which was paid in 1997.

Item 4.  Submission of Matters to a Vote of Security Holders

     NONE

Item 5.  Market for Company's Common Equity and Related Stockholder Matters

(a) Market information - The principal U.S. market in which the Company's Common Shares ($.00003 par value) were tradable is in the over-the-counter market.

     The Class A Warrants expired on November 2, 1993 and the Class B Warrants expired on December 31, 1997. The aforesaid securities are not traded or quoted on any automated quotation system. The OTC Bulletin Board symbol for the Company's Common Stock is "QPRC". The following table sets forth the range of high and low bid quotes of the Company's Common Stock per quarter as provided by the National Quotation Bureau (which reflect inter-dealer prices without retail mark-up, mark-down or commission and may not necessarily represent actual transactions).

                                                               Bid Price
                                                               ---------
Period                                                         High          Low
------                                                         ----          ---
Quarter Ended March 31, 1996                                   .05           .04
Quarter Ended June 30, 1996                                    .05           .03
Quarter Ended September 30, 1996                               .05           .03
Quarter Ended December 31, 1996                                .02           .01
Quarter Ended March 31, 1997                                   .02           .01
Quarter Ended June 30, 1997                                   .016           .01
Quarter Ended September 30, 1997                              .012          .008
Quarter Ended December 31, 1997                               .012          .008

(b) Holders -- As of December 31, 1997, the approximate number of the Company's shareholders was 415.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     During 1997, the Company's domestic marketing activities were curtailed due to the ongoing negotiations with the FTC. As a result, total sales decreased by approximately $1,189,000 from $1,489,000 in 1996 to $300,000 in 1997. The number of units shipped during 1997 decreased by 72,059 to 35,911, and the average selling price dropped by $5.42 to $8.37 per unit. In 1998, the Company intends to re-enter the domestic retail market.

     Cost of sales decreased by approximately $230,000 from $375,000 in 1996 to $145,000 in 1997. Of this amount, approximately $250,000 was due to decreased volume offset by approximately $20,000 due to increased average unit cost.

     Selling expenses decreased by approximately $754,000 from $1,032,000 in 1996 to $278,000 in 1997. This decrease is attributed to the curtailment of television direct response marketing in mid 1996 during the ongoing FTC negotiations.

     General and administrative expenses decreased by approximately $281,000 from $776,000 in 1996 to $495,000 in 1997. This decrease is primarily attributable to a $136,000 decrease in legal fees in connection with the FTC negotiations, a $111,000 decrease in salaries and related payroll costs, and a $34,000 net decrease in various other administrative costs.

     Interest expense decreased by approximately $75,000 from $108,000 in 1996 to $33,000 in 1997 due to interest no longer being charged by a major vendor and interest rate adjustments on other loans.

     During 1997, the Company negotiated a $61,000 reduction in the amount owed to a major vendor.

Liquidity and Capital Resources

     Cash of $367,809 was used for operations for the year ended December 31, 1997 as compared to $546,646 used last year. Cash decreased during the year by $232.784.

     The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                               December 31,                        December 31,
                                 1997                                 1996
                                 ----                                 ----
Working capital
(deficiency)                   $(752,933)                          $(436,465)

Current ratios                    0.12:1                              0.49:1

     In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. The Company is also seeking an additional $240,000 of financing under the same terms and conditions as offered to the officers and directors. As of December 31, 1997, the Company has received $172,500. There is no assurance that the Company will be able to obtain additional financing.

Item 7.  Financial Statements

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                                      NONE


Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16 (a) of the Exchange Act.

     The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                           Age           Position(s) with the Company
----                           ---           ----------------------------

Burton A. Goldstein            62            Chairman of the Board of Directors
                                             Secretary, Chief Executive Officer

Herbert M. Reichlin            56            President, Treasurer,
                                             Chief Operating Officer, Director

Bernard Gutman                 71            Director

James F. Leary                 68            Director

Luther H. Hodges, Jr.          61            Director

Alfred Fabricant               44            Director

Richard Mascola                61            Director


     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified. Each director receives $1,500 annually for attendance fees, warrants for 500,000 shares at market price each February, and out-of-pocket travel expenses.

     A summary of the business experience of each officer and director of the Company is as follows:

     BURTON A. GOLDSTEIN has been Chairman of the Board of Directors of the Company since March 10, 1997 and became its Secretary in December 1997. Mr. Goldstein is President of American Employer Services Corp., a provider of employee benefit consulting services to industry and associations. A chartered Life Underwriter, Mr. Goldstein is also active in estate preservation for business owners and wealthy individuals.

     HERBERT M. REICHLIN has been a Director and Treasurer of the Company since July 30, 1996 and became its President in December 1997. Mr. Reichlin is a Certified Public Accountant and is also the President of Program Resource Organization, a consulting company to the health industry.

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

     JAMES F. LEARY has been a Director of the Company since August 1994. Mr. Leary the President and Founder of Sunwestern Management, Inc., Dallas, Texas, engaged in venture capital investing through two limited partnerships. Prior to Sunwestern's inception in 1981, Mr. Leary was Senior Executive Vice President, Chief Financial Officer and Director of the Associates Corporation of North America, Dallas, Texas. Prior to his tenure with Associates, he served as Senior Vice President of The National Bank of North America (now National Westminster Bank USA) and as an Assistant Treasurer of CIT Financial Corporation. Mr. Leary is Vice Chairman of Finance of Search Capital Group, Inc., Dallas, TX (NASDAQ) and is a director of MaxServ, Inc. (NASDAQ), several open-end mutual stock funds under the management of Capstone Asset Management Company, and Anthem Financial Services, Inc. Mr. Leary has a B.A. degree in Business Administration from Georgetown University 1951, an MBA in Banking and Finance from New York University 1953, and is also a graduate of the Advanced Management Program of the Harvard University Graduate School of Business in 1956.

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

     ALFRED FABRICANT has been a Director since October 7, 1997. Mr. Fabricant is the founding partner of the New York law firm of Fabricant & Yeskoo LLP. Mr. Fabricant was educated at the University of Miami (1975) and at the John Marshall Law School (1978).

     DR. RICHARD F. MASCOLA has been a Director since December 16, 1997. Dr. Mascola is a practicing Doctor of Dental Surgery and is also the Executive Director of the Queens New York Dental Society. Dr. Mascola was educated at Holy Cross (1958) at New York University College of Dentistry, D.D.S. and at Brookdale Dental Center of New York University.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

     The Company does not have any securities registered under Section 12 of the Securities Exchange Act of 1934, and, accordingly, compliance with Section 16(a) thereof is not required or applicable.

Item 10. Executive Compensation

     The following  Summary  Compensation  Table sets forth certain  information
concerning   compensation  paid  as  required  under  applicable  rules  of  the
Securities and Exchange Commission (the "SEC").

Summary Compensation Table

Name and
Principal Positions                         Year                        Salary
-------------------                         ----                        ------
Burton A. Goldstein
(Chairman and Chief
Executive Officer)                          1997                         $67,500
                                            1996                         $30,000
                                            1995                           None

     Mr. Goldstein has an employment agreement as described in Item 12.

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

(b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below:

                                               Shares of Common Beneficially Owned
                                           -------------------------------------------------
Name and Address                                                         Shares Acquirable
Of Beneficial Owner                        Shares Owned                   Within 60 Days (1)             Percent Owned
-------------------                        ------------                   ------------------             -------------
Burton A. Goldstein                          5,333,333                      20,427,534                        16.3%
6900 Jericho Turnpike
Syosset, New York 11791

Herbert M. Reichlin                          5,333,333                      20,427,534                        16.3%
6900 Jericho Turnpike
Syosset, New York 11791

Bernard Gutman                              15,840,643  (2)                                                   11.5%
6900 Jericho Turnpike
Syosset, New York 11791

James F. Leary                                 998,653                       1,500,000                         1.8%
6900 Jericho Turnpike
Syosset, New York 11791

Luther H. Hodges, Jr.                        3,412,143                       1,500,000                         3.5%
6900 Jericho Turnpike
Syosset, New York 11791

Alfred Fabricant                             2,485,507                                                         1.8%
6900 Jericho Turnpike
Syosset, New York 11791

Richard Mascola                              2,485,507                                                         1.8%
6900 Jericho Turnpike
Syosset, New York 11791

Products & Patents, Ltd. ("P&P")             1,760,530                                                         1.3%
6900 Jericho Turnpike
Syosset, New York 11791

All Directors and Officers                  79,744,187                                                        43.8%
as a group (seven persons)


(1) Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to have "beneficial ownership" of any Common Stock over which that person has or shares voting or investment power, plus any Common Stock that person may acquire within 60 days, including through the exercise of a stock option or the conversion of a convertible security.

(2) Includes 1,760,530 shares held by P&P inasmuch as Bernard Gutman is an officer and director of P&P. Mr. Gutman has sole discretionary power of these shares. P&P currently has no active business operations.

Item 12.  Certain Relationships and Related Transactions

a. Loans from Director and Officer - A former officer/shareholder, who is still a director of the Company, is owed $34,415 by the Company. The amount is payable on demand with a stated interest rate of 11%. Effective June 30, 1997, the former officer/shareholder agreed to no longer charge interest. In addition, $1,400 is owed to an officer on a short-term loan without terms, which was repaid in 1998.

b. Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals which acquired an 18% ownership interest for $500,000 was awarded two seats on the Board of Directors and one officer's position. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July 1996 through November 1997. During 1997, these two individuals each agreed to receive 3,333,333 shares of stock in lieu of $50,000 in accrued consulting fees. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued options to purchase 7,500,000 shares each an exercise price of $.03 per share. As of December 31, 1997, the two individuals were owed $47,500 each in accrued consulting fees and salaries.

     A director, who was previously the Company's chief executive officer, entered into a consulting agreement with the Company for $2,000 per month from October 1997 through September 1998. As of December 31, 1997, he is owed $48,493 in accrued salary, consulting fees and expenses.

Item 13.  Exhibits and Reports on Form 8-K

(A) Exhibits

     3.1          Articles of Incorporation (3)

     3.2          By-laws (3)

     10.01        Agreement dated August 21, 1995 with J&R Intercontinental (2)

     10.02 Consulting Agreement dated July 9, 1996 between the Company and Herbert M. Reichlin (1)

     10.03 Consulting Agreement dated July 9, 1996 between the Company and American Employer Service Corporation (1)

     10.04 Warrant Agreement dated July 9, 1996 between the Company and Herbert M. Reichlin (1)

     10.05 Warrant Agreement dated July 9, 1996 between the Company and Burton A. Goldstein (1)

     10.06 Warrant Agreement dated July 9, 1996 between the Company and Milton J. Walters (1)

     10.07        Securities Purchase Agreement dated July 9, 1996 (1)

     10.08        Agreement   dated   April  30,   1997  with   Kingdom   Blinds
                  Manufacturing, Inc.

     10.09 Employment Agreement dated December 1, 1997 between the Company and Burton A. Goldstein.

     10.10 Employment Agreement dated December 1, 1997 between the Company and Herbert M. Reichlin.

     10.11 Consulting Agreement dated December 9, 1997 between the Company and Bernard Gutman.

                    1) Incorporated by reference to Exhibits to Form 10K for fiscal year ended December 31, 1996.

                    2) Incorporated by reference to Exhibits to Form 10K for fiscal year ended December 31, 1995.

                    3) Incorporated by reference to Exhibits to Form 10K for the fiscal year ended December 31, 1989.


(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              QUEST PRODUCTS CORPORATION

Dated:   April 10, 1998                      By:  /S/: Herbert M. Reichlin
                                                  ------------------------------
                                                  Herbert M. Reichlin, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURES AND TITLE                                         DATE
      --------------------                                         ----

/s/ Burton A. Goldstein                                        April 10, 1998
--------------------------------------
Chairman of the Board of Directors
Secretary, Chief Executive Officer


/s/ Herbert M. Reichlin                                        April 10, 1998
--------------------------------------
President, Treasurer, Chief
Operating Officer, Director


/s/ Bernard Gutman                                             April 10, 1998
--------------------------------------
Director


/s/ James F. Leary                                             April 10, 1998
--------------------------------------
Director


/s/ Luther H. Hodges, Jr.                                      April 10, 1998
--------------------------------------
Director


/s/ Alfred Fabricant                                           April 10, 1998
--------------------------------------
Director


/s/ Richard Mascola                                            April 10, 1998
--------------------------------------
Director

                            SUPPLEMENTAL INFORMATION


     Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants  Which Have Not  Registered  Pursuant to
Section 12 of the Act.


                                      NONE

                          Independent Auditors' Report


To the Board of Directors and Shareholders
Quest Products Corporation (formerly Phase-Out of America, Inc.)

We have audited the accompanying balance sheet of Quest Products Corporation as of December 31, 1997, and the related statements of operations, shareholders' (deficit), and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Products Corporation as of December 31, 1997, and the results of its operations and its cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of December 31, 1997, current liabilities exceed current assets by $880,433. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



RAICH ENDE MALTER LERNER & CO.
East Meadow, New York
April 2, 1998



                                      -F1-

QUEST PRODUCTS CORPORATION
Balance Sheet
December 31, 1997
================================================================================







Assets
     Current Assets
       Cash                                                             $ 27,588
       Accounts receivable - net of allowance for doubtful
         accounts of $1,000                                                2,712
       Inventory                                                          68,461
       Prepaid expenses                                                    1,496
                                                                        --------

                                                                         100,257
                                                                        --------

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $19,343                                            29,072

     Patents - at cost - net of accumulated amortization of
       $9,774                                                             39,661

     Security Deposits                                                     4,137
                                                                        --------

                                                                          72,870
                                                                        --------

                                                                        $173,127
                                                                        ========


See notes to financial statements.


                                      -F2-

QUEST PRODUCTS CORPORATION
Balance Sheet
December 31, 1997
================================================================================

Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $5,900                                                        $    15,900
       Shareholder's loan                                                     176,202
       Accounts payable                                                       583,978
       Accrued officer and director's compensation                            143,493
       Loans from director and officer                                         35,815
       Accrued expenses                                                        25,302
                                                                          -----------

                                                                              980,690
                                                                          -----------

     Shareholders' (Deficit)
       Series A Convertible Preferred Stock - par value $.001 -
         authorized 600,000 shares - no shares issued and outstanding
       Series B Convertible Preferred Stock  - par value $.001 -
         authorized 5,000,000 shares - no shares issued and outstanding
       Common Stock - par value $.00003 -  authorized
         200,000,000 shares - 138,083,713 shares issued and outstanding         4,142
       Capital in excess of par                                             3,360,410
       Accumulated (deficit)                                               (4,172,115)
                                                                          -----------

                                                                             (807,563)
                                                                          -----------

                                                                          $   173,127
                                                                          ===========

See notes to financial statements.


                                      -F3-

QUEST PRODUCTS CORPORATION
Statements of Operations
================================================================================


                                                     For the Years Ended
                                                         December 31,
                                                -------------------------------
                                                     1997             1996
                                                -------------     -------------


Sales - net                                     $     300,584     $   1,489,250

Cost of Sales                                         145,499           374,520
                                                -------------     -------------

                                                      155,085         1,114,730
                                                -------------     -------------

Selling Expenses                                      277,727         1,032,492

General and Administrative Expenses                   494,685           775,718
                                                -------------     -------------

                                                      772,412         1,808,210
                                                -------------     -------------

(Loss) Before Other Income (Expenses)                (617,327)         (693,480)
                                                -------------     -------------

Other Income (Expenses)
   Interest income                                      3,966             5,694
   Interest (expense)                                 (33,167)         (107,748)
   Settlement of trade payable claim                   61,000              --
                                                -------------     -------------

                                                       31,799          (102,054)
                                                -------------     -------------

Net (Loss)                                      $    (585,528)    $    (795,534)
                                                =============     =============

Basic and Diluted Net (Loss) Per Share          $        (.01)    $        (.01)
                                                =============     =============


Weighted Average Number of Shares
   Outstanding (to nearest 1,000,000)             116,000,000        90,000,000
                                                =============     =============

See notes to financial statements.


                                      -F4-

QUEST PRODUCTS CORPORATION
Statements of Shareholders' (Deficit)
For the Years Ended December 31, 1997 and 1996
================================================================================

                                            Number of
                                           Common  Stock    Amount     Capital in
                                              Shares       $.00003      Excess of    Accumulated
                                           (Post-Split)   Par Value     Par Value     (Deficit)
                                           -----------   -----------   -----------   -----------
Balance - December 31, 1995                 74,871,677   $     2,246   $ 1,937,688   $(2,791,053)
   Proceeds from sales of stock             20,045,592           601       514,881            --
   Bond and accrued interest conversions
     to stock                                  210,517             6        10,520            --
   Senior subordinated convertible
     debentures and accrued interest
     conversions to stock                    8,700,000           261       434,739            --
   Shareholder's loan converted to stock       125,000             4         7,496            --
   Stock issued for accrued services
     rendered:
       Officers and directors                3,857,143           116       160,294            --
       Outside services                        560,000            17        14,433            --
   Net (loss)                                       --            --            --      (795,534)
                                           -----------   -----------   -----------   -----------

Balance - December 31, 1996                108,369,929         3,251     3,080,051    (3,586,587)
   Proceeds from sale of stock              22,547,118           676       171,824            --
   Stock issued for accrued services
     rendered - officers and directors       7,166,666           215       108,535            --
   Net (loss)                                       --            --            --      (585,528)
                                           -----------   -----------   -----------   -----------

Balance - December 31, 1997                138,083,713   $     4,142   $ 3,360,410   $(4,172,115)
                                           ===========   ===========   ===========   ===========

See notes to financial statements.

                                      -F5-

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 1 of 2
================================================================================

                                                          For the Years Ended
                                                              December 31,
                                                         ----------------------
                                                            1997        1996
                                                         ---------    ---------
Cash Flows from Operating Activities
   Net (loss)                                            $(585,528)   $(795,534)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                          2,704        2,664
       Amortization                                          3,041        2,938
       Expenses paid through the issuance of stock          48,750       30,700
       Accrued interest                                     18,009           --
       (Increase) decrease in:
         Accounts receivable                                 1,575       67,680
         Inventories                                        58,952      (28,113)
         Advances for clinical study                        25,000      (25,000)
         Prepaid expenses                                    3,918        4,438
         Other current assets                                   --       18,592
       Increase (decrease) in:
         Accounts payable                                  (30,349)      32,168
         Accrued officer compensation                      143,493       60,000
         Taxes payable                                          --       (3,780)
         Accrued expenses                                  (57,374)      86,601
                                                         ---------    ---------

                                                          (367,809)    (546,646)
                                                         ---------    ---------

Cash Flows from Investing Activities
   Acquisition of equipment                                 (5,500)     (21,390)
   Acquisition of patents                                   (2,435)          --
   Payment of security deposits                                 --         (595)
                                                         ---------    ---------

                                                            (7,935)     (21,985)
                                                         ---------    ---------

Cash Flows from Financing Activities
     Repayments of debentures                                   --      (29,297)
     Proceeds from sales of common stock                   172,500      515,482
     Payments of notes payable - vendor                    (20,940)          --
     Loans from directors                                    5,000       56,000
     Repayments to directors                                (3,600)     (65,000)
     Loan from shareholder                                      --      200,000
     Repayments to shareholder                             (10,000)     (25,000)
                                                         ---------    ---------

                                                           142,960      652,185
                                                         ---------    ---------

See notes to financial statements.

                                      -F6-

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 2 of 2
================================================================================


                                                           For the Years Ended
                                                              December 31,
                                                         ----------------------
                                                            1997         1996
                                                         ---------    ---------
Net Increase in Cash                                     $(232,784)   $  83,554

Cash - beginning                                           260,372      176,818
                                                         ---------    ---------

Cash - end                                               $  27,588    $ 260,372
                                                         =========    =========


Supplemental Disclosures
     Cash paid for:
       Interest                                          $      --    $  83,463
                                                         =========    =========

     Non-cash investing and financing transactions:
       Bond and accrued interest conversions
       to common stock                                   $      --    $ 445,526
                                                         =========    =========

       Stock issued for accrued services rendered        $  60,000    $ 144,160
                                                         =========    =========

       Shareholder loan converted to common stock        $      --    $   7,500
                                                         =========    =========


See notes to financial statements.

                                      -F7-

QUEST PRODUCTS CORPORATION
Notes to Financial Statements
December 31, 1997
================================================================================


1 -  The Company

     Quest Products Corporation (formerly Phase-Out of America, Inc.) (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company's purpose is to market and distribute its patented phase-out system smoking cessation device (the "product").

     The Company had primarily marketed the product in the United States through direct response marketing including radio, television spots and infomercials. This domestic marketing was curtailed due to the ongoing negotiations with the Federal Trade Commission ("FTC") as discussed in Note 10b. In 1998, the Company intends to re-enter the domestic retail market. The Company also distributes the product overseas.


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


     d. Patents - Patents represent a patent dated June 15, 1993 that was acquired by the Company on October 25, 1994 and a foreign patent acquired in 1997. The acquisition cost has been capitalized and amortized (straight-line method) over the life of 16 years.


                                                                       Continued


                                      -F8-

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

          Advertising and marketing expense was $16,531 and $364,381 for 1997 and 1996, respectively.


     f. Stock-Based Compensation - Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to the market price at the date of the grants.

     g.   Recent Accounting Pronouncements

          > Earnings (Loss) Per Share - The Company has chosen to adopt Financial Accounting Standards No. 128 Earnings Per Share which replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share.


3 -  Status of the Company

     The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of December 31, 1997, current liabilities exceed current assets by $880,433. Those factors, as well as the Company's relatively recent entry into the marketplace, create an uncertainty about the Company's ability to continue as a going concern.

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


                                                                       Continued

                                      -F9-

4 -    Warrants and Convertible Debentures

       The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if the Company had accounted for its warrants under the fair value method. The fair value of each warrant is estimated on the date of the warrant using the Black-Scholes option pricing model with the following weighted average assumptions:


                                                       1997              1996
                                                    ============================
           Assumptions:
              Expected life of warrants             4.7 years          4.9 years
              Risk free interest rate                    5.5%               6.0%
              Volatility of stock                        553%               260%
              Expected dividend yield                     --                 --


           The weighted average fair value of the warrants granted during 1997 and 1996 was $220,000 and $917,000, respectively. Had the fair value of the warrants been amortized to expense over the related service period, the pro forma impact on earnings of the stock-based compensation for the warrants under the provision would have been as follows:


                                                            1997        1996
                                                         =======================
           Net (Loss):
              As reported                                $(585,528)   $(795,534)
              Pro forma                                  $(844,053)   $(940,585)

           Earnings Per Share:
              As reported                                $    (.01)   $    (.01)
              Pro forma                                  $    (.01)   $    (.01)


          In accordance with SFAS 123, the weighted average fair value of warrants is required to be based on a theoretical statistical model using the preceding assumptions. In actuality, the Company=s warrants do not trade on a secondary exchange and, therefore, the employees and directors cannot derive any benefit from holding the warrants under these plans without an increase in the market price of Company stock. Such an increase in stock price would benefit all shareholders commensurately.

                                                                       Continued

                                     -F10-

          Presented below is a summary of stock option plans activity for the years shown:

          a.   Warrants -

                                                         Weighted
                                                         Average
                                                         Exercise                  Expiration
                                            Shares        Price        Total         Dates
                                          ----------    ---------   -----------    ----------
           Balance - December 31, 1995     7,940,061    $     .18   $ 1,424,409
              Granted                     23,307,950    .05 - .10     1,215,398    1999 - 2001
                                          ----------                -----------

           Balance - December 31, 1996    31,248,011          .08     2,639,807
              Granted                     24,297,118   .025 - .05       864,856    2001 - 2002
              Expired                     (3,034,000)         .25      (758,500)          1997
                                          ----------   ----------   -----------

           Balance - December 31, 1997    52,511,129          .05   $ 2,746,163
                                          ==========   ==========   ===========

          b. 1992 Convertible Debentures - In 1992, the Company initiated a series of private placement offerings of two and three Subordinated Convertible Debentures with an annual interest rate of 10% and with variable conversion rates (ranging from $.05 to $.10 per share). These offerings raised a total of $117,500. The Company is in default on interest payments and is in violation of covenants. Of the original $117,500 raised, $107,500 has been paid back or converted into stock. As of December 31, 1997, $10,000 of principal and $5,900 of interest remain unpaid or unconverted on these debentures.


5 -  Related Party Transactions

          a. Loans from Director and Officer - A former officer/shareholder, who is still a director of the Company, is owed $34,415 by the Company. The amount is payable on demand with a stated interest rate of 11%. Effective June 30, 1997, the former officer/shareholder agreed to no longer charge interest. In addition, $1,400 is owed to an officer on a short-term loan without terms, which was repaid in 1998.

          b. Officer=s and Director's Compensation - During 1996, an investor group brought in by two individuals, which acquired an 18% ownership interest for $500,000, was awarded two seats on the Board of Directors and one officer=s position. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July, 1996 through November, 1997. During 1997, these two individuals each agreed to receive 3,333,333 shares of stock in lieu of $50,000 in accrued consulting fees. In December, 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December, 1997 through November, 2002 and issued options to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of December 31, 1997, the two individuals were owed $47,500 each in accrued consulting fees and salaries.

                                                                       Continued

                                     -F11-

               A director, who was previously the Company=s chief executive officer, entered into a consulting agreement with the Company for $2,000 per month from October, 1997 through September, 1998. As of December 31, 1997, he is owed $48,493 in accrued salary, consulting fees and expenses.


6 -  Shareholder's Loan

     During 1996, the Company received $200,000 from an individual as a loan in connection with the Company's media campaign. Repayments of $35,000 were made in cash and $7,500 in stock. The repayment of the $157,500 of remaining principal at December 31, 1997 and $18,702 of interest which accrues at 10% will be negotiated.


7 -  Income Taxes

     The Company has available net operating loss carryforwards of approximately $4,500,000, which expire in 2002 until 2012. Deferred income taxes reflect the net tax effects of net operating loss carryforwards and result in deferred tax assets of approximately $1,350,000 and $960,000 at December 31, 1997 and 1996, respectively, which were fully offset by valuation allowances due to uncertainties surrounding the ultimate realization of these assets.


8 -  Leases

     The Company is obligated under a lease for office space through November, 2001. Rental expense was $38,760 and $15,080 for 1997 and 1996, respectively. The future minimum lease payments required under this lease are as follows:


                            1998                $  58,354
                            1999                   60,449
                            2000                   62,626
                            2001                   49,941


     The Company received sublease payments of $1,800 per month in 1997 for a portion of their office space, but there is no formal sublease agreement.


9 -  Economic Dependence

     The Company purchased 100% of its products from two vendors in 1997 and from two other vendors in 1996. The Company sold 51% of its products in 1997 to one customer.

                                                                       Continued

                                     -F12-

10 - Commitments and Contingencies

     a. Direct Response Marketing Agreement - In 1994, the Company entered into certain agreements with On-Air Infonetwork, Inc. ("On-Air") relating to the Company's direct response marketing campaign during 1995 and 1996.

          In March, 1996, the Company made a demand for arbitration before a commercial panel of the American Arbitration Association against On-Air, to seek damages sustained as a result of their failure to perform pursuant to an agreement with the Company. Based on the Award of Arbitrator dated October 28, 1996, which disposed of all claims by both parties, the Company paid $123,157 to On-Air and gave them a note for $20,940 which was paid in 1997.

     b. Regulatory Matters - On June 1, 1993, the U.S. Food and Drug Administration ("FDA") sent a warning letter to the Company. The letter stated that due to the Company's marketing and promotional materials used at the time for the product, the FDA believed the product was being sold as a medical device and should be subject to regulation as a medical device under the Federal Food, Drug and Cosmetic Act ("FDC Act"), and that the product was in violation of certain provisions of that Act.

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

          On August 20, 1996, a consent order was agreed to with the FTC which settled charges that various advertising claims for the product were unsubstantiated or false. The order required the Company to send a postcard to identifiable past-purchasers of the product notifying them of the FTC's action and advising them that the product has not been proven to reduce the risk of smoking-related diseases or make cigarettes safer. The order also prohibits the Company from making certain claims in its current advertising. The Company=s cost to comply with this order was $15,102.


                                                                       Continued

                                     -F13-

     c. Other - In February, 1995, the Company's former attorney, John B. Lowy, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $39,000. In July, 1997, the Company agreed to pay the balance owed of $16,603. Payments of $7,000 were made in 1997 against this liability. The remaining balance of $9,603 is payable in monthly installments of $1,000 through October, 1998.

          In January, 1998, the Company=s former advertising agency, Popofsky Advertising, Inc., brought an action against the Company in New York State Supreme Court, New York County for unpaid services rendered in the amount of $74,000. In March, 1998, the parties reached an agreement to settle all claims. The Company will pay Popofsky Advertising, Inc. $50,000 in installments of $15,000 by December, 1998, $15,000 by March, 1999 and the final $20,000 by June, 1999.

          In July, 1997, the Company=s former attorney, who is a relative of a director, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $18,000. During 1997, $5,000 was paid by the Company and, therefore, the financial statements include a liability for approximately $13,000 payable to this party. Legal counsel expects that this case will either be abandoned or will settle for an amount less than $10,000.


11 -  Disclosure About Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short maturity of these items.

     The carrying amounts of various loans payable exceed the fair value by approximately $3,000, based on an estimated borrowing rate of 10%.

     These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.




                                     -F14-