Form 10-Q
period 1998-03-31
QUEST PRODUCTS CORP
filed 1998-05-15
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission File Number: 33-18099-NY and 33-23169-NY

                           QUEST PRODUCTS CORPORATION
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


                  YES          _X_                    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

         Class                                    Outstanding at March 31, 1998
---------------------------                       -----------------------------
Common Stock, par value                                      152,703,713
$.00003 per share

PART 1 FINANCIAL INFORMATION
Item 1, financial statements


QUEST PRODUCTS CORPORATION
FINANCIAL STATEMENTS (Unaudited)
March 31, 1998



Financial Statements                                                       Page


Balance Sheet                                                             3 - 4


Statements Operations                                                         5


Statements of Shareholders' (Deficit)                                         6


Statements of Cash Flows                                                  7 - 8


Notes to Financial Statements                                            9 - 10


Management's Discussion and Analysis                                    11 - 13


Other Information                                                            14


Signatures                                                                   15

QUEST PRODUCTS CORPORATION
Balance Sheet
March 31, 1998
(Unaudited)




Assets
     Current Assets
       Cash                                                             $ 67,241

       Accounts receivable-net of allowance for doubtful
       accounts of $1,000                                                 58,351


       Inventory                                                          90,290


       Prepaid expenses                                                    1,496
                                                                        --------

                                                                         217,378

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $20,019                                            28,396

     Patents - at cost - net of accumulated amortization of
       $10,547                                                            38,888


     Security  Deposits                                                    4,137
                                                                        --------

                                                                        $288,799
                                                                        ========







See notes to financial statements.

QUEST PRODUCTS CORPORATION
Balance Sheet
March 31, 1998
(Unaudited)




Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $6,150                                                  $    16,150

       Shareholder's loan                                               180,114

       Accounts payable                                                 558,752

       Accrued officer and director's compensation                      224,493

       Loans from directors                                              34,415

       Accrued expenses                                                  27,027
                                                                    -----------

                                                                      1,040,951
                                                                    -----------


     Shareholders' (Deficit)
       Series A Convertible Preferred Stock - par value $.001-
         authorized 600,000 shares - no shares issued and
         outstanding
       Series B Convertible Preferred Stock - par value $.001-
         authorized 5,000,000 shares - no shares issued and
         outstanding
       Common Stock - par value $.00003 - authorized
         200,000,000  shares - 152,703,713 shares issued and
         outstanding                                                      4,581
       Capital in excess of par                                       3,506,171
       Accumulated (deficit)                                         (4,262,904)
                                                                    -----------

                                                                       (752,152)
                                                                    -----------

                                                                    $   288,799
                                                                    ===========







See notes to financial statements.
                                        4

QUEST PRODUCTS CORPORATION
Statements of Operations
(Unaudited)


                                              For the Three Months Ended
                                                       March 31,
                                            ------------------------------
                                                1998             1997
                                            -------------    -------------

Sales - net                                 $     282,072    $     102,960

Cost of Sales                                      49,325           41,147
                                            -------------    -------------

                                                  232,747           61,813
                                            -------------    -------------

Selling Expenses                                  171,071           21,615

General and Administrative Expenses               148,310          140,763
                                            -------------    -------------

                                                  319,381          162,378
                                            -------------    -------------

(Loss) Before Other Income (Expenses)             (86,634)        (100,565)
                                            -------------    -------------


Other Income (Expenses)
       Interest income                                  7            2,233
       Interest (expense)                          (4,162)         (14,620)
                                            -------------    -------------

                                                   (4,155)         (12,387)
                                            -------------    -------------

Net (Loss)                                  $     (90,789)   $    (112,952)
                                            =============    =============


(Loss) Per Share                            $         NIL    $         NIL
                                            =============    =============


Weighted Average Number of Shares
       Outstanding (to nearest 1,000,000)     123,000,000       90,000,000
                                            =============    =============







See notes to financial statements.
                                        5

QUEST PRODUCTS CORPORATION
Statement of Shareholders' (Deficit)
For the Three Months Ended March 31, 1998

(Unaudited)

                                Number of
                              Common Stock    Amount      Capital in
                                 Shares       $.00003      Excess of    Accumulated
                              (Post-split)   Par Value     Par Value      Deficit
                              -----------   -----------   -----------   -----------
Balance - December 31, 1997   138,083,713   $     4,142   $ 3,360,410   $(4,172,115)


Proceeds from sale of stock    14,620,000           439       145,761          --

Net (Loss)                           --            --            --         (90,789)
                              -----------   -----------   -----------   -----------

Balance- March 31, 1998       152,703,713   $     4,581   $ 3,506,171   ($4,262,904)
                              ===========   ===========   ===========   ===========













See notes to financial statements.
                                        6

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 1 of 2
(Unaudited)


                                                      For the Three Months Ended
                                                              March 31,
                                                      --------------------------
                                                          1998         1997
                                                        ---------    ---------


Cash Flows from Operating Activities
   Net (loss)                                            $ (90,789)   $(112,952)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation and amortization                         1,449        1,405
       Expenses paid through the issuance of
               restricted common stock                        --          8,750
       Accrued interest                                      4,162        5,375
       (Increase) decrease in:
         Accounts receivable                               (55,638)       2,520
         Inventories                                       (21,829)      34,730
         Advances to Automotive Marketing,Inc                 --         (3,280)
          Deferred preoperating and developmental costs       --         (7,779)
       Increase (decrease) in:
         Notes payable-vendor                                 --        (20,940)
         Accounts payable                                  (25,226)      (9,870)
         Accrued officers' and directors' compensation      81,000       42,500
         Taxes payable                                        --         (1,898)
         Loans from directors                               (1,400)         623
         Accrued expenses                                    1,724      (18,045)
                                                         ---------    ---------

                                                          (106,547)     (78,861)

Cash Flows from Investing Activities
   Patent payments                                            --         (1,435)
                                                         ---------    ---------

                                                              --         (1,435)
                                                         ---------    ---------


Cash Flows from Financing Activities

   Proceeds from sales of common stock                     146,200         --
   Repayments to shareholder                                  --         (7,500)
                                                         ---------    ---------

                                                           146,200       (7,500)
                                                         ---------    ---------

Net Increase in Cash                                        39,653      (87,796)

Cash - beginning                                            27,588      260,372
                                                         ---------    ---------

Cash - end                                               $  67,241    $ 172,576
                                                         =========    =========




See notes to financial statements.
                                        7

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 2 of 2
(Unaudited)

                                                      For the Three Months Ended
                                                               March 31
                                                      --------------------------
                                                          1998          1997
                                                      ------------   -----------

Supplemental Disclosures

       Interest paid                                   $      --     $      --
                                                       ===========   ===========


       Temporary media funds received                  $      --     $      --
                                                       ===========   ===========





See notes to financial statements.
                                        8

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 1998



1.   BACKGROUND AND BASIS OF PRESENTATION

     Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company's purpose is to market and distribute its patented phase-out system smoking cessation device (the "product").

     The Company had primarily marketed the product in the United States through direct response marketing including radio, television spots and infomercials. This domestic marketing was curtailed due to the ongoing negotiations with the Federal Trade Commission ("FTC"), which have been concluded. In March 1998, the Company reentered the domestic retail market. The Company also distributes the product overseas.

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations ($90,789 in 1998 and $112,952 in 1997), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and may seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

     The interim statements were prepared pursuant to the requirements for reporting on Form 10- QSB. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1997. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of the results for the entire year ending December 31, 1998.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Changes in significant accounting policies - There were no changes in significant accounting policies during the current period.

3.   RELATED PARTY TRANSACTIONS

     Loans from Director and Officer - A former officer/shareholder, who is still a director of the Company, is owed $34,415 by the Company. The amount is payable on demand with a stated interest rate of 11%. Effective June 30, 1997, the former officer/shareholder agreed to no longer charge interest.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 1998



     Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals which acquired an 18% ownership interest for $500,000 was awarded two seats on the Board of Directors and one officer's position. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July 1996 through November 1997. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued options to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of March 31, 1998, the two individuals were owed $85,000 each in accrued consulting fees and salaries.

     A director, who was previously the Company's chief executive officer, entered into a consulting agreement with the Company for $2,000 per month from October 1997 through September 1998. As of March 31, 1998, he is owed $54,493 in accrued salary, consulting fees and expenses.


4.   SHAREHOLDER'S LOAN

     During 1996, the Company received $200,000 from a shareholder as a loan in connection with the Company's media campaign. Repayments of $35,000 were made in cash and $7,500 in stock. The repayment of the $157,500 of remaining principal at March 31, 1998 and $22,614 of interest which accrues at 10% will be negotiated.

5.   COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS.

     Dependence on Major Customers and Suppliers - Domestic retail sales represent approximately 90% of sales with only one retail customer representing more than 10% of total sales.

     The Company is currently purchasing 100% of its products from two vendors.

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

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis




                              Results of Operations
                   Three Months Ended March 31, 1998 Compared
                      to Three Months Ended March 31, 1997



     The Company incurred a net loss of $90,789 for the three months ended March 31, 1998 as compared to the loss of $112,952 for the three months ended March 31, 1997. Three-month sales increased $179,112. The increase in sales resulted from a retail sales program which began in March 1998.

     Selling expenses increased from $21,615 to $171,071 as a result of the additional costs associated with the distribution of the product into retail chain drug stores.

     General and administrative expenses increased from $140,763 to $148,310 as a result of an increase in officer salaries ($56,322) less a decrease in office salaries and consulting fees ($45,247).

     The gross profit margin increased from 60% to 82%, due to the high volume of domestic retail sales.

     The Company maintains a $1,000,000 liability insurance policy.

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis



                         Liquidity and Capital Resources

Cash of $106,547 was used for operations for the 3 months ended March 31, 1998 as compared to $78,861 used in the same period of last year. Cash increased during the 3 months ended March 31, 1998 by $39,653.

The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                                    March 31,                 December 31,             March 31,
                                      1998                       1997                     1997
                                      ----                       ----                     ----
Working capital
(deficiency)                        $823,573                  $880,433                  $555,976
Current ratios                        0.21:1                    0.10:1                    0.35:1

In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. The Company is also seeking an additional $240,000 of financing under the same terms and conditions as offered to the officers and directors. As of March 31, 1998, the Company has received $318,700. There is no assurance that the Company will be able to obtain additional financing.


                           Distribution and Marketing

Marketing (Domestic)

     In March 31, 1998, the Company entered the U.S. retail market under the category of smoke cessation products.

Marketing (International)

     On August 21, 1995, the Company entered into an agreement with a South Korean trading company for the distribution and manufacture of a modified (design) PhaseOut product in South Korea. Because of the improved design and reduced size of this PhaseOut device, it will be utilized in the Japanese market as well. South Korea has 10 million smokers and Japan has 35 million smokers. Distribution in South Korea is expected to begin in the 3rd quarter of 1998.

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis


New Products

     In May 1997, the Company entered into a joint venture with Automotive Marketing, Inc. to manufacture and distribute aftermarket automobile products. As of March 31, 1998, the Company has incurred expenses of $130,716 with the understanding that any such expenses will be reimbursed when revenue-producing operations commence.


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


                                                 QUEST PRODUCTS CORPORATION


Dated:  May 13, 1998

                                                 /S/:
                                                 ------------------------------
                                                 Herbert M. Reichlin, President