Form 10-Q
period 1998-06-30
QUEST PRODUCTS CORP
filed 1998-08-14
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 1998

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


     YES _X_        NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

         Class                                     Outstanding at June 30, 1998
-----------------------                            ----------------------------
Common Stock, par value                                     155,912,985
$.00003 per share

PART 1 FINANCIAL INFORMATION
Item 1, financial statements


QUEST PRODUCTS CORPORATION
FINANCIAL STATEMENTS (Unaudited)
June 30, 1998



Financial Statements                                                       Page
                                                                           ----

Balance Sheet                                                             3 - 4


Statements of Operations                                                  5 - 6


Statement of Shareholders' (Deficit)                                          7


Statements of Cash Flows                                                 8 - 11


Notes to Financial Statements                                           12 - 13


Management's Discussion and Analysis                                    14 - 16


Other Information                                                            17


Signatures                                                                   18

QUEST PRODUCTS CORPORATION
Balance Sheet
June 30, 1998

(Unaudited)




Assets
     Current Assets
       Cash                                                             $  7,455

       Accounts receivable-net of allowance for doubtful
       accounts of $1,000                                                 65,477


       Inventory                                                          85,882


       Prepaid expenses                                                    1,496
                                                                        --------
                                                                         160,310

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $20,695                                            27,720

     Patents - at cost - net of accumulated amortization of
       $11,320                                                            38,115


     Security  Deposits                                                    4,137
                                                                        --------
                                                                        $230,282
                                                                        ========


See notes to financial statements.      3

QUEST PRODUCTS CORPORATION
Balance Sheet
June 30, 1998

(Unaudited)


Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $6,400                                                  $    16,400

       Shareholder's loan                                               184,026

       Accounts payable                                                 547,931

       Accrued officer and director's compensation                      305,493

       Loans from directors                                              33,952

       Accrued expenses                                                  25,413
                                                                    -----------

                                                                      1,113,215
                                                                    -----------

     Shareholders' (Deficit)
       Series A Convertible Preferred Stock - par value $.001
         authorized 600,000 shares - no shares issued and
         outstanding
       Series B Convertible Preferred Stock - par value $.001
         authorized 5,000,000 shares - no shares issued and
         outstanding
       Common Stock - par value $.00003 - authorized
         200,000,000 shares - 155,912,985 shares issued and
         outstanding                                                      4,677
       Capital in excess of par                                       3,506,075
       Accumulated (deficit)                                         (4,393,685)
                                                                    -----------

                                                                       (882,933)
                                                                    -----------

                                                                    $   230,282
                                                                    ===========


See notes to financial statements.      4

QUEST PRODUCTS CORPORATION
Statements of Operations
(Unaudited)


                                                   For the Six Months Ended
                                                           June 30,
                                               --------------------------------
                                                    1998               1997
                                               -------------      -------------


Sales - net                                    $     336,948      $     186,241

Cost of Sales                                         73,249             72,769
                                               -------------      -------------

                                                     263,699            113,472
                                               -------------      -------------

Selling Expenses                                     196,050             45,939

General and Administrative Expenses                  280,910            294,690
                                               -------------      -------------

                                                     476,960            340,629
                                               -------------      -------------

(Loss) Before Other Income (Expenses)               (213,261)          (227,157)
                                               -------------      -------------


Other Income (Expenses)
   Interest income                                        15              3,736
   Interest (expense)                                 (8,324)           (23,304)
   Settlement of trade payable claim                    --               61,000
                                               -------------      -------------
                                                       8,309             41,432
                                               -------------      -------------

Net (Loss)                                     $    (221,570)     $    (185,725)
                                               =============      =============


(Loss) Per Share                               $         NIL      $         NIL
                                               =============      =============

Weighted Average Number of Shares
   Outstanding (to nearest 1,000,000)            124,000,000        112,000,000
                                               =============      =============


See notes to financial statements.      5

QUEST PRODUCTS CORPORATION
Statements of Operations
(Unaudited)



                                                     For the Quarter Ended
                                                           June 30,
                                               --------------------------------
                                                   1998                1997
                                               -------------      -------------



Sales - net                                    $      54,876      $      83,281

Cost of Sales                                         23,924             31,622
                                               -------------      -------------

                                                      30,952             51,659
                                               -------------      -------------

Selling Expenses                                      24,979             24,324

General and Administrative Expenses                  132,600            153,927
                                               -------------      -------------

                                                     157,579            178,251
                                               -------------      -------------

(Loss) Before Other Income (Expenses)               (126,627)          (126,592)
                                               -------------      -------------

Other Income (Expenses)
   Interest income                                         8              1,503
   Interest (expense)                                 (4,162)            (8,684)
   Settlement of trade payable claim                    --               61,000
                                               -------------      -------------

                                                      (4,154)            53,819
                                               -------------      -------------

Net (Loss)                                     $    (130,781)     $     (72,773)
                                               =============      =============



(Loss) Per Share                               $         NIL      $         NIL
                                               =============      =============


Weighted Average Number of Shares
   Outstanding (to nearest 1,000,000)            125,000,000        116,000,000
                                               =============      =============


See notes to financial statements.      6

QUEST PRODUCTS CORPORATION
Statement of Shareholders' (Deficit)
For the Six Months Ended June 30, 1998

(Unaudited)

                                  Number of
                                Common  Stock      Amount        Capital in
                                   Shares         $.00003        Excess of      Accumulated
                               (Post-split)     Par Value       Par Value         Deficit
                                -----------     -----------     -----------     -----------
Balance - December 31, 1997     138,083,713     $     4,142     $ 3,360,410     ($4,172,115)

Proceeds from sale of stock      17,829,272             535         145,665            --

Net (Loss)                             --              --              --          (221,570)
                                -----------     -----------     -----------     -----------


Balance-June 30, 1998           155,912,985     $     4,677     $ 3,506,075     ($4,393,685)
                                ===========     ===========     ===========     ===========


See notes to financial statements.      7

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 1 of 2
(Unaudited)


                                                           For the Six Months Ended
                                                                    June 30,
                                                           ------------------------
                                                              1998            1997
                                                           ---------      ---------
Cash Flows from Operating Activities
   Net (loss)                                              $(221,570)     $(185,725)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation and amortization                           2,898          2,810
       Expenses paid through the issuance of
           restricted common stock                              --          108,750
       Accrued interest                                        8,324         10,525
       (Increase) decrease in:
         Accounts receivable                                 (62,765)         4,287
         Inventories                                         (17,421)        20,812
         Advances to Automotive Marketing,Inc                   --          (18,200)
         Deferred preoperating and developmental costs          --          (20,328)
       Increase (decrease) in:
         Notes payable-vendor                                   --          (20,940)
         Accounts payable                                    (36,047)       (13,616)
         Accrued officers' and directors' compensation       162,000        (15,000)
         Taxes payable                                          --              108
         Loans from director and officer                      (1,863)         1,246
         Accrued expenses                                        111        (49,245)
                                                           ---------      ---------

                                                            (166,333)      (174,516)

Cash Flows from Investing Activities
   Acquisition of equipment                                     --           (5,500)
   Patent payments                                              --           (2,435)
                                                           ---------      ---------
                                                                --           (7,935)
                                                           ---------      ---------


Cash Flows from Financing Activities

   Proceeds from sale of common stock                        146,200           --

   Repayments to shareholder                                    --          (10,000)
                                                           ---------      ---------

                                                             146,200        (10,000)
                                                           ---------      ---------

Net Decrease in Cash                                         (20,133)      (192,451)

Cash - beginning                                              27,588        260,372
                                                           ---------      ---------

Cash - end                                                 $   7,455      $  67,921
                                                           =========      =========


See notes to financial statements.      8

QUEST PRODUCTS CORPORATION                                           Page 2 of 2
Statements of Cash Flows
(Unaudited)

                                                           For the Six Months Ended
                                                                    June 30,
                                                           ------------------------
                                                              1998            1997
                                                           ---------      ---------
Supplemental Disclosures

   Conversion of accrued officer salary to common stock    $      --      $   8,750
                                                           =========      =========

   Stock issued for accrued services rendered              $      --      $ 100,000
                                                           =========      =========


     See notes to financial statements.  9

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 1 of 2

(Unaudited)

                                                            For the Quarter Ended
                                                                  June 30,
                                                             1998           1997
                                                          ---------      ---------
Cash Flows from Operating Activities
   Net (loss)                                             $(130,781)     $ (72,773)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation and amortization                          1,449          1,405
       Expenses paid through the issuance of
           restricted common stock                             --          100,000
       Accrued interest                                       4,162          5,150
   (Increase) decrease in:
       Accounts receivable                                   (7,126)         1,767
       Inventories                                            4,408        (13,918)
       Advances to Automotive Marketing,Inc                    --          (14,920)
       Deferred preoperating and developmental costs           --          (12,549)
   Increase (decrease) in:
       Accounts payable                                     (10,821)        (3,746)
       Accrued officers= and directors=  compensation        81,000        (57,500)
       Taxes payable                                           --            2,006
       Loans from directors                                    (463)           623
        Accrued expenses                                     (1,614)       (31,200)
                                                          ---------      ---------

                                                            (59,786)       (95,655)
                                                          ---------      ---------

Cash Flows from Investing Activities
   Acquisition of equipment                                    --           (5,500)
   Patent payments                                             --           (1,000)
                                                          ---------      ---------
                                                               --           (6,500)
                                                          ---------      ---------


Cash Flows from Financing Activities

   Repayments to shareholder                                   --           (2,500)
                                                          ---------      ---------

                                                               --           (2,500)
                                                          ---------      ---------




Net Decrease in cash                                        (59,786)      (104,655)

Cash - beginning                                             67,241        172,576
                                                          ---------      ---------

Cash - end                                                $   7,455      $  67,921
                                                          =========      =========


     See notes to financial statements.  10

QUEST PRODUCTS CORPORATION                                           Page 2 of 2

Statement of Cash Flows
(Unaudited)


                                                            For the Quarter Ended
                                                                  June 30,
                                                             1998           1997
                                                          ---------      ---------
Supplemental Disclosures

    Conversion of accrued officer salary to common stock  $      --      $   8,750
                                                          =========      =========

    Stock issued for accrued services rendered            $      --      $ 100,000
                                                          =========      =========




     See notes to financial statements.  11

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 1998



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

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations ($221,570 in 1998 and $185,725 in 1997), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and may seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

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

3.   RELATED PARTY TRANSACTIONS

     Loans from Director and Officer - A former officer/shareholder, who is still a director of the Company, is owed $33,952 by the Company. The amount is payable on demand with a stated interest rate of 11%. Effective June 30, 1997, the former officer/shareholder agreed to no longer charge interest.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 1998



     Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals which acquired an 18% ownership interest for $500,000 was awarded two seats on the Board of Directors and one officer's position. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July 1996 through November 1997. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued options to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of June 30, 1998, the two individuals were owed $122,500 each in accrued consulting fees and salaries.

     A director, who was previously the Company's chief executive officer, entered into a consulting agreement with the Company for $2,000 per month from October 1997 through September 1998. As of June 30, 1998, he is owed $60,030 in accrued salary, consulting fees and expenses.


4.   SHAREHOLDER'S LOAN

     During 1996, the Company received $200,000 from a shareholder as a loan in connection with the Company's media campaign. Repayments of $35,000 were made in cash and $7,500 in stock. The repayment of the $157,500 of remaining principal at June 30, 1998 and $26,526 of interest which accrues at 10% will be negotiated.

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

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis




                              Results of Operations
                     Six Months Ended June 30, 1998 Compared
                        to Six Months Ended June 30, 1997



     The Company incurred a net loss of $221,570 for the six months ended June 30, 1998 as compared to the loss of $185,725 for the six months ended June 30, 1997. Six-month sales increased $150,707. The increase in sales resulted from a retail sales program which began in March 1998.

     Selling expenses increased from $45,939 to $196,050 as a result of the additional costs associated with the distribution of the product into retail chain drug stores.

     General and administrative expenses decreased from $294,690 to $280,910 as a result of an increase in officer salaries ($122,117) and rent ($10,391) less a decrease in office salaries and consulting fees ($109,607), professional fees ($29,609) and insurance ($7,809).

     The gross profit margin increased from 61% to 78%, due to the high volume of domestic retail sales.

     The Company maintains a $1,000,000 liability insurance policy.

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis



                         Liquidity and Capital Resources

Cash of $166,333 was used for operations for the 6 months ended June 30, 1998 as compared to $174,516 used in the same period of last year. Cash decreased during the 6 months ended June 30, 1998 by $20,133.

The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                             June 30,          December 31,        June 30,
                               1998               1997               1997
                             --------          ------------        --------
Working capital
(deficiency)                 ($952,905)        ($880,433)         ($548,893)
Current ratios                 0.14:1            0.10:1             0.29:1

In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. The Company is also seeking an additional $240,000 of financing under the same terms and conditions as offered to the officers and directors. As of June 30, 1998, the Company has received $318,700. There is no assurance that the Company will be able to obtain additional financing.


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

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis


New Products

     In May 1997, the Company entered into a joint venture with Automotive Marketing, Inc. to manufacture and distribute aftermarket automobile products. As of June 30, 1998, the Company has incurred expenses of $130,716 with the understanding that any such expenses will be reimbursed when revenue-producing operations commence.


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


                                             QUEST PRODUCTS CORPORATION


Dated:  August 12, 1998

                                             /S/:
                                             ----------------------------------
                                             Herbert M. Reichlin, President