Form 10-Q
period 1998-09-30
QUEST PRODUCTS CORP
filed 1998-11-12
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended September 30, 1998

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


               Commission File Number: 33-18099-NY and 33-23169-NY

                           QUEST PRODUCTS CORPORATION
        (Exact Name of small business issuer as specified in its charter)

         DELAWARE                                              11-2873662
State or other jurisdiction                              (IRS Employer I.D. No.)
Incorporation or organization)

                 6900 Jericho Turnpike, Syosset, New York 11791
                    (Address of principal executive offices)

Issuer's telephone number, including area code:                 (516) 364 - 3500
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

       Class                                   Outstanding at September 30, 1998
Common Stock, par value                                 155,912,985
$.00003 per share

PART 1 FINANCIAL INFORMATION
Item 1, financial statements


QUEST PRODUCTS CORPORATION
FINANCIAL STATEMENTS (Unaudited)
September 30, 1998



Financial Statements                                               Page
                                                                   ----


Balance Sheet                                                     3 - 4


Statements of Operations                                          5 - 6


Statement of Shareholders' (Deficit)                                  7


Statements of Cash Flows                                         8 - 10


Notes to Financial Statements                                   11 - 12


Management's Discussion and Analysis                            13 - 15


Other Information                                                    16


Signatures                                                           17

QUEST PRODUCTS CORPORATION
Balance Sheet
September 30, 1998

(Unaudited)



Assets
     Current Assets
         Cash                                                           $    643

         Accounts receivable - net of allowance for
              doubtful accounts of $1,000                                 54,843

         Inventory                                                       124,184

         Prepaid expenses                                                  1,496
                                                                        --------
                                                                         181,166

     Furniture and Equipment - at cost - net of accumulated
         depreciation of $21,371                                          27,044


     Patents - at cost - net of accumulated amortization
         of $12,093                                                       37,342


     Security Deposits                                                     4,137
                                                                        --------
                                                                        $249,689
                                                                        ========


See notes to financial statements.

QUEST PRODUCTS CORPORATION
Balance Sheet
September 30, 1998

(Unaudited)



Liabilities and Shareholders' (Deficit)
     Current Liabilities
         1992 convertible debentures - including accrued
              interest of $6,650                                    $    16,650

         Shareholder's loan                                             187,938

         Accounts payable                                               576,466

         Accrued officer and director's compensation                    386,493

         Loans from directors                                            33,952

         Accrued expenses                                                35,508
                                                                    -----------
                                                                      1,237,007
                                                                    -----------
     Shareholders' (Deficit)
         Series A Convertible Preferred Stock -
              par value $.001 - authorized 600,000 shares - no shares issued and outstanding

         Series B Convertible Preferred Stock - par value $.001 - authorized 5,000,000 shares - no shares issued and outstanding

         Common Stock - par value $.00003 -
              authorized 200,000,000 shares -
              155,912,985 shares issued and outstanding                   4,677

         Capital in excess of par                                     3,506,075

         Accumulated (deficit)                                       (4,498,070)
                                                                    -----------
                                                                       (987,318)
                                                                    -----------
                                                                    $   249,689
                                                                    ===========


See notes to financial statements.


QUEST PRODUCTS CORPORATION
Statements of Operations

(Unaudited)


                                                                       For the Nine Months Ended
                                                                              September 30,
                                                             ------------------------------------------
                                                                   1998                         1997
                                                             -------------                -------------

Sales - net                                                  $     454,278                $     281,084

Cost of Sales                                                       88,998                      111,042
                                                             -------------                -------------

                                                                   365,280                      170,042
                                                             -------------                -------------

Selling Expenses                                                   259,352                       59,899

General and Administrative Expenses                                419,419                      364,695
                                                             -------------                -------------

                                                                   678,771                      424,594
                                                             -------------                -------------

(Loss) Before Other Income (Expenses)                             (313,491)                    (254,552)
                                                             -------------                -------------


Other Income (Expenses)
     Interest income                                                    22                        3,953
     Interest (expense)                                            (12,486)                     (28,945)
     Settlement of trade payable claim                                --                         61,000
                                                             -------------                -------------
                                                                   (12,464)                      36,008
                                                             -------------                -------------

Net (Loss)                                                   $    (325,955)               $    (218,544)
                                                             =============                =============


(Loss) Per Share                                             $     NIL                    $     NIL
                                                             =============                =============


Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                        155,000,000                  110,000,000
                                                             =============                =============


See notes to financial statements.


QUEST PRODUCTS CORPORATION
Statements of Operations

(Unaudited)


                                                                  For the Quarter Ended
                                                                       September 30,
                                                       ------------------------------------------
                                                           1998                         1997
                                                       -------------                -------------
Sales - net                                            $     117,330                $      94,843

Cost of Sales                                                 15,749                       38,273
                                                       -------------                -------------

                                                             101,581                       56,570
                                                       -------------                -------------

Selling Expenses                                              63,302                       13,960

General and Administrative Expenses                          138,509                       70,005
                                                       -------------                -------------

                                                             201,811                       83,965
                                                       -------------                -------------

(Loss) Before Other Income (Expenses)                       (100,230)                     (27,395)
                                                       -------------                -------------


Other Income (Expenses)
     Interest income                                               7                          217
     Interest (expense)                                       (4,162)                      (5,641)
                                                       -------------                -------------
                                                              (4,155)                      (5,424)
                                                       -------------                -------------

Net (Loss)                                             $    (104,385)               $     (32,819)
                                                       =============                =============


(Loss) Per Share                                       $    NIL                     $    NIL
                                                       =============                =============


Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                  155,000,000                  113,000,000
                                                       =============                =============


See notes to financial statements.


QUEST PRODUCTS CORPORATION
Statement of Shareholders' (Deficit)
For the Nine Months Ended September 30, 1998

(Unaudited)



                                               Number of
                                              Common Stock            Amount            Capital in
                                                Shares               $.00003             Excess of           Accumulated
                                              (Post-Split)          Par Value            Par Value             Deficit
                                              -----------          -----------          -----------          -----------
Balance - December 31, 1997                   138,083,713          $     4,142          $ 3,360,410          ($4,172,115)


Proceeds from sale of stock                    17,829,272                  535              145,665                 --


Net (Loss)                                           --                   --                   --               (325,955)
                                              -----------          -----------          -----------          -----------


Balance - September 30, 1998                  155,912,985          $     4,677          $ 3,506,075          ($4,498,070)
                                              ===========          ===========          ===========          ===========


See notes to financial statements.


QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 1 of 2

(Unaudited)
                                                                                For the Nine Months Ended
                                                                                       September 30,
                                                                              -------------------------------
                                                                                1998                  1997
                                                                              ---------             ---------
Cash Flows from Operating Activities
     Net (loss)                                                              $(325,955)            $(218,544)
     Adjustments to reconcile net (loss) to net cash
         (used for) operating activities:
              Depreciation and amortization                                      4,347                 4,215
              Expenses paid through the issuance of
                  restricted common stock                                         --                 108,750
              Accrued interest                                                  12,486                15,541
              (Increase) decrease in:
                  Accounts receivable                                          (52,131)               (6,171)
                  Inventories                                                  (55,723)               46,485
                  Advances to Automotive Marketing, Inc.                          --                 (85,909)
                  Deferred preoperating and developmental costs                   --                 (17,987)
              Increase (decrease) in:
                  Notes payable - vendor                                          --                 (20,940)
                  Accounts payable                                              (7,512)              (82,311)
                  Accrued officers' and directors' compensation                243,000                27,500
                  Taxes payable                                                   --                      90
                  Loans from directors and officers                             (1,863)                1,246
                  Accrued expenses                                              10,206               (47,952)
                                                                             ---------             ---------

                                                                              (173,145)             (275,987)
                                                                             ---------             ---------
Cash Flows from Investing Activities
     Acquisition of equipment                                                     --                  (5,500)
     Patent payments                                                              --                  (2,435)
                                                                             ---------             ---------
                                                                                  --                  (7,935)
                                                                             ---------             ---------
Cash Flows from Financing Activities

     Proceeds from sale of common stock                                        146,200                60,000

     Conversion/proceeds on senior subordinated debentures                        --                 (10,000)
                                                                             ---------             ---------

                                                                               146,200                50,000
                                                                             ---------             ---------

Net Decrease in Cash                                                           (26,945)             (233,922)

Cash - beginning                                                                27,588               260,372
                                                                             ---------             ---------

Cash - end                                                                   $     643             $  26,450
                                                                             =========             =========


See notes to financial statements.


QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 2 of 2

(Unaudited)
                                                                   For the Nine Months Ended
                                                                           September 30,
                                                                 ------------------------------
                                                                   1998                  1997
                                                                 --------              --------
Supplemental Disclosures

     Conversion of accrued officer salary to common stock        $   --                $  8,750
                                                                 ========              ========

     Stock issued for accrued services rendered                  $   --                $100,000
                                                                 ========              ========


See notes to financial statements.


QUEST PRODUCTS CORPORATION
Statements of Cash Flows

(Unaudited)
                                                                           For the Quarter Ended
                                                                                 September 30,
                                                                      --------------------------------
                                                                         1998                  1997
                                                                      ---------              ---------
Cash Flows from Operating Activities
     Net (loss)                                                      $(104,385)             $ (32,819)
     Adjustments to reconcile net (loss) to net cash
         (used for) operating activities:
              Depreciation and amortization                              1,449                  1,405
              Accrued interest                                           4,162                  5,016
     (Increase) decrease in:
              Accounts receivable                                       10,634                (10,458)
              Inventories                                              (38,302)                25,673
              Advances to Automotive Marketing, Inc.                      --                  (67,709)
              Deferred preoperating and developmental costs               --                    2,341
     Increase (decrease) in:
              Accounts payable                                          28,535                (68,695)
              Accrued officers' and directors' compensation             81,000                 42,500
              Taxes payable                                               --                      (18)
              Accrued expenses                                          10,095                  1,293
                                                                     ---------              ---------

                                                                        (6,812)              (101,471)
                                                                     ---------              ---------

Cash Flows from Financing Activities
     Proceeds from sale of common stock                                   --                   60,000
                                                                     ---------              ---------

                                                                          --                   60,000
                                                                     ---------              ---------

Net Decrease in Cash                                                    (6,812)               (41,471)

Cash - beginning                                                         7,455                 67,921
                                                                     ---------              ---------

Cash - end                                                           $     643              $  26,450
                                                                     =========              =========


See notes to financial statements.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 1998


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

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations ($325,955 in 1998 and $218,544 in 1997), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and may seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

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

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 1998


     Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals which acquired an 18% ownership interest for $500,000 was awarded two seats on the Board of Directors and one officer's position. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July 1996 through November 1997. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued options to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of September 30, 1998, the two individuals were owed $160,000 each in accrued consulting fees and salaries.

     A director, who was previously the Company's chief executive officer, entered into a consulting agreement with the Company for $2,000 per month from October 1997 through September 1998. As of September 30, 1998, he is owed $66,030 in accrued salary, consulting fees and expenses.

4.   SHAREHOLDER'S LOAN

     During 1996, the Company received $200,000 from a shareholder as a loan in connection with the Company's media campaign. Repayments of $35,000 were made in cash and $7,500 in stock. The repayment of the $157,500 of remaining principal at September 30, 1998 and $30,438 of interest which accrues at 10% will be negotiated.

5.   COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS.

     Dependence on Major Customers and Suppliers - Domestic retail sales represent approximately 90% of sales with only one retail customer representing more than 10% of total sales.

     The Company is currently purchasing 100% of its products from one vendor.

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

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis


                              Results of Operations
                  Nine Months Ended September 30, 1998 Compared
                     to Nine Months Ended September 30, 1997


     The Company incurred a net loss of $325,955 for the nine months ended September 30, 1998 as compared to the loss of $218,544 for the nine months ended September 30, 1997. Nine-month sales increased $173,194. The increase in sales resulted from a retail sales program which began in March 1998.

     Selling expenses increased from $59,899 to $259,352 as a result of the additional costs associated with the distribution of the product into retail chain drug stores.

     General and administrative expenses increased from $364,695 to $419,419 as a result of an increase in officer salaries ($195,117) and rent ($15,976) less a decrease in office salaries and consulting fees ($143,512), professional fees ($9,616) and telephone ($6,039).

     The gross profit margin increased from 60% to 80%, due to the high volume of domestic retail sales.

     The Company maintains a $1,000,000 liability insurance policy.

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis


                         Liquidity and Capital Resources

Cash of $173,145 was used for operations for the 9 months ended September 30, 1998 as compared to $275,987 used in the same period of last year. Cash decreased during the 9 months ended September 30, 1998 by $26,945.

The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                             September 30,                December 31,                 September 30,
                                1998                         1997                          1997
                             -------------                ------------                --------------
Working capital
(deficiency)                  ($1,055,841)                ($880,433)                  ($517,966)
Current ratios                     0.15:1                    0.10:1                      0.31:1

In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. The Company is also seeking an additional $240,000 of financing under the same terms and conditions as offered to the officers and directors. As of September 30, 1998, the Company has received $318,700. There is no assurance that the Company will be able to obtain additional financing.

                           Distribution and Marketing

Marketing (Domestic)

     In March 1998, the Company entered the U.S. retail market under the category of smoke cessation products.

Marketing (International)

     On August 21, 1995, the Company entered into an agreement with a South Korean trading company for the distribution and manufacture of a modified (design) PhaseOut product in South Korea. Because of the improved design and reduced size of this PhaseOut device, it will be utilized in the Japanese market as well. South Korea has 10 million smokers and Japan has 35 million smokers. Distribution in South Korea is expected to begin in the 2nd quarter of 1999.

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis

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


                                                  QUEST PRODUCTS CORPORATION


Dated:  November 10, 1998

                                                  /S/: Herbert M. Reichlin
                                                  ------------------------------
                                                  Herbert M. Reichlin, President