Form 10KSB
period 1998-12-31
QUEST PRODUCTS CORP
filed 1999-12-20
CIK 824416

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

                   For the fiscal year ended December 31, 1998
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

                                       _X_

The registrant's operating revenues for its most recent fiscal year were $44,781.

The number of shares outstanding on September 30, 1999 was 174,162,985 shares of Common Stock, .00003 par value.

Continued...

The aggregate market value of the voting Common Stock held by non-affiliates (1) of the registrant based on the average of the high and low bid prices ($.05) of the Company's Common Stock, as of October 31, 1999, is approximately $6,114,610 based upon the 122,292,193 shares of Registrant's Common Stock held by non-affiliates.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure Format: (check one)    Yes___     No_X_

                           QUEST PRODUCTS CORPORATION
                                   Form 10-KSB
                       Fiscal Year Ended December 31, 1998

                                Table of Contents

PART I                                                                                      PAGE
------                                                                                      ----
Item 1.     Business                                                                         4 - 7
Item 2.     Properties                                                                           7
Item 3.     Legal Proceedings                                                                7 - 8
Item 4.     Submission of Matters to a Vote of Security Holders                                  8

PART II

Item 5.     Market for Company's Common Equity and Related Stockholder Matters.                  9
Item 6.     Management's Discussion and Analysis of Financial Condition and Results        10 - 12
            of Operations.
Item 7.     Financial Statements                                                          F1 - F15
Item 8.     Changes in or Disagreement with Accountants on Accounting and Financial             13
            Disclosure.

PART III

Item 9.     Directors, Executive Officers, Promoters and Control Persons; Compliance       13 - 15
            with Section 16(a) of the Exchange Act.
Item 10.    Executive Compensation                                                         15 - 16
Item 11.    Security Ownership of Certain Beneficial Owners and Management                 16 - 18
Item 12.    Certain Relationships and Related Transactions                                      18

PART IV

Item 13.    Exhibits and Reports on Form 8-K                                               18 - 19


Signatures                                                                                      20
Supplemental Information                                                                        21

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

     During the last four years, the Company has been concentrating its efforts in three areas: (1) test marketing the product domestically through various channels of distribution (2) entering into international distribution agreements utilizing television infomercials and commercials, and (3) distributing the product into domestic retail chain drug stores.

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

     The PHASEOUT system works without the use of any drugs, chemicals or attachments The average retail price to consumers is $29.95 plus shipping and handling. The wholesale price ranges between $10.00 and $17.00.

     The Company is currently having the product manufactured by one vendor in South Korea. This source of supply will be able to produce all future PhaseOut units required for sale.

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

     During 1998, the Company entered into a joint venture agreement with SAS Group, Inc. whereby distribution began of the PhaseOut product into domestic retail chain drug stores totalling approximately 12,000 stores. The Company is primarily responsible for the manufacturing of the product and SAS Group, Inc. is primarily responsible for the sale and distribution of the product.

Marketing (International)

     On August 21, 1995, the Company entered into an agreement with a South Korean trading company for the distribution and manufacture of a modified (design) PhaseOut product in South Korea. Because of the improved design and reduced size of this PhaseOut device, it will be utilized in the Japanese market as well. South Korea has 10 million smokers and Japan has 35 million smokers. Distribution in South Korea is expected to begin in the 2nd quarter of 2000.

New Products

     In October 1999, the Company has successfully completed development of adjustable polarized sunglasses, which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses or altering the frame. The Company will strive to begin worldwide distribution during 2000.

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

Item 2. Properties

     The Company leases approximately 2,600 square feet of office space at 6900 Jericho Turnpike, Syosset, New York 11791.

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

     On August 20, 1996, a consent order was agreed to with the FTC which settled charges that various advertising claims for the PhaseOut device ("the device") were unsubstantiated or false. The order required the Company to send a postcard to identifiable past purchasers of the device notifying them of the commission's action and advising them that the device has not been proven to reduce the risk of smoking related diseases or make cigarettes "safer". The order also prohibits the Company from making certain claims in its current advertising. The Company cost to comply with this order was $15,102, representing the cost of identifying each purchaser and to mail the post cards. On April 7, 1999, the Company received a letter from the FTC concluding, on the assumption that the information submitted is accurate and complete, that no action is indicated.

     In February 1995, the Company's former attorney, John B. Lowy, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $39,000. In July 1997, the Company agreed to pay the balance owed of $16,603. Payments of $7,000 were made in 1997 against this liability. The remaining balance of $9,603 was paid in monthly installments of $1,000 through October 1998.

     In  January  1998,  the  Company's  former  advertising  agency,   Popofsky
Advertising, Inc., brought an action against the Company in New York State Supreme Court, New York County for unpaid services rendered in the amount of $74,000. In March 1998, the parties reached an agreement to settle all claims. The Company paid Popofsky Advertising, Inc. $50,000 in installments of $15,000 in December 1998, and the final $35,000 in July 1999.

     In July 1997, the Company's former attorney, who is a relative of a former director, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $18,000. During 1997, $5,000 was paid by the Company and, therefore, the financial statements include a liability for approximately $13,000 payable to this party. In October 1999, the Company and the former attorney agreed to settle this action whereby the Company issued 300,000 shares to the former attorney in payment of any and all liabilities.

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

                                            Bid Price
Period                                      High                          Low
------                                      ----                          ---

Quarter Ended March 31, 1997                .02                          .01
Quarter Ended June 30, 1997                 .016                         .01
Quarter Ended September 30, 1997            .012                         .008
Quarter Ended December 31, 1997             .012                         .008
Quarter Ended March 31, 1998                .018                         .018
Quarter Ended June 30, 1998                 .014                         .011
Quarter Ended September 30, 1998            .012                         .009
Quarter Ended December 31, 1998             .011                         .008

(b) Holders -- As of December 31, 1998, the approximate number of the Company's shareholders was 515.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     During 1998, the Company began distribution of the PhaseOut product into retail chain stores, totalling approximately 12,000 stores, through an informal joint venture with SAS Group, Inc. ("SAS"), for which it is entitled to 50% of the income. There is no written agreement for this joint venture. SAS handles all the marketing and operational activities of the joint venture. The investment in the joint venture is accounted for under the equity method whereby the investment account is increased for contributions by the Company plus its share of the income of the joint venture and reduced for distributions and its share of any losses incurred by the joint venture. The Company's results of operations include its 50% share of the income from the joint venture as a separate line item. As such, sales, cost of sales and selling expenses of the joint venture in 1998 are reported in this separate "equity in net income of the joint venture" line item.

     Sales decreased by $255,803 principally because of the change in the Company's operations as described above. For 1998, the Company sold 3,375 units at an average price of $13.27 for sales of $44,781 and the joint venture sold 62,659 units at an average price of $16.42 for sales of $1,028,595. For 1997 the Company sold 35,911 units at an average price of $8.37 for sales of $300,584.

     Cost of sales decreased by $126,764 principally because of the change in the Company's operations as described above. For 1998 the Company's average cost was $5.55 for a cost of sales of $18,735. For 1997 the Company's average cost was $4.05 for a total cost of sales of $145,499. The average cost for the joint venture was $2.18 for a cost of sales of $136,433 due to a decrease in unit cost, which resulted from a change in suppliers.

     Selling expenses decreased by $252,299 principally because of the change in the Company's operations as described above. For 1998 the Company incurred $25,428 and the joint venture incurred $347,504. For 1997 the Company incurred $277,727. The decrease in the Company's expense was primarily attributable to an approximately $102,000 decrease in expenses incurred in connection with the after market automobile products program which ended in January 1998, an approximately $71,000 decrease in promotional packaging and advertising and an approximately $25,000 decrease in clinical study expenses. In 1998, the selling expenses of the joint venture consisted primarily of advertising, royalties and commissions.

     General and administrative expenses increased by approximately $48,000 from $495,000 in 1997 to $543,000 in 1998. This increase is primarily attributable to a $63,000 increase in salaries and related payroll costs, and a $15,000 net decrease in various other administrative costs.

     Interest expense decreased by approximately $15,000 from $33,000 in 1997 to $18,000 in 1998 due to interest no longer being charged by a major vendor.

     During 1997, the Company negotiated a $61,000 reduction in the amount owed to a major vendor.

Liquidity and Capital Resources

     Cash of $192,673 was used for operations for the year ended December 31, 1998 as compared to $367,809 used last year. Cash decreased during the year by $14,988.

     The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                                    December 31,            December 31,
                                       1998                    1997
                                       ----                    ----
Working capital
(deficiency)                        $(1,108,922)            $(880,433)
Current ratios                         0.15:1                  0.10:1

     In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. The Company is also seeking an additional $400,000 of financing under the same terms and conditions as offered to the officers and directors. As of December 31, 1998, the Company has received $368,700. There is no assurance that the Company will be able to obtain additional financing.

Year 2000

     The "Year 2000 issue" refers to the potential harm from computer programs that identify dates by the last two digits of the year rather than using the full four digits. Such programs could fail due to misidentification of dates on or after January 1, 2000. If such a failure were to occur to the Company's internal computer-based systems or to the crucial computer-based systems operated by third parties, the Company could be unable to process transactions, send invoices, or engage in similar normal business operations. Such failures, if they occurred, would have a material adverse effect on the Company's business, results of operations and financial condition. However, because of the complexity of the issues, the number of parties involved and the fact that many of the issues are outside the Company's control, the Company cannot reasonably predict with certainty the nature or likelihood of such effects.

     The Company has conducted a review of most of its internal computer-based systems. Much of the software used by the Company has been developed internally and is regularly modified and updated to meet the changing requirements of its business. The Company expects that its critical internal systems will be able to process relevant date information in the future to permit the Company to continue to provide its services without significant interruption or material adverse effect on its business, results of operations and financial condition. However, there can be no assurances that the Company will not experience unanticipated negative consequence caused by undetected errors or defects in the technology used in its internal systems.

     Notwithstanding the Company's expectation that its own systems will be able to process Year 2000 date information, the Company's business depends significantly on receiving uninterrupted services by other parties. The Company has made inquiries of some of these parties regarding their respective levels of preparedness for Year 2000 issues as they may affect the Company. The Company will continue to make such inquiries and will monitor the public disclosures of such companies regarding their Year 2000 status. So far, the responses to such inquiries have been generally non-committal regarding levels of preparedness or willingness to provide assurances to the Company. In almost all cases, the Company is not in a position to require either affirmative action or assurances by these parties regarding continued provision of services in the Year 2000. Accordingly, while the Company has not been advised by any of these other companies on which it depends that they do not expect to be ready for Year 2000 issues, the Company does not believe it is in a position to project the likelihood of such parties' abilities to provide uninterrupted services to the Company. The failure of any of these companies to provide uninterrupted service to the Company would likely have a material adverse effect on the Company's business and its results of operations and financial condition.

     The Company does not separately identify costs incurred in connection with Year 2000 compliance activities. To date, however, the Company does not believe such costs to be significant because they generally have been incurred in the normal course of internally modifying and updating the Company's software programs. Future expenditures are not expected to be significant and will be funded out of cash flows.

Item 7. Financial Statements

                          Independent Auditors' Report


To the Board of Directors and Shareholders
Quest Products Corporation

We have audited the accompanying balance sheet of Quest Products Corporation as of December 31, 1998, and the related statements of operations, shareholders' (deficit), and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Products Corporation as of December 31, 1998, and the results of its operations and its cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of December 31, 1998, current liabilities exceed current assets by $1,108,922. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RAICH ENDE MALTER LERNER & CO.
East Meadow, New York
September 8, 1999 except for Notes 6 and 10b for which the date is November 23, 1999

                                     - F1 -

QUEST PRODUCTS CORPORATION
Balance Sheet
December 31, 1998
================================================================================




Assets
     Current Assets
       Cash                                                             $ 12,600
       Inventory                                                           7,500
                                                                        --------

                                                                          20,100
                                                                        --------

     Investment and Advances - PhaseOut Partners                         339,612

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $26,805                                            21,610

     Patents - at cost - net of accumulated amortization of
          $12,815                                                         36,620

     Security Deposits                                                     3,506
                                                                        --------

                                                                         401,348
                                                                        --------
                                                                        $421,448
                                                                        ========



See notes to financial statements.


                                     - F2 -

QUEST PRODUCTS CORPORATION
Balance Sheet
December 31, 1998
================================================================================




Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $6,900                                                  $    16,900
       Accounts payable                                                 540,160
       Accrued officer and director's compensation                      451,493
       Loans from director and officer                                   84,938
       Accrued expenses                                                  35,531
                                                                    -----------

                                                                      1,129,022
                                                                    -----------

     Other Liabilities
       Shareholder's loan                                               191,850
                                                                    -----------

     Commitments and Contingencies

     Shareholders' (Deficit)
       Series A Convertible Preferred Stock - par value $.001 -
         authorized 600,000 shares - no shares issued and
         outstanding
       Series B Convertible Preferred Stock - par value $.001 -
         authorized 5,000,000 shares - no shares issued and
         outstanding
       Common Stock - par value $.00003 - authorized
         200,000,000 shares - 160,912,985 shares issued and
         outstanding                                                      4,827
       Capital in excess of par                                       3,555,925
       Accumulated (deficit)                                         (4,460,176)
                                                                    -----------

                                                                       (899,424)
                                                                    -----------

                                                                    $   421,448
                                                                    ===========


See notes to financial statements.

                                     - F3 -

QUEST PRODUCTS CORPORATION
Statements of Operations
================================================================================


                                                               For the Years Ended
                                                                   December 31,
                                                          ------------------------------
                                                               1998              1997
                                                          -------------    -------------

Sales - net                                               $      44,781    $     300,584

Cost of Sales                                                    18,735          145,499
                                                          -------------    -------------

                                                                 26,046          155,085
                                                          -------------    -------------

Selling Expenses                                                 25,428          277,727

General and Administrative Expenses                             543,389          494,685
                                                          -------------    -------------

                                                                568,817          772,412
                                                          -------------    -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                   (542,771)        (617,327)
                                                          -------------    -------------

Other Income (Expenses)
     Interest income                                                 15            3,966
     Interest (expense)                                         (17,634)         (33,167)
     Settlement of trade payable claim                               --           61,000
                                                          -------------    -------------

                                                                (17,619)          31,799
                                                          -------------    -------------

(Loss) Before Equity in Net Income of PhaseOut Partners        (560,390)        (585,528)

Equity in Net income of PhaseOut Partners                       272,329               --
                                                          -------------    -------------


Net (Loss)                                                $    (288,061)   $    (585,528)
                                                          =============    =============

Basic and Diluted Net (Loss) Per Share                    $         -0-   $        (.01)
                                                          =============    =============

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                     152,000,000      116,000,000
                                                          =============    =============

See notes to financial statements.

                                     - F4 -

QUEST PRODUCTS CORPORATION
Statements of Shareholders' (Deficit)
For the Years Ended December 31, 1998 and 1997
================================================================================




                                          Number of
                                        Common  Stock    Amount      Capital in
                                           Shares        $.00003      Excess of    Accumulated
                                        (Post-Split)    Par Value     Par Value     (Deficit)
                                         =====================================================

Balance - December 31, 1996              108,369,929   $     3,251   $ 3,080,051   $(3,586,587)
   Proceeds from sale of stock            22,547,118           676       171,824            --
   Stock issued for accrued services
     rendered - officers and directors     7,166,666           215       108,535            --
   Net (loss)                                     --            --            --      (585,528)
                                         -----------   -----------   -----------   -----------


Balance - December 31, 1997              138,083,713         4,142     3,360,410    (4,172,115)
   Proceeds from sales of stock           22,829,272           685       195,515            --
   Net (loss)                                     --            --            --      (288,061)
                                         -----------   -----------   -----------   -----------


Balance - December 31, 1998              160,912,985   $     4,827   $ 3,555,925   $(4,460,176)
                                         ===========   ===========   ===========   ===========


See notes to financial statements.


                                     - F5 -

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 1 of 2
================================================================================



                                                           For the Years Ended
                                                              December 31,
                                                         ----------------------
                                                            1998         1997
                                                         ======================

Cash Flows from Operating Activities
   Net (loss)                                            $(288,061)   $(585,528)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                          7,462        2,704
       Amortization                                          3,041        3,041
       Expenses paid through the issuance of stock              --       48,750
       Accrued interest                                     17,634       18,009
       Equity in net income of PhaseOut Partners          (272,329)          --
       (Increase) decrease in:
         Accounts receivable                                 2,712        1,575
         Inventories                                        60,961       58,952
         Advances for clinical study                            --       25,000
         Prepaid expenses                                    1,496        3,918
       Increase (decrease) in:
         Accounts payable                                  (43,818)     (30,349)
         Accrued officer compensation                      308,000      143,493
         Accrued expenses                                   10,229      (57,374)
                                                         ---------    ---------

                                                          (192,673)    (367,809)
                                                         ---------    ---------

Cash Flows from Investing Activities
   Acquisition of equipment                                     --       (5,500)
   Acquisition of patents                                       --       (2,435)
   Refund of security deposits                                 631           --
   Investment and advances - PhaseOut Partners             (67,283)          --
                                                         ---------    ---------

                                                           (66,652)      (7,935)
                                                         ---------    ---------

Cash Flows from Financing Activities
     Proceeds from sales of common stock                   196,200      172,500
     Repayment of notes payable - vendor                        --      (20,940)
     Loans from directors                                   50,000        5,000
Repayments to directors                                     (1,863)      (3,600)
     Repayments to shareholder                                  --      (10,000)
                                                         ---------    ---------

                                                           244,337      142,960
                                                         ---------    ---------


See notes to financial statements.

                                     - F6 -

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 2 of 2
================================================================================



                                                           For the Years Ended
                                                              December 31,
                                                         ----------------------
                                                            1998         1997
                                                         ======================

Net Decrease in Cash                                     $ (14,988)   $(232,784)

Cash - beginning                                            27,588      260,372
                                                         ---------    ---------

Cash - end                                               $  12,600    $  27,588
                                                         =========    =========



Supplemental Disclosures
     Non-cash investing and financing transactions:
         Stock issued for accrued services rendered      $      --    $  60,000
                                                         =========    =========





See notes to financial statements.

                                     - F7 -

QUEST PRODUCTS CORPORATION
Notes to Financial Statements
December 31, 1998
================================================================================


1 -  The Company

     Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company's purpose is to market and distribute its patented "Phase-Out" system smoking cessation device (the "product").

     The Company had primarily marketed the product in the United States through direct response marketing including radio, television spots and infomercials. This domestic marketing was curtailed in 1996 due to the ongoing negotiations with the Federal Trade Commission ("FTC") as discussed in Note 10a.

     In 1998, the Company began distribution of the product into domestic retail chain drug stores through PhaseOut Partners, an informal joint venture arrangement ("the Joint Venture") with SAS Group Inc. ("SAS") for which there is no written agreement. SAS handles all the marketing and operational activities of the joint venture. The Company invested $67,283, consisting of cash and inventory and shares equally in the profits. The investment in PhaseOut Partners is accounted for under the equity method, whereby the investment account is increased for contributions by the Company plus its share of the income of the joint venture and reduced for distributions and its share of any losses incurred by the joint venture.

     Following are condensed financial data of PhaseOut Partners:

               Year Ended December 31, 1998
               Net sales                                  $1,028,595
               Gross profit                                  892,162
               Net income                                    544,658

               As of December 31, 1998
               Current assets                               $611,941

               Equity                                       $611,941

     The Company also distributes the product overseas.

2 -  Summary of Significant Accounting Policies


     a. Inventory - Inventory is valued at cost (on a first-in, first-out basis) which is not in excess of market value. Inventory is comprised entirely of finished goods.

                                                                       Continued

                                     - F8 -

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

     f. Basic and Diluted Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all diluted potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of stock options. For fiscal 1998, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive. See Note 4 of the financial statements.

     g. Advertising - The Company and the joint venture expense the cost of advertising as incurred. Advertising expense was -0- and $21,000 in 1998 and 1997 respectively. The joint venture's expense was $51,000 and -0- in 1998 and 1997 respectively.

     h. Revenue Recognition - The Company's customers include end users, retailers and distributors. Revenue, less reserves for returns, is generally recognized upon shipment to the customer.

          The Joint Venture's customers are primarily retail chain drug stores. For customers to whom sales are subject to return, revenue is recognized upon collection, at which time the sale is considered final. For customers to whom sales are not subject to return, revenue is recognized upon shipment.

                                                                       Continued

                                     - F9 -

3 -  Status of the Company

     The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of December 31, 1998, current liabilities exceed current assets by $1,108,922. Those factors, as well as the Company's relatively recent entry into the marketplace, create an uncertainty about the Company's ability to continue as a going concern.

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

4 -  Warrants and Convertible Debentures

     The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if the Company had accounted for its warrants under the fair value method. The fair value of each warrant is estimated on the date of the warrant using the Black- Scholes option pricing model with the following weighted average assumptions:

                                                   1998           1997
                                                -------------------------
          Assumptions:
            Expected life of warrants           3.6 years       4.7 years
            Risk free interest rate                  6.0%             5.5%
            Volatility of stock                       66%             553%
            Expected dividend yield                   --               --

          The weighted average fair value of the warrants granted during 1998 and 1997 was $173,561 and $220,000, respectively. Had the fair value of the warrants been amortized to expense over the related service period, the pro forma impact on earnings of the stock- based compensation for the warrants under the provision would have been as follows:

                                                   1998           1997
                                                -------------------------
          Net (Loss):
            As reported                         $(288,061)     $(585,528)
            Pro forma                           $(660,223)     $(844,053)

          Earnings Per Share:
            As reported                         $   - 0 -      $    (.01)
            Pro forma                           $   - 0 -      $    (.01)

                                                                       Continued

                                     - F10 -

          In accordance with SFAS 123, the weighted average fair value of warrants is required to be based on a theoretical statistical model using the preceding assumptions. In actuality, the Company's warrants do not trade on a secondary exchange and, therefore, the employees and directors cannot derive any benefit from holding the warrants under these plans without an increase in the market price of Company stock. Such an increase in stock price would benefit all shareholders commensurately.

     a. Warrants -Presented below is a summary of warrant activity for the years shown: All warrants are immediately exercisable upon grant.

                                                                Weighted Average
                                                Warrants         Exercise Price
                                              ----------------------------------
          Balance - December 31, 1996          31,248,011             0.08
            Granted                            24,297,118             0.04
            Expired                            (3,034,000)            0.25
                                              -----------

          Balance - December 31, 1997          52,511,129             0.05
            Granted                            12,272,216             0.04
                                              -----------

          Balance - December 31, 1998          64,783,345             0.05
                                              ===========


     The  following  table   summarizes   information  for  warrants   currently
     outstanding and exercisable at December 31, 1998:

                                          Warrants Outstanding
                           ---------------------------------------------------
           Range of                        Weighted Average   Weighted Average
            Prices            Number       Remaining Life      Exercise Price
          -----------      ---------------------------------------------------
         $.015 - .025       5,750,000         3 years               0.02
          .030 - .040      16,500,000         3 years               0.03
          .050 - .075      37,377,284         2 years               0.05
          . 10 - .15        5,156,061         1 year                0.13
                           ----------

         $.015 - .150      64,783,345         2 years               0.05
                           ==========

     b. 1992 Convertible Debentures - In 1992, the Company initiated a series of private placement offerings of two and three-year Subordinated Convertible Debentures with an annual interest rate of 10% and with variable conversion rates (ranging from $.05 to $.10 per share). These offerings raised a total of $117,500. The Company is in default on interest payments and is in violation of covenants. Of the original $117,500 raised, $107,500 has been paid back or converted into stock. As of December 31, 1998, $10,000 of principal and $6,900 of interest remain unpaid or unconverted on these debentures.

                                                                       Continued

                                     - F11 -

5 -  Related Party Transactions

     a. Loans from Former Officer and Director - A former officer is owed $33,953 by the Company. The amount is payable with a stated interest rate of 11%. Effective June 30, 1997, the former officer agreed to no longer charge interest.

          During 1998, the Company received $50,000 from a director payable with a stated interest rate of 10%. Accrued interest at December 31, 1998 amounted to $986.

     b. Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals acquired an 18% ownership interest for $500,000. In addition, if and when any warrants existing at the time of the $500,000 investment to purchase common stock of the Company are exercised or, if during the next five years the Company raises additional funds through issuance of equity, then the investors will be issued, without additional payment, additional shares of common stock of the Company pro rata so that they will own in the aggregate 18% of the then outstanding shares of common stock of the Company. The two individuals were awarded seats on the Board of Directors and officers positions. In addition, the two individuals each received 9,778,975 warrant shares with the same anti-dilution provisions as the investor group. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July, 1996 through November, 1997. During 1997, these two individuals each agreed to receive 3,333,333 shares of stock in lieu of $50,000 in accrued consulting fees. In December, 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December, 1997 through November, 2002 and issued options to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of December 31, 1998, the two individuals were owed $192,500 each in accrued consulting fees and salaries. As of December 31, 1998, the investor group owns 28,064,340 shares and the two individuals have warrants to purchase 31,877,284 shares under these anti-dilution provisions.

          A former director, who was previously the Company's chief executive officer, entered into a consulting agreement with the Company for $2,000 per month from October, 1997 through September, 1998. As of December 31, 1998, he is owed $66,493 in accrued salary, consulting fees and expenses.

6 -  Shareholder's Loan

     During 1996, the Company received $200,000 from an individual as a loan in connection with the Company's media campaign. Repayments of $35,000 were made in cash and $7,500 in stock. In November 1999, the Company issued 2,875,000 shares of Company stock in repayment of the $157,500 loan balance and any accrued interest. Consequently, this debt has been reclassified to long term liabilities at December 31, 1998.

                                                                       Continued

                                     - F12 -

7 -  Income Taxes

     The Company has available net operating loss carryforwards of approximately $5,300,000, which expire in 2002 until 2013. Deferred income taxes reflect the net tax effects of net operating loss carryforwards and result in deferred tax assets of approximately $1,590,000 and $1,350,000 respectively at December 31, 1998 and 1997, respectively, which were fully offset by valuation allowances due to uncertainties surrounding the ultimate realization of these assets.


8 -  Lease Commitments

     The Company is obligated under a lease for office space through November, 2001. Rental expense was $60,361 and $38,760 for 1998 and 1997, respectively. The future minimum lease payments required under this lease are as follows:

                          1999                 $ 60,449
                          2000                   62,626
                          2001                   49,941


9 -  Economic Dependence

     The Company purchased 100% of its products from one vendor in 1998 and from two other vendors in 1997.

10 - Contingencies

     a. Regulatory Matters - On June 1, 1993, the U.S. Food and Drug Administration ("FDA") sent a warning letter to the Company. The letter stated that due to the Company's marketing and promotional materials used at the time for the product, the FDA believed the product was being sold as a medical device and should be subject to regulation as a medical device under the Federal Food, Drug and Cosmetic Act ("FDC Act"), and that the product was in violation of certain provisions of that Act.

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

                                                                       Continued

                                     - F13 -

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

          On August 20, 1996, a consent order was agreed to with the FTC which settled charges that various advertising claims for the product were unsubstantiated or false. The order required the Company to send a postcard to identifiable past-purchasers of the product notifying them of the FTC's action and advising them that the product has not been proven to reduce the risk of smoking-related diseases or make cigarettes safer. The order also prohibits the Company from making certain claims in its current advertising. The Company's cost to comply with this order was $15,102.

          On April 7, 1999, the Company received a letter from the FTC concluding, on the assumption that the information submitted is accurate and complete, that no action is indicated.

     b. Other - In February 1995, the Company's former attorney, John B. Lowy, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $39,000. In July 1997, the Company agreed to pay the balance owed of $16,603. Payments of $7,000 were made in 1997 against this liability. The remaining balance of $9,603 was paid in monthly installments of $1,000 through October 1998.

          In January 1998, the Company's former advertising agency, Popofsky Advertising, Inc., brought an action against the Company in New York State Supreme Court, New York County for unpaid services rendered in the amount of $74,000. In March 1998, the parties reached an agreement to settle all claims. The Company paid Popofsky Advertising, Inc. $50,000 in installments of $15,000 in December 1998, and the final $35,000 in July 1999.

          In July 1997, the Company's former attorney, who is a relative of a former director, brought an action against the Company in New York State Supreme Court, New York County for unpaid attorney fees and disbursements of approximately $18,000. During 1997, $5,000 was paid by the Company and, therefore, the financial statements include a liability for approximately $13,000 payable to this party. In October 1999, the Company and the former attorney agreed to settle this action whereby the Company issued 300,000 shares to the former attorney in payment of any and all liabilities.


11 - Disclosure About Fair Value of Financial Instruments

     The carrying amounts of cash, accounts receivable, accounts payable and other current assets and liabilities approximate fair value because of the short maturity of these items.

     The carrying amounts of various loans payable exceed the fair value by approximately $3,000, based on an estimated borrowing rate of 10%.

                                                                       Continued

                                     - F14 -

     These fair value estimates are subjective in nature and involve uncertainties and matters of significant judgment and, therefore, cannot be determined with precision. Changes in assumptions could significantly affect these estimates.

12 - Fourth Quarter Adjustment - Unaudited

     For the three months ended December 31, 1998, the Company recorded an adjustment to reclassify the results of the operations of the Company's investment in the Joint Venture from separate line items to a single line item. This reclassification had no effect on the Company's net income. A reconciliation of the effect of this adjustment follows:

                                                                     1998
                                                              Three months ended
                                                        March 31    June 30   Sept. 30
                                                        --------   --------   --------
     Net sales as previously reported                   $282,072   $ 54,876   $117,330

     Less sales allocated to Joint Venture               262,602     50,247    112,325
                                                        --------   --------   --------

     Net sales as restated                              $ 19,470   $  4,629   $  5,005
                                                        ========   ========   ========


     Gross profit as previously reported                $232,747   $ 30,952   $101,581

     Less gross profit allocated to Joint Venture        219,940     28,392     98,268
                                                        --------   --------   --------

     Gross profit as restated                           $ 12,807   $  2,560   $  3,313
                                                        ========   ========   ========


     Selling expenses as previously reported            $171,071   $ 24,979   $ 63,302

     Less selling expenses allocated to Joint Venture    151,526     21,368     61,552
                                                        --------   --------   --------

     Selling expenses as restated                       $ 19,545   $  3,611   $  1,750
                                                        ========   ========   ========


     General and administrative expenses as
          previously reported                           $148,310   $132,600   $138,509
     Less general and administrative expenses
          allocated to Joint Venture                       2,626        502      1,123
                                                        --------   --------   --------
     General and administrative expenses
          as restated                                   $145,684   $132,098   $137,386
                                                        ========   ========   ========

                                                                       Continued

                                     - F15 -

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                                      NONE


Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16 (a) of the Exchange Act.

     The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                         Age                    Position(s) with the Company
----                         ---                    ----------------------------

Burton A. Goldstein          63               Chairman of the Board of Directors
                                              Secretary, Chief Executive Officer

Herbert M. Reichlin          57                            President, Treasurer,
                                               Chief Operating Officer, Director

Richard Bruno                53                                         Director

James F. Leary               69                                         Director

Luther H. Hodges, Jr.        62                                         Director

Alfred Fabricant             45                                         Director

Richard Mascola              62                                         Director

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

     RICHARD BRUNO has been a Director of the Company since June 1998. Prior to retirement, Mr. Bruno was employed as Managing Director of NASDAQ trading at Paine Webber Inc. from 1964 thru June 1998.

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

     DR. RICHARD F. MASCOLA has been a Director since December 16, 1997. Dr. Mascola is a practicing Doctor of Dental Surgery and is President of the American Dental Association. Dr. Mascola was educated at Holy Cross (1958) at New York University College of Dentistry, D.D.S. and at Brookdale Dental Center of New York University.

Compliance With Section 16(a) of The Securities Exchange Act of 1934

     The Company does not have any securities registered under Section 12 of the Securities Exchange Act of 1934, and, accordingly, compliance with Section 16(a) thereof is not required or applicable.


Item 10. Executive Compensation

     The following table sets forth the annual long-term compensation for the Company's Chief Executive Officer, and the only other executive officer during the Company's last three fiscal years:

                           Summary Compensation Table

                                                     Annual          Long-Term
                                                  Compensation     Compensation
                                                                    Securities
                                                                    Underlying
Name and Principal Positions              Year       Salary         Warrants (#)
--------------------------------------------------------------------------------

Burton A. Goldstein                       1998      $150,000         4,511,108
(Chief Executive Officer)                 1997      $ 67,500        10,648,559
                                          1996      $ 30,000         9,778,975

Herbert M. Reichlin                       1998      $150,000         4,511,108
(President and Chief Operating Officer)   1997      $ 67,500        10,648,559
   Chief Operating Officer)               1996      $ 30,000         9,778,975

Warrant Grants in Last Fiscal Year

     The following table sets forth certain information concerning warrants granted during 1998 to the named executives:

                                Individual Grants

                          Number of         % of Total      Exercise
                         Securities      Warrants Granted   or Base
                         Underlying      to Employees in     Price    Expiration
Name                  Warrants Granted     Fiscal Year     ($/share)     Date
--------------------------------------------------------------------------------

Burton A. Goldstein        500,000              4%            0.04      2/15/01
                           500,000              4%            0.015     2/15/03
                         3,511,108             29%            0.05      7/10/01

Herbert M. Reichlin        500,000              4%            0.04      2/15/01
                           500,000              4%            0.015     2/15/03
                         3,511,108             29%            0.05      7/10/01

Aggregated Warrant Exercises in Last Fiscal Year and Fiscal Year-End Warrant Values

     The following table summarizes warrants exercised during 1998 and presents the value of unexercised warrants held by the named executives at fiscal year-end:

                                                   Number of
                                                   Securities
                                                   Underlying        Value of
                          Shares                   Unexercised      Unexercised
                         Acquired                  Warrants at     In-the-Money
                            on         Value       Fiscal Year-      Warrants at
                         Exercise     Realized     End (#) All     Fiscal Year-
Name                        (#)         ($)        Exercisable        End ($)
--------------------------------------------------------------------------------

Burton A. Goldstein          0           0          24,938,642           0

Herbert M. Reichlin          0           0          24,938,642           0

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

(b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below:

                                                        Shares of Common Beneficially Owned
Name and Address                                       ------------------------------------
Of Beneficial Owner                                Shares Owned    Shares Acquirable               Percent Owned
-------------------                                ------------    Within 60 Days (1)              -------------
                                                                   ------------------

Burton A. Goldstein                                 5,333,333         24,938,642                      16.3%
6900 Jericho Turnpike
Syosset, New York 11791

Herbert M. Reichlin                                 5,333,333         24,938,642                      16.3%
6900 Jericho Turnpike
Syosset, New York 11791

James F. Leary                                        998,653          2,000,000                       1.8%
6900 Jericho Turnpike
Syosset, New York 11791

Luther H. Hodges, Jr                                3,412,143          2,000,000                       3.3%
6900 Jericho Turnpike
Syosset, New York 11791

Alfred Fabricant                                    2,806,434            750,000                       2.2%
6900 Jericho Turnpike
Syosset, New York 11791

Richard Mascola                                     2,806,434            750,000                       2.2%
6900 Jericho Turnpike
Syosset, New York 11791

Richard Bruno                                       2,500,000            250,000                       1.7%
6900 Jericho Turnpike
Syosset, New York 11791

Bernard Gutman                                     15,430,462(2)                                       9.6%
1950 S. Ocean Drive
Hallandale, Florida 33009

Products & Patents, Ltd. ("P&P")                    1,350,349                                          0.8%
1950 S. Ocean Drive
Hallandale, Florida 33009

All Directors and Officers and Beneficial Owners   94,248,076                                         43.5%
of more than 5% of the Company's Common Stock

(1) Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to have "beneficial ownership" of any Common Stock over which that person has or shares voting or investment power, plus any Common Stock that person may acquire within 60 days, including through the exercise of a stock option or the conversion of a convertible security.

(2) Includes 1,350,349 shares held by P&P inasmuch as Bernard Gutman is an officer and director of P&P. Mr. Gutman has sole discretionary power of these shares. P&P currently has no active business operations.

Item 12. Certain Relationships and Related Transactions

a. Loans from Director and Former Officer - A former officer is owed $33,953 by the Company. The amount is payable with a stated interest rate of 11%. Effective June 30, 1997, the former officer agreed to no longer charge interest.

     During 1998, the Company received $50,000 from a director payable with a stated interest rate of 10%. Accrued interest at December 31, 1998 amounted to $986.

b. Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals acquired an 18% ownership interest for $500,000. In addition, if and when any warrants existing at the time of the $500,000 investment to purchase common stock of the Company are exercised or, if during the next five years the Company raises additional funds through issuance of equity, then the investors will be issued, without additional payment, additional shares of common stock of the Company pro rata so that they will own in the aggregate 18% of the then outstanding shares of common stock of the Company. The two individuals were awarded seats on the Board of Directors and officers positions. In addition, the two individuals each received 9,778,975 warrant shares with the same anti-dilution provisions as the investor group. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July, 1996 through November, 1997. During 1997, these two individuals each agreed to receive 3,333,333 shares of stock in lieu of $50,000 in accrued consulting fees. In December, 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December, 1997 through November, 2002 and issued options to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of December 31, 1998, the two individuals were owed $192,500 each in accrued consulting fees and salaries.

     A former director, who was previously the Company's chief executive officer, entered into a consulting agreement with the Company for $2,000 per month from October, 1997 through September, 1998. As of December 31, 1998, he is owed $66,493 in accrued salary, consulting fees and expenses.

Item 13. Exhibits and Reports on Form 8-K

(A)  Exhibits

         3.1  Articles of Incorporation (4)

         3.2  By-laws (4)

       10.01  Agreement dated August 21, 1995 with J&R Intercontinental (3)

       10.02 Consulting Agreement dated July 9, 1996 between the Company and Herbert M. Reichlin (2)

       10.03 Consulting Agreement dated July 9, 1996 between the Company and American Employer Service Corporation (2)

       10.04 Warrant Agreement dated July 9, 1996 between the Company and Herbert M. Reichlin (2)

       10.05 Warrant Agreement dated July 9, 1996 between the Company and Burton A. Goldstein (2)

       10.06 Warrant Agreement dated July 9, 1996 between the Company and Milton J. Walters (2)

       10.07  Securities Purchase Agreement dated July 9, 1996 (2)

       10.08 Agreement dated April 30, 1997 with Kingdom Blinds Manufacturing, Inc. (1)

       10.09 Employment Agreement dated December 1, 1997 between the Company and Burton A. Goldstein. (1)

       10.10 Employment Agreement dated December 1, 1997 between the Company and Herbert M. Reichlin. (1)

       10.11 Consulting Agreement dated December 9, 1997 between the Company and Bernard Gutman. (1)

              (1) Incorporated by reference to Exhibits to Form 10K for fiscal year ended December 31, 1997.

              (2) Incorporated by reference to Exhibits to Form 10K for fiscal year ended December 31, 1996.

              (3) Incorporated by reference to Exhibits to Form 10K for fiscal year ended December 31, 1995.

              (4) Incorporated by reference to Exhibits to Form 10K for fiscal year ended December 31, 1989.

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  QUEST PRODUCTS CORPORATION

Dated:   December 1, 1999                         By: /s/:
                                                    ----------------------------
                                                  Herbert M. Reichlin, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURES AND TITLE                                           DATE
      --------------------                                           ----

                                                               December 15, 1999
-----------------------------------
Burton A. Goldstein
Chairman of the Board of Directors
Secretary, Chief Executive Officer

                                                               December 15, 1999
-----------------------------------
Herbert M. Reichlin
President, Treasurer, Chief
Operating Officer, Director

                                                               December 15, 1999
-----------------------------------
Richard Bruno
Director

                                                               December 15, 1999
-----------------------------------
James F. Leary
Director

                                                               December 15, 1999
-----------------------------------
Luther H. Hodges, Jr.
Director

                                                               December 15, 1999
-----------------------------------
Alfred Fabricant
Director

                                                               December 15, 1999
-----------------------------------
Richard Mascola
Director

                            SUPPLEMENTAL INFORMATION

     Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants  Which Have Not  Registered  Pursuant to
Section 12 of the Act.


                                      NONE