Form 10-Q
period 1999-03-31
QUEST PRODUCTS CORP
filed 2000-01-31
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended March 31, 1999

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


                                YES  _X_        NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

         Class                               Outstanding at September 30, 1999
-----------------------                      ---------------------------------
Common Stock, par value                                 174,162,985
$.00003 per share

PART 1 FINANCIAL INFORMATION
Item 1, financial statements


QUEST PRODUCTS CORPORATION
FINANCIAL STATEMENTS (Unaudited)
March 31, 1999



Financial Statements                                                        Page
                                                                            ----


Balance Sheet                                                              3 - 4


Statements Operations                                                          5


Statements of Shareholders' (Deficit)                                          6


Statements of Cash Flows                                                   7 - 8


Notes to Financial Statements                                             9 - 11


Management's Discussion and Analysis                                     12 - 14


Other Information                                                             15


Signatures                                                                    16

QUEST PRODUCTS CORPORATION
Balance Sheet
March 31, 1999

(Unaudited)



Assets
     Current Assets
       Cash                                                             $  1,358
       Inventory                                                           7,486
                                                                        --------
                                                                           8,844
                                                                        --------
     Investment and Advances - PhaseOut Partners                         349,060

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $28,962                                            19,453

     Patents - at cost - net of accumulated amortization of
       $13,575                                                            35,860

     Security Deposits                                                     3,506
                                                                        --------
                                                                         407,879
                                                                        --------
                                                                        $416,723
                                                                        ========

See notes to financial statements.

QUEST PRODUCTS CORPORATION
Balance Sheet
March 31, 1999

(Unaudited)



Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $7,150                                                  $    17,150
       Accounts payable                                                 554,285
       Accrued officer and director's compensation                      526,493
       Loans from director and officer                                   86,188
       Accrued expenses                                                  40,713
                                                                    -----------

                                                                      1,224,829
                                                                    -----------

     Other Liabilities
       Shareholder's loan                                               195,762
                                                                    -----------

     Commitments and Contingencies

     Shareholders' (Deficit)
       Series A Convertible Preferred Stock - par value  $.001 -
        authorized 600,000 shares - no shares issued and
        outstanding
      Series B Convertible Preferred Stock - par  value  $.001 -
       authorized 5,000,000 shares - no shares issued and
       outstanding
      Common  Stock - par value $.00003 - authorized
       200,000,000 shares - 160,912,985 shares issued and
       outstanding                                                        4,827
      Capital in excess of par                                        3,555,925
      Accumulated (deficit)                                          (4,564,620)
                                                                    -----------

                                                                     (1,003,868)
                                                                    -----------

                                                                       $416,723
                                                                    ===========

See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Operations

(Unaudited)

                                                                            For the Three Months Ended
                                                                                    March 31,
                                                                   ---------------------------------------
                                                                        1999                      1998
                                                                   ---------------------------------------
Sales - net                                                        $         120             $      19,470

Cost of Sales                                                                 13                     6,663
                                                                   -------------             -------------

                                                                             107                    12,807
                                                                   -------------             -------------

Selling Expenses                                                           8,078                    19,545

General and Administrative Expenses                                      100,509                   145,684
                                                                   -------------             -------------

                                                                         108,587                   165,229
                                                                   -------------             -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                            (108,480)                 (152,422)
                                                                   -------------             -------------

Other Income (Expenses)
     Interest income                                                        --                           7
     Interest (expense)                                                   (5,412)                   (4,162)
                                                                   -------------             -------------

                                                                          (5,412)                   (4,155)
                                                                   -------------             -------------

(Loss) Before Equity in Net Income of PhaseOut Partners                 (113,892)                 (156,577)

Equity in Net income of PhaseOut Partners                                  9,448                    65,788
                                                                   -------------             -------------

Net (Loss)                                                         $    (104,444)            $     (90,789)
                                                                   =============             =============


Basic and Diluted Net (Loss) Per Share                             $         NIL             $         NIL
                                                                   =============             =============

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                              161,000,000               123,000,000
                                                                   =============             =============



See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statement of Shareholders' (Deficit)
For the Three Months Ended March 31, 1999
(Unaudited)


                                                  Number of
                                                Common  Stock          Amount         Capital in
                                                    Shares            $.00003          Excess of       Accumulated
                                                 (Post-Split)        Par Value         Par Value        (Deficit)
                                                 ------------        ---------         ---------        ---------



Balance - December 31, 1998                      160,912,985       $     4,827       $ 3,555,925       $(4,460,176)


Net (loss)                                              --                --                --            (104,444)
                                                 -----------       -----------       -----------       -----------


Balance - March 31, 1999                         160,912,985       $     4,827       $ 3,555,925       $(4,564,620)

                                                 ===========       ===========       ===========       ===========










See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                             Page 1 of 2
(Unaudited)


                                                                           For the Three Months Ended
                                                                                    March 31,
                                                                    ---------------------------------------
                                                                          1999                      1998
                                                                    ---------------------------------------
Cash Flows from Operating Activities
   Net (loss)                                                          $(104,444)                 $ (90,789)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                                        2,157                        676
       Amortization                                                          760                        773
       Accrued interest                                                    5,412                      4,162
       Equity in net income of PhaseOut Partners                          (9,448)                   (65,654)
       (Increase) decrease in:
         Accounts receivable                                                --                        2,277
         Inventories                                                          14                     53,191
       Increase (decrease) in:
         Accounts payable                                                 14,125                    (25,226)
         Accrued officer compensation                                     75,000                     81,000
         Loans from directors                                               --                       (1,400)
         Accrued expenses                                                  5,182                      1,724
                                                                       ---------                  ---------

                                                                         (11,242)                   (39,264)
                                                                       ---------                  ---------

Cash Flows from Investing Activities
   Investment and advances - PhaseOut Partners                              --                      (67,283)
                                                                       ---------                  ---------

                                                                            --                      (67,283)
                                                                       ---------                  ---------

Cash Flows from Financing Activities
     Proceeds from sales of common stock                                    --                      146,200
                                                                       ---------                  ---------

                                                                          --                        146,200
                                                                       ---------                  ---------



See notes to financial statements.

QUEST PRODUCTS CORPORATION

Statements of Cash Flows                                             Page 2 of 2

(Unaudited)

                                                                            For the Three Months Ended
                                                                                     March 31,
                                                                    ---------------------------------------

                                                                            1999                       1998
                                                                    ---------------------------------------

Net Decrease in Cash                                                   $ (11,242)                 $  39,653

Cash - beginning                                                          12,600                     27,588
                                                                       ---------                  ---------

Cash - end                                                             $   1,358                  $  67,241
                                                                       =========                  =========





See notes to financial statements.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 1999


1.   BACKGROUND AND BASIS OF PRESENTATION

     Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company's purpose is to market and distribute its patented "Phase-Out" system smoking cessation device (the "product").

     The Company had primarily marketed the product in the United States through direct response marketing including radio, television spots and infomercials. This domestic marketing was curtailed in 1996 due to the ongoing negotiations with the Federal Trade Commission ("FTC"), which have been concluded.

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

     Following are condensed financial data of PhaseOut Partners:

                  Three Months Ended March 31, 1999
                  Net sales                                          $    32,672
                  Gross profit                                            30,090
                  Net income                                              18,896

                  As of March 31, 1999
                  Current assets                                     $   630,837

                  Equity                                             $   630,837

     The Company also distributes the product overseas.

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations ($104,444 in 1999 and $90,789 in 1998), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and may seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 1999


     The interim statements were prepared pursuant to the requirements for reporting on Form 10- QSB. The interim financial statements and notes thereto should be read in conjunction with the financial statements and notes included in the Company's latest Annual Report on Form 10-KSB for the year ended December 31, 1998. In the opinion of management, the interim financial statements reflect all adjustments of a normal recurring nature necessary for a fair statement of the results for interim periods. The current period results of operations are not necessarily indicative of the results for the entire year ending December 31, 1999.

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

     During 1998, the Company received $50,000 from a director, payable with a stated interest rate of 10%. Accrued interest at March 31, 1999 amounted to $2,236.

     Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals which acquired an 18% ownership interest for $500,000 was awarded two seats on the Board of Directors and one officer's position. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July 1996 through November 1997. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued options to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of March 31, 1999, the two individuals were owed $230,000 each in accrued consulting fees and salaries.

     A former director, who was previously the Company's chief executive officer, entered into a consulting agreement with the Company for $2,000 per month from October 1997 through September 1998. As of March 31, 1999, he is owed $66,493 in accrued salary, consulting fees and expenses.

4.   SHAREHOLDER'S LOAN

     During 1996, the Company received $200,000 from an individual as a loan in connection with the Company's media campaign. Repayments of $35,000 were made in cash and $7,500 in stock. In November 1999, the Company issued 2,875,000 shares of Company stock in repayment of the $157,500 loan balance and any accrued interest. Consequently, this debt has been reclassified to long term liabilities at March 31, 1999.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 1999



5.   COMMITMENTS, CONTINGENCIES AND OTHER COMMENTS.

     Dependence on Major Customers and Suppliers - Domestic retail sales represent approximately 99% of sales with only one retail customer representing more than 10% of total sales.

     The Company is currently purchasing 100% of its products from one vendor.

     Regulatory Matters - There have been no changes in the status of regulatory inquiries by the Food and Drug Administration (FDA) and the Federal Trade Commission (FTC).

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis


                              Results of Operations
                   Three Months Ended March 31, 1999 Compared
                      to Three Months Ended March 31, 1998


     The Company  incurred a net loss of  $104,444  for the three  months  ended
March 31, 1999 as compared to the loss of $90,789 for the three months ended March 31, 1998.

     During 1998, the Company began distribution of the PhaseOut product into retail chain stores, totalling approximately 12,000 stores, through an informal joint venture with SAS Group, Inc. ("SAS"), for which it is entitled to 50% of the income. There is no written agreement for this joint venture. SAS handles all the marketing and operational activities of the joint venture. The investment in the joint venture is accounted for under the equity method whereby the investment account is increased for contributions by the Company plus its share of the income of the joint venture and reduced for distributions and its share of any losses incurred by the joint venture. The Company's results of operations include its 50% share of the income from the joint venture as a separate line item. As such, sales, cost of sales and selling expenses of the joint venture are reported in this separate "equity in net income of the joint venture" line item.

     Sales decreased by $19,350 principally because of the change in the Company's operations as described above.

     Cost of sales decreased by $6,650 principally because of the change in the Company's operations as described above.

     Selling expenses decreased by $11,467 principally because of the change in the Company's operations as described above. The decrease in the Company's expense was primarily attributable to an approximately $14,000 decrease in expenses incurred in connection with the after market automobile products program which ended in January 1998.

     General and administrative expenses decreased by approximately $45,000 from $146,000 to $101,000. This decrease is primarily attributable to a decrease in professional and consulting fees.

     Interest expense increased by approximately $1,000 from $4,000 to $5,000 due to additional borrowing.

     The Company maintains a $1,000,000 liability insurance policy.

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis


                         Liquidity and Capital Resources

Cash of $11,242 was used for operations for the 3 months ended March 31, 1999 as compared to $39,264 used in the same period of last year. Cash decreased during the 3 months ended March 31, 1999 by $11,242.

The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                            March 31,           December 31,       March 31,
                              1999                 1998               1998
                              ----                 ----               ----
Working capital
(deficiency)             $1,215,985             $1,108,922           $956,510
Current ratios              0.007:1                 0.15:1             0.81:1

In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. The Company is also seeking an additional $400,000 of financing under the same terms and conditions as offered to the officers and directors. As of March 31, 1999, the Company has received $368,700. There is no assurance that the Company will be able to obtain additional financing.

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

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis

New Products

     In October 1999, the Company has successfully completed development of adjustable polarized sunglasses, which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses or altering the frame. The Company will strive to begin worldwide distribution during 2000

                               Regulatory Matters

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


                                                 QUEST PRODUCTS CORPORATION


Dated:  January 25, 2000

                                                 /S/: Herbert M. Reichlin
                                                 ------------------------------
                                                 Herbert M. Reichlin, President