Form 10-Q
period 1999-06-30
QUEST PRODUCTS CORP
filed 2000-01-31
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period ended June 30, 1999

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


QUEST PRODUCTS CORPORATION
FINANCIAL STATEMENTS (Unaudited)
June 30, 1999



Financial Statements                                                       Page
                                                                           ----


Balance Sheet                                                             3 - 4


Statements Operations                                                     5 - 6


Statements of Shareholders' (Deficit)                                         7


Statements of Cash Flows                                                  8 - 9


Notes to Financial Statements                                           10 - 12


Management's Discussion and Analysis                                    13 - 15


Other Information                                                            16


Signatures                                                                   17

QUEST PRODUCTS CORPORATION
Balance Sheet
June 30, 1999

(Unaudited)



Assets
     Current Assets
       Cash                                                             $152,432
       Inventory                                                           7,479
                                                                        --------

                                                                         159,911
                                                                        --------

     Investment and Advances - PhaseOut Partners                         326,922

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $31,119                                            17,296

     Patents - at cost - net of accumulated amortization of
       $14,335                                                            35,100

     Security Deposits                                                     3,506
                                                                        --------

                                                                         382,824
                                                                        --------

                                                                        $542,735
                                                                        ========


See notes to financial statements.

QUEST PRODUCTS CORPORATION
Balance Sheet
June 30, 1999

(Unaudited)



Liabilities and Shareholders' (Deficit)
   Current Liabilities
    1992 convertible debentures - including accrued interest
     of $7,400                                                      $    17,400
    Accounts payable                                                    540,896
    Accrued officer and director's compensation                         601,493
    Loans from director and officer                                      87,438
    Accrued expenses                                                     43,713
                                                                    -----------

                                                                      1,290,940
                                                                    -----------

   Other Liabilities
    Shareholder's loan                                                  199,674
                                                                    -----------

   Commitments and Contingencies

   Shareholders' (Deficit)
    Series A Convertible Preferred Stock - par value $.001 -
     authorized 600,000 shares - no shares issued and
     outstanding
    Series B Convertible Preferred Stock - par value $.001 -
     authorized 5,000,000 shares - no shares issued and
     outstanding
    Common Stock - par value $.00003 - authorized
     200,000,000 shares - 167,662,985 shares issued and
     outstanding                                                          4,832
     Capital in excess of par                                         3,740,920
     Accumulated (deficit)                                           (4,693,631)
                                                                    -----------

                                                                       (947,879)
                                                                    -----------

                                                                    $   542,735
                                                                    ===========

See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Operations
(Unaudited)

                                                                      For the Six Months Ended
                                                                             June 30,
                                                                ----------------------------------
                                                                         1999                 1998
                                                                ----------------------------------
Sales - net                                                     $         170        $      24,099

Cost of Sales                                                              20                8,732
                                                                -------------        -------------

                                                                          150               15,367
                                                                -------------        -------------

Selling Expenses                                                       12,530               23,156

General and Administrative Expenses                                   222,561              277,782
                                                                -------------        -------------

                                                                      235,091              300,938
                                                                -------------        -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                         (234,941)            (285,571)
                                                                -------------        -------------

Other Income (Expenses)
     Interest income                                                     --                     15
     Interest (expense)                                               (10,824)              (8,324)
                                                                -------------        -------------

                                                                      (10,824)              (8,309)
                                                                -------------        -------------

(Loss) Before Equity in Net Income of PhaseOut Partners              (245,765)            (293,880)

Equity in Net income of PhaseOut Partners                              12,310               72,310
                                                                -------------        -------------

Net (Loss)                                                      $    (233,455)       $    (221,570)
                                                                =============        =============

Basic and Diluted Net (Loss) Per Share                          $        NIL         $         NIL
                                                                =============        =============
Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                           162,000,000          124,000,000
                                                                =============        =============


See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Operations
(Unaudited)


                                                                      For the Quarter  Ended
                                                                            June 30,
                                                                 ----------------------------------
                                                                      1999                1998
                                                                 ----------------------------------
Sales - net                                                      $          50        $       4,629

Cost of Sales                                                                7                2,069
                                                                 -------------        -------------

                                                                            43                2,560
                                                                 -------------        -------------

Selling Expenses                                                         4,452                3,611

General and Administrative Expenses                                    122,052              132,098
                                                                 -------------        -------------

                                                                       126,504              135,709
                                                                 -------------        -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                          (126,461)            (133,149)
                                                                 -------------        -------------

Other Income (Expenses)
     Interest income                                                        --                    8
     Interest (expense)                                                 (5,412)              (4,162)
                                                                 -------------        -------------

                                                                        (5,412)              (4,154)
                                                                 -------------        -------------

(Loss) Before Equity in Net Income of PhaseOut Partners               (131,873)            (137,303)

Equity in Net income of PhaseOut Partners                                2,862                6,522
                                                                 -------------        -------------

Net (Loss)                                                       $    (129,011)       $    (130,781)
                                                                 =============        =============

Basic and Diluted Net (Loss) Per Share                           $        NIL         $         NIL
                                                                 =============        =============

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                            163,000,000          125,000,000
                                                                 =============        =============


See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statement of Shareholders' (Deficit)
For the Six Months Ended June 30, 1999

(Unaudited)


                                                   Number of
                                                 Common  Stock       Amount        Capital in
                                                     Shares         $.00003         Excess of         Accumulated
                                                  (Post-Split)     Par Value        Par Value         (Deficit)
                                                 -----------------------------------------------------------------
Balance - December 31, 1998                      160,912,985      $     4,827      $ 3,555,925        $(4,460,176)


Proceeds from sale of stock                        6,750,000                5          134,995                 --


Proceeds from issuance of stock options                   --               --           50,000                 --


Net (loss)                                                --               --              --            (233,455)
                                                 -----------      -----------      -----------        -----------

Balance - June 30, 1999                          167,662,985      $     4,832      $ 3,740,920        $(4,693,631)
                                                 ===========      ===========      ===========        ===========








See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Cash Flows
(Unaudited)

                                                                   For the Six  Months Ended
                                                                          June 30,
                                                                -------------------------------
                                                                    1999               1998
                                                                -------------------------------
Cash Flows from Operating Activities
   Net (loss)                                                   $(233,455)        $(221,570)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                                 4,314             1,352
       Amortization                                                 1,520             1,546
       Accrued interest                                            10,824             8,324
       Equity in net income of PhaseOut Partners                  (12,310)          (72,176)
       (Increase) decrease in:
         Accounts receivable                                           --             2,712
         Inventories                                                   21            56,177
       Increase (decrease) in:
         Accounts payable                                             736           (35,663)
         Accrued officer compensation                             150,000           162,000
         Loans from directors                                        --              (1,863)
         Accrued expenses                                           8,182               111
                                                                ---------         ---------

                                                                  (70,168)          (99,050)
                                                                ---------         ---------

Cash Flows from Investing Activities
   Investment and advances - PhaseOut Partners                     25,000           (67,283)
                                                                ---------         ---------

                                                                   25,000           (67,283)
                                                                ---------         ---------

Cash Flows from Financing Activities
     Proceeds from sales of common stock                          135,000           146,200
     Proceeds from issuance of stock options                       50,000              --
                                                                ---------         ---------

                                                                  185,000           146,200
                                                                ---------         ---------

Net Increase in Cash                                              139,832           (20,133)

Cash - beginning                                                   12,600            27,588
                                                                ---------         ---------

Cash - end                                                      $ 152,432         $   7,455
                                                                =========         =========



See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Cash Flows
(Unaudited)

                                                                   For the Quarter Ended
                                                                          June 30,
                                                                ---------------------------
                                                                     1999              1998
                                                                ---------------------------
Cash Flows from Operating Activities
   Net (loss)                                                   $(129,011)        $(130,781)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                                 2,157               676
       Amortization                                                   760               773
       Accrued interest                                             5,412             4,162
       Equity in net income of PhaseOut Partners                   (2,862)           (6,522)
       (Increase) decrease in:
         Accounts receivable                                           --               435
         Inventories                                                    7             2,985
       Increase (decrease) in:
         Accounts payable                                         (13,389)          (10,437)
         Accrued officer compensation                              75,000            81,000
         Loans from directors                                        --                (463)
         Accrued expenses                                           3,000            (1,614)
                                                                ---------         ---------

                                                                  (58,926)          (59,786)
                                                                ---------         ---------

Cash Flows from Investing Activities
   Investment and advances - PhaseOut Partners                     25,000                --
                                                                ---------         ---------

                                                                   25,000                --
                                                                ---------         ---------

Cash Flows from Financing Activities
     Proceeds from sales of common stock                          135,000                --
     Proceeds from issuance of stock options                       50,000                --
                                                                ---------         ---------

                                                                  185,000                --
                                                                ---------         ---------

Net Increase in Cash                                              151,074           (59,786)

Cash - beginning                                                    1,358            67,241
                                                                ---------         ---------

Cash - end                                                      $ 152,432         $   7,455
                                                                =========         =========


See notes to financial statements.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 1999


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

     Following are condensed financial data of PhaseOut Partners:

                  Six Months Ended June 30, 1999
                  Net sales                                          $    43,067
                  Gross profit                                            39,335
                  Net income                                              24,620

                  As of June 30, 1999
                  Current assets                                     $   611,560

                  Equity                                             $   611,560

     The Company also distributes the product overseas.

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations ($233,455 in 1999 and $221,570 in 1998), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and may seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 1999


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

     During 1998, the Company received $50,000 from a director, payable with a stated interest rate of 10%. Accrued interest at June 30, 1999 amounted to $3,486.

     Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals which acquired an 18% ownership interest for $500,000 was awarded two seats on the Board of Directors and one officer's position. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July 1996 through November 1997. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued options to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of June 30, 1999, the two individuals were owed $267,500 each in accrued consulting fees and salaries.

     A former director, who was previously the Company's chief executive officer, entered into a consulting agreement with the Company for $2,000 per month from October 1997 through September 1998. As of June 30, 1999, he is owed $66,493 in accrued salary, consulting fees and expenses.

4.   SHAREHOLDER'S LOAN

     During 1996, the Company received $200,000 from an individual as a loan in connection with the Company's media campaign. Repayments of $35,000 were made in cash and $7,500 in stock. In November 1999, the Company issued 2,875,000 shares of Company stock in repayment of the $157,500 loan balance and any accrued interest. Consequently, this debt has been reclassified to long term liabilities at June 30, 1999.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
June 30, 1999


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

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis



                              Results of Operations
                     Six Months Ended June 30, 1999 Compared
                        to Six Months Ended June 30, 1998


     The Company incurred a net loss of $233,455 for the six months ended June 30, 1999 as compared to the loss of $221,570 for the six months ended June 30, 1998.

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

     Sales decreased by $23,929 principally because of the change in the Company's operations as described above.

     Cost of sales decreased by $8,752 principally because of the change in the Company's operations as described above.

     Selling expenses decreased by $10,626 principally because of the change in the Company's operations as described above. The decrease in the Company's expense was primarily attributable to an approximately $16,000 decrease in expenses incurred in connection with the after market automobile products program which ended in January 1998, less an increase of $7,000 in expenses incurred in connection with the sunglass program.

     General and administrative expenses decreased by approximately $55,000 from $278,000 to $223,000. This decrease is primarily attributable to a decrease in professional and consulting fees ($27,000), insurance expense ($9,000) and telephone expense ($9,000).

     Interest expense increased by approximately $3,000 from $8,000 to $11,000 due to additional borrowing.

     The Company maintains a $1,000,000 liability insurance policy.

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis


                         Liquidity and Capital Resources

Cash of $70,168 was used for operations for the 6 months ended June 30, 1999 as compared to $99,050 used in the same period of last year. Cash increased during the 6 months ended June 30, 1999 by $139,832.

The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                            June 30,           December 31,          June 30,
                             1999                  1998               1998
                             ----                  ----               ----
Working capital
(deficiency)              $1,131,029            $1,108,922          $1,092,364
Current ratios                0.12:1                0.15:1              0.02:1

In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. The Company is also seeking an additional $900,000 of financing under the same terms and conditions as offered to the officers and directors. As of June 30, 1999, the Company has received $553,700. There is no assurance that the Company will be able to obtain additional financing.

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