Form 10-Q
period 1999-09-30
QUEST PRODUCTS CORP
filed 2000-01-31
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 1999

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


QUEST PRODUCTS CORPORATION
FINANCIAL STATEMENTS (Unaudited)
September 30, 1999



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

QUEST PRODUCTS CORPORATION
Balance Sheet
September 30, 1999

(Unaudited)


Assets
     Current Assets
       Cash                                                             $148,475
       Inventory                                                           7,409
                                                                        --------

                                                                         155,884
                                                                        --------

     Investment and Advances - PhaseOut Partners                         329,993

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $33,276                                            15,139

     Patents - at cost - net of accumulated amortization of
       $15,095                                                            34,340

     Security Deposits                                                     3,506
                                                                        --------

                                                                         382,978
                                                                        --------

                                                                        $538,862
                                                                        ========


See notes to financial statements.

QUEST PRODUCTS CORPORATION
Balance Sheet
September 30, 1999
(Unaudited)



Liabilities and Shareholders' (Deficit)
   Current Liabilities
    1992 convertible debentures - including accrued interest
    of $7,650                                                       $    17,650
   Accounts payable                                                     504,422
   Accrued officer and director's compensation                          656,493
   Loans from director and officer                                       88,688
   Accrued expenses                                                      41,213
                                                                    -----------
                                                                      1,308,406
                                                                    -----------

   Other Liabilities
    Shareholder's loan                                                  203,586
                                                                    -----------

   Commitments and Contingencies

   Shareholders' (Deficit)
    Series A Convertible Preferred Stock - par value  $.001 -
     authorized 600,000 shares - no shares issued and
     outstanding
    Series B Convertible Preferred Stock - par value  $.001 -
     authorized 5,000,000 shares - no shares issued and
     outstanding
    Common Stock - par value $.00003 - authorized
     200,000,000 shares - 174,162,985 shares issued and
     outstanding                                                          4,836
    Capital in excess of par                                          3,870,916
    Accumulated (deficit)                                            (4,848,942)
                                                                    -----------

                                                                       (973,190)
                                                                    -----------

                                                                    $   538,862
                                                                    ===========


See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Operations
(Unaudited)

                                                                         For the Nine Months Ended
                                                                                September 30,
                                                                     -----------------------------------
                                                                           1999                   1998
                                                                     -----------------------------------
Sales - net                                                           $         589        $      29,104

Cost of Sales                                                                    91               12,044
                                                                      -------------        -------------

                                                                                498               17,060
                                                                      -------------        -------------

Selling Expenses                                                             36,362               24,906

General and Administrative Expenses                                         351,661              415,168
                                                                      -------------        -------------

                                                                            388,023              440,074
                                                                      -------------        -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                               (387,525)            (423,014)
                                                                      -------------        -------------

Other Income (Expenses)
     Interest income                                                           --                     22
     Interest (expense)                                                     (16,622)             (12,486)
                                                                      -------------        -------------

                                                                            (16,622)             (12,464)
                                                                      -------------        -------------

(Loss) Before Equity in Net Income of PhaseOut Partners                    (404,147)            (435,478)

Equity in Net income of PhaseOut Partners                                    15,381              109,523
                                                                      -------------        -------------

Net (Loss)                                                            $    (388,766)       $    (325,955)

                                                                      =============        =============
Basic and Diluted Net (Loss) Per Share                                $         NIL        $         NIL
                                                                      =============        =============

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                                 165,000,000          155,000,000
                                                                      =============        =============


See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Operations
(Unaudited)

                                                                            For the Quarter  Ended
                                                                                 September 30,
                                                                      ----------------------------------
                                                                           1999                 1998
                                                                      ----------------------------------
Sales - net                                                           $         419        $       5,005

Cost of Sales                                                                    71                3,312
                                                                      -------------        -------------

                                                                                348                1,693
                                                                      -------------        -------------

Selling Expenses                                                             26,903                1,750

General and Administrative Expenses                                         126,029              137,386
                                                                      -------------        -------------

                                                                            152,932              139,136
                                                                      -------------        -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                               (152,584)            (137,443)
                                                                      -------------        -------------

Other Income (Expenses)
     Interest income                                                             --                    7
     Interest (expense)                                                      (5,798)              (4,162)
                                                                      -------------        -------------

                                                                             (5,798)              (4,155)
                                                                      -------------        -------------

(Loss) Before Equity in Net Income of PhaseOut Partners                    (158,382)            (141,598)

Equity in Net income of PhaseOut Partners                                     3,071               37,213
                                                                      -------------        -------------

Net (Loss)                                                            $    (155,311)       $    (104,385)
                                                                      =============        =============

Basic and Diluted Net (Loss) Per Share                                $         NIL        $         NIL
                                                                      =============        =============

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                                 172,000,000          155,000,000
                                                                      =============        =============


See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statement of Shareholders' (Deficit)
For the Nine Months Ended September 30, 1999

(Unaudited)


                                                     Number of
                                                   Common  Stock        Amount        Capital in
                                                      Shares           $.00003        Excess of         Accumulated
                                                    (Post-Split)      Par Value       Par Value          (Deficit)
                                                   ----------------------------------------------------------------

Balance - December 31, 1998                        160,912,985      $     4,827      $ 3,555,925      $(4,460,176)


Proceeds from sale of stock                         13,250,000                9          264,991               --


Proceeds from issuance of stock options                     --               --           50,000               --


Net (loss)                                                  --               --               --         (388,766)
                                                   -----------      -----------      -----------      -----------


Balance - September 30, 1999                       174,162,985      $     4,836      $ 3,870,916      $(4,848,942)
                                                   ===========      ===========      ===========      ===========


See notes to financial statements.

QUEST PRODUCTS CORPORATION

Statements of Cash Flows

(Unaudited)

                                                                       For the Nine  Months Ended
                                                                              September 30,
                                                                      ----------------------------
                                                                           1999              1998
                                                                      ----------------------------
Cash Flows from Operating Activities
   Net (loss)                                                         $(388,766)        $(325,955)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                                       6,471             2,028
       Amortization                                                       2,280             2,319
       Accrued interest                                                  16,236            12,486
       Equity in net income of PhaseOut Partners                        (15,381)         (102,153)
       (Increase) decrease in:
         Accounts receivable                                                 --             2,712
         Inventories                                                         91            57,870
       Increase (decrease) in:
         Accounts payable                                               (35,738)           (6,512)
         Accrued officer compensation                                   205,000           243,000
         Loans from directors                                                --            (1,863)
         Accrued expenses                                                 5,682            10,206
                                                                      ---------         ---------

                                                                       (204,125)         (105,862)
                                                                      ---------         ---------

Cash Flows from Investing Activities
   Investment and advances - PhaseOut Partners                           25,000           (67,283)
                                                                      ---------         ---------

                                                                         25,000           (67,283)
                                                                      ---------         ---------

Cash Flows from Financing Activities
     Proceeds from sales of common stock                                265,000           146,200
     Proceeds from issuance of stock options                             50,000              --
                                                                      ---------         ---------

                                                                        315,000           146,200
                                                                      ---------         ---------

Net Increase in Cash                                                    135,875           (26,945)

Cash - beginning                                                         12,600            27,588
                                                                      ---------         ---------

Cash - end                                                            $ 148,475         $     643
                                                                      =========         =========


See notes to financial statements.

QUEST PRODUCTS CORPORATION

Statements of Cash Flows

(Unaudited)

                                                                          For the Quarter Ended
                                                                              September 30,
                                                                      ---------------------------
                                                                         1999             1998
                                                                      ---------------------------
Cash Flows from Operating Activities
   Net (loss)                                                         $(155,311)        $(104,385)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                                       2,157               676
       Amortization                                                         760               773
       Accrued interest                                                   5,412             4,162
       Equity in net income of PhaseOut Partners                         (3,071)          (29,977)
       (Increase) decrease in:
         Inventories                                                         70             1,693
       Increase (decrease) in:
         Accounts payable                                               (36,474)           29,151
         Accrued officer compensation                                    55,000            81,000
         Accrued expenses                                                (2,500)           10,095
                                                                      ---------         ---------

                                                                       (133,957)           (6,812)
                                                                      ---------         ---------


Cash Flows from Financing Activities
     Proceeds from sales of common stock                                130,000                --
                                                                      ---------         ---------

                                                                        130,000                --
                                                                      ---------         ---------

Net Decrease in Cash                                                     (3,957)           (6,812)

Cash - beginning                                                        152,432             7,455
                                                                      ---------         ---------

Cash - end                                                            $ 148,475         $     643
                                                                      =========         =========

See notes to financial statements.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 1999


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

     Following are condensed financial data of PhaseOut Partners:

                  Nine Months Ended September 30, 1999
                  Net sales                                          $    76,402
                  Gross profit                                            69,122
                  Net income                                              30,762

                  As of September 30, 1999
                  Current assets                                     $   617,703

                  Equity                                             $   617,703

     The Company also distributes the product overseas.

     The financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations ($388,766 in 1999 and $325,955 in 1998), and has had limited liquidity causing difficulty in meeting its current operating expense obligations and debt service requirements. The Company is actively marketing the product to help improve revenues and may seek additional financing through private placement of debt and securities. The financial statements do not include any adjustments that might result should the continued existence of the Company be threatened by any continued losses or the failure of the above factors to influence the financial viability of the Company.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 1999


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

     During 1998, the Company received $50,000 from a director, payable with a stated interest rate of 10%. Accrued interest at September 30, 1999 amounted to $4,736.

     Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals which acquired an 18% ownership interest for $500,000 was awarded two seats on the Board of Directors and one officer's position. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July 1996 through November 1997. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued options to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of September 30, 1999, the two individuals were owed $295,000 each in accrued consulting fees and salaries.

     A former director, who was previously the Company's chief executive officer, entered into a consulting agreement with the Company for $2,000 per month from October 1997 through September 1998. As of September 30, 1999, he is owed $66,493 in accrued salary, consulting fees and expenses.

4.   SHAREHOLDER'S LOAN

     During 1996, the Company received $200,000 from an individual as a loan in connection with the Company's media campaign. Repayments of $35,000 were made in cash and $7,500 in stock. In November 1999, the Company issued 2,875,000 shares of Company stock in repayment of the $157,500 loan balance and any accrued interest. Consequently, this debt has been reclassified to long term liabilities at September 30, 1999.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
September 30, 1999


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

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis


                              Results of Operations
                  Nine Months Ended September 30, 1999 Compared
                     to Nine Months Ended September 30, 1998


     The Company incurred a net loss of $388,766 for the nine months ended September 30, 1999 as compared to the loss of $325,955 for the nine months ended September 30, 1998.

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

     Sales decreased by $28,515 principally because of the change in the Company's operations as described above.

     Cost of sales decreased by $11,953 principally because of the change in the Company's operations as described above.

     Selling expenses increased by $11,456 principally because of the change in the Company's operations as described above. The increase in the Company's expense was primarily attributable to an approximately $23,000 increase in expenses incurred in connection with the sunglass program and website costs of approximately $7,000 and offset by decreases in fulfillment and credit card costs ($6,000) and an approximately $14,000 decrease in expenses incurred in connection with the aftermarket automobile products program which ended in January 1998.

     General and administrative expenses decreased by approximately $63,000 from $415,000 to $352,000. This decrease is primarily attributable to a decrease in professional and consulting fees ($37,000), insurance expense ($19,000) and telephone expense ($6,000).

     Interest expense increased by approximately $4,000 from $12,000 to $16,000 due to additional borrowing.

     The Company maintains a $1,000,000 liability insurance policy.

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis


                         Liquidity and Capital Resources

Cash of $204,125 was used for operations for the 9 months ended September 30, 1999 as compared to $105,862 used in the same period of last year. Cash increased during the 9 months ended September 30, 1999 by $135,875.

The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                           September 30,         December 31,      September 30,
                              1999                  1998               1998
                              ----                  ----               ----
Working capital
(deficiency)             $1,152,522              $1,108,922          $1,225,277
Current ratios               0.12:1                  0.15:1              0.01:1

In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. The Company is also seeking an additional $900,000 of financing under the same terms and conditions as offered to the officers and directors. As of September 30, 1999, the Company has received $683,700. There is no assurance that the Company will be able to obtain additional financing.

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