Form 10KSB
period 1999-12-31
QUEST PRODUCTS CORP
filed 2000-03-30
CIK 824416

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1999
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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.      __X__

The registrant's operating revenues for its most recent fiscal year were $1,227.

The number of shares outstanding on December 31, 1999 was 183,087,985 shares of Common Stock, .00003 par value.

Continued...

The aggregate market value of the voting Common Stock held by non-affiliates (1) of the registrant based on the average of the high and low bid prices ($.05) of the Company's Common Stock, as of December 31, 1999, is approximately $4,866,118 based upon the 162,203,995 shares of Registrant's Common Stock held by non-affiliates.

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the three months preceding the filing of this Form 10-KSB were officers or directors of the Company and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure Format: (check one) Yes _____ No __X__

                           QUEST PRODUCTS CORPORATION
                                   Form 10-KSB
                       Fiscal Year Ended December 31, 1999


                                Table of Contents


PART I                                                                  PAGE
------                                                                  ----


Item 1.    Business                                                     4 - 7
Item 2.    Properties                                                       7
Item 3.    Legal Proceedings                                            7 - 8
Item 4.    Submission of Matters to a Vote of Security Holders              8

PART II
-------

Item 5.    Market for Company's Common Equity and                           9
           Related Stockholder Matters

Item 6.    Management's Discussion and Analysis of Financial          10 - 12
           Condition and Results of Operations
Item 7.    Financial Statements                                      F1 - F16
Item 8.    Changes in or Disagreement with Accountants on                  13
           Accounting and Financial Disclosure

PART III
--------

Item 9.    Directors, Executive Officers, Promoters and               13 - 14
           Control Persons; Compliance with Section 16(a)
           of the Exchange Act
Item 10.   Executive Compensation                                     15 - 16
Item 11.   Security  Ownership  of  Certain  Beneficial               16 - 17
           Owners and Management
Item 12.   Certain Relationships and Related Transactions             17 - 18

PART IV
-------

Item 13.   Exhibits and Reports on Form 8-K                                18


Signatures                                                                 19
Supplemental Information                                                   20

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

      The PHASEOUT system works without the use of any drugs, chemicals or attachments. The average retail price to consumers is $19.95 plus shipping and handling. The wholesale price averages approximately $12.00.

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

      During 1998, the Company entered into a joint venture agreement with SAS Group, Inc. whereby distribution began of the PhaseOut product into domestic retail chain drug stores totaling approximately 12,000 stores. The Company is primarily responsible for the manufacturing of the product and SAS Group, Inc. is primarily responsible for the sale and distribution of the product.

New Products

      In October 1999, the Company successfully completed development of adjustable polarized sunglasses, which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses or altering the frame. The Company will strive to begin worldwide distribution during 2001.

      In addition, on October 31, 1999 the Company entered into a license agreement with the owner of a patented technology as it pertains to eyewear. Under the agreement, the licensor grants under the provisions of his patent the exclusive license to make, use, and sell the patented inventions through all channels of distribution and to otherwise practice the patent on an exclusive basis to the exclusion of the entire world, including the inventor. The patent licensed hereunder relates to an adjustable glasses product including but not limited to sunglasses, ski goggles and diving masks. The territory covered by the patent is the World.

      In consideration for this license granted to the Company, the licensor will receive royalty payments based on the number of glasses sold. A $10,000 advance royalty was paid on signing of contract.

      The Company continues to add new technology to the patent.

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

Employees

      At the present time, the Company has five employees, including the Company's two officers and directors and three administrative and secretarial personnel.

Item 2. Properties

      The Company leases approximately 2,600 square feet of office space at 6900 Jericho Turnpike, Syosset, New York 11791.

Item 3. Legal Proceedings

      In June 1993, the Company received a "Warning Letter" from the FDA in which the FDA stated its belief that the Product is a "medical device" and is, therefore, subject to the provisions of the FDA. Since the Company has been marketing the product without seeking or obtaining pre-marketing approval from the FDA, if the FDA's position is correct, the Company's activities are in violation of the Food Drug and Cosmetics Act and the FDA would have the right to enjoin further marketing by the Company of the product. The Company does not believe that the product is a medical device within the meaning of the FDCA and has advised the FDA of its position through the Company's Washington, D.C. counsel, Hyman, Phelps & McNamara, specializing in FDA matters. The answer submitted on July 7, 1993, by the Company counsel took the position that PHASEOUT is a mechanical device that treats just the cigarette (not the smoker) by creating additional internal filters within the existing filter or cigarette. However, in an effort to cooperate with the FDA, the Company proposed to make substantial revisions to the promotional statements for the product to make it clearer to the public that the product is not intended to be used as a medical device. Neither the Company nor its counsel has received any written or oral response from the FDA since that time. However, no assurance can be given that the FDA will not in the future seek to enjoin the Company from marketing the product without complying with the FDCA and seeking other remedies against the Company.

      Management believes that the FDA letter came as a result of the FDA's investigation of the smoke cessation industry. As a result of that investigation, the FDA banned the sale of certain over-the-counter smoke cessation product using active ingredients as of December 1993. PHASEOUT was not affected by this ban.

      The Company was advised by the FTC by letter dated October 20, 1993, that the FTC was conducting a non-public, informal inquiry to determine whether the Company had engaged in deceptive or unfair practices in violation of the Federal Trade Commission Act (the "FTC Act") in connection with certain of the Company's advertising claims. In that connection, the FTC requested that the Company provide it with certain information and documents and also requested a meeting on June 9, 1994, with the Company's officers. The Company supplied the FTC with all the information they requested.

      On August 20, 1996, a consent order was agreed to with the FTC, which settled charges that various advertising claims for the PhaseOut device ("the device") were unsubstantiated or false. The order required the Company to send a postcard to identifiable past purchasers of the device notifying them of the commission's action and advising them that the device has not been proven to reduce the risk of smoking related diseases or make cigarettes "safer". The order also prohibits the Company from making certain claims in its current advertising. The Company cost to comply with this order was $15,102, representing the cost of identifying each purchaser and to mail the post cards. On April 7, 1999, the Company received a letter from the FTC concluding, on the assumption that the information submitted is accurate and complete, that no action is indicated.

      In December 1999, a former officer and director, Bernard Gutman, brought an action against the Company in New York State Supreme Court, Nassau County, for alleged consulting fees and loan repayments due him in the amount of $100,445. The Company has counterclaimed for fraud and breach of contract. The action has been settled as of March 6, 2000, although the final settlement documents have not yet been executed. The parties have agreed to issue to the former director 400,000 shares of common stock which, on the date of settlement, was valued at 17 cents per share based upon its closing price on that date.

      On March 30, 2000, Quest Products Corporation initiated a lawsuit in the United States District Court for the Southern District of New York against SAS Group Inc., Michael Sobo, Scott Sobo and Century Factors. SAS Group Inc. has been the Company's joint venture partner since 1998 in connection with the distribution of the Company's patented PhaseOut product to drug stores and other retailers. The lawsuit asserts claims for patent and trademark infringement, unfair competition, breach of the joint venture agreement, fraud, conversion and breach of fiduciary duty, and seeks injunctive relief, monetary damages in excess of $750,000 and punitive damages of at least $7,500,000


Item 4.   Submission of Matters to a Vote of Security Holders

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
                                                                   Bid Price
                                                               -----------------
Period                                                         High          Low
------                                                         ----          ---
Quarter Ended March 31, 1998                                  .018          .018
Quarter Ended June 30, 1998                                   .014          .011
Quarter Ended September 30, 1998                              .012          .009
Quarter Ended December 31, 1998                               .011          .008
Quarter Ended March 31, 1999                                   .01          .007
Quarter Ended June 30, 1999                                   .058          .008
Quarter Ended September 30, 1999                              .063          .022
Quarter Ended December 31, 1999                               .056          .021

(b) Holders -- As of December 31, 1999, the approximate number of the Company's shareholders was 500.

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

Item 6. Management's   Discussion   and   Analysis   of   Financial
        Condition and Results of Operations

Results of Operations

      During 1998, the Company began distribution of the PhaseOut product into retail chain stores, totaling approximately 12,000 stores, pursuant to an oral joint venture agreement with SAS Group, Inc. ("SAS"), for which it is entitled to 50% of the income. SAS handles all the marketing and operational activities of the joint venture. The investment in the joint venture is accounted for under the equity method whereby the investment account is increased for contributions by the Company plus its share of the income of the joint venture and reduced for distributions and its share of any losses incurred by the joint venture. The Company's results of operations include its 50% share of the income from the joint venture as a separate line item. As such, sales, cost of sales and selling expenses of the joint venture in 1999 and 1998 are reported in this separate "equity in net income of the joint venture" line item. In January 2000, the Company informed SAS Group, Inc. that the Joint Venture was terminated.

      For 1999, the Company sold 59 units at an average price of $20.80, for sales of $1,277, and the joint venture sold 3,188 units at an average price of $12.93, for sales of $41,225. The 1999 sales for the joint venture were then reduced by current and estimated future sales returns and allowances totaling $669,820. The Company disputes the various adjustments to sales and has instituted legal proceedings against SAS Group, Inc. to recover all monies for which it is entitled, which the Company believes is in excess of $750,000. For 1998, the Company sold 3,375 units at an average price of $13.27 for sales of $44,781 and the joint venture sold 62,659 units at an average price of $16.42 for sales of $1,028,595.

      For 1999, the Company's average cost was $3.36, for a cost of sales of $198, and the joint venture had an average cost of sales of $3.87. During 1999, the Company adjusted its cost of sales figure as a result of current and future cost estimates based on information provided by SAS Group, Inc. The Company disputes the various adjustments to cost of sales and has instituted legal proceedings as discussed above. For 1998 the Company's average cost was $5.55 for a cost of sales of $18,735. The average cost for the joint venture was $2.18 for a cost of sales of $136,433 due to a decrease in unit cost, which resulted from a change in suppliers.

      Selling  expenses  incurred  by the  Company  increased  by  approximately
$54,000 from $25,000 in 1998 to $79,000 in 1999. This increase is primarily attributable to an approximately $52,000 increase in product development costs as it relates to the Company's sunglass product, an approximately $8,000 increase in costs related to the design and upkeep of the Company's corporate website, an approximate $15,000 decrease in expenses incurred in connection with the after market automobile products program which ended in January 1998, an approximately $9,000 increase in travel expenses, and an approximately $2,000 decrease in shipping and postage expenses.

      General and administrative expenses incurred by the Company increased by approximately $13,000 from $543,000 in 1998 to $556,000 in 1999. This increase is primarily attributable to an approximately $6,000 increase in salaries and related payroll costs, and an approximately $7,000 net increase in various other administrative areas.

      Interest expense increased by approximately $2,000 from $18,000 in 1998 to $20,000 in 1999 due to an approximately $2,000 net increase in interest on loans made to the Company.

Liquidity and Capital Resources

      Cash of $343,907 was used for operations for the year ended December 31, 1999 as compared to $192,673 used last year. Cash increased during the year by $100,738.

      The Company's working capital has deteriorated due to the use of current assets for operations. Working capital and current ratios were:

                                               December 31,         December 31,
                                                  1999                 1998
                                                  ----                 ----
Working capital
(deficiency)                                  $(1,309,038)          $(1,108,922)
Current ratios                                     0.09:1                0.15:1

      In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. The Company is also seeking an additional $1,100,000 of financing under the same terms and conditions as offered to the officers and directors. From 1997 through December 31, 1999, the Company has received $798,700. There is no assurance that the Company will be able to obtain additional financing.

      In October 1999, the Company has successfully completed development of adjustable polarized sunglasses which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses or altering the frame. The Company is seeking the required financing needed for this sunglass project and will strive to begin worldwide distribution during 2001.

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

Item  7. Financial Statements

QUEST PRODUCTS CORPORATION
Table of Contents
================================================================================


                                                                           Page


Independent Auditors' Report                                                F-1


Financial Statements

     Balance Sheet
         December 31, 1999                                            F-2 - F-3

     Statements of Operations
         For the Years Ended December 31, 1999 and 1998               F-4 - F-5

     Statements of  Changes  in  Shareholders' (Deficit)
         For the  Years  Ended December 31, 1999 and 1998                   F-6

     Statements of Cash Flows
         For the Years Ended December 31, 1999 and 1998               F-7 - F-8


Notes to Financial Statements                                        F-9 - F-16

                          Independent Auditors' Report


To the Board of Directors and Shareholders
Quest Products Corporation

We have audited the accompanying balance sheet of Quest Products Corporation as of December 31, 1999 and the related statements of operations, shareholders' (deficit), and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Products Corporation as of December 31, 1999 and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 in conformity with generally accepted accounting principles.

As discussed in Note 12 to the financial statements, the Company has been subject to certain governmental regulatory matters by the U.S. Food and Drug Administration. At present time, neither the Company nor its legal counsel can predict the ultimate outcome of the matters addressed by this agency. These matters, if pursued by this agency, may have a material adverse effect on the operations of the Company.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of December 31, 1999 current liabilities exceed current assets by $1,105,108. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RAICH ENDE MALTER LERNER & CO.
East Meadow, New York
March 21, 2000


                                     - F1 -

QUEST PRODUCTS CORPORATION
Balance Sheet
December 31, 1999
================================================================================


Assets
     Current Assets
       Cash                                                             $113,338

       Inventory                                                           7,301

       Prepaid expenses                                                    6,234
                                                                        --------
                                                                         126,873
                                                                        --------

     Investment and Advances - PhaseOut Partners                          85,874

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $35,513                                            12,902

     Deferred royalties                                                   10,000

     License acquisition cost - net of accumulated
       amortization of $500                                               28,500

     Patents - at cost - net of accumulated
       amortization of $5,856                                             33,579

     Security Deposits                                                     3,861
                                                                        --------

                                                                         174,716
                                                                        --------
                                                                        $301,589
                                                                        ========


                                     - F2 -

See notes to financial statements.

QUEST PRODUCTS CORPORATION
Balance Sheet
December 31, 1999
================================================================================


Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $7,900                                                  $    17,900
       Accounts payable                                                 517,019
       Accrued officer and director's compensation                      628,142
       Accrued expenses                                                  68,920
                                                                    -----------

                                                                      1,231,981
                                                                    -----------
     Other Liabilities
       Due to former officer and directors                              203,431
                                                                    -----------

     Commitments and Contingencies

     Shareholders' (Deficit)
       Series A  Convertible  Preferred  Stock
         - par  value  $.001 -  authorized
         600,000 shares - no shares issued and outstanding                   --
       Series B Convertible Preferred Stock
         - par value $.001 -authorized 5,000,000
        shares - no shares issued and outstanding                            --
       Common Stock - par value $.00003 - authorized
         200,000,000 shares - 183,087,985 shares
         issued and outstanding                                           5,492
       Capital in excess of par                                       4,156,599
       Accumulated (deficit)                                         (5,295,914)
                                                                    -----------

                                                                     (1,133,823)
                                                                    -----------

                                                                    $   301,589
                                                                    ===========


                                     - F3 -

See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Operations                                             Page 1 of 2
================================================================================


                                                               For the Years Ended
                                                                   December31,
                                                              1999             1998
                                                          -------------    -------------
Sales - net                                               $       1,227    $      44,781

Cost of Sales                                                       198           18,735
                                                          -------------    -------------

                                                                  1,029           26,046
                                                          -------------    -------------


Selling Expenses                                                 79,051           25,428

General and Administrative Expenses                             556,308          543,389
                                                          -------------    -------------

                                                                635,359          568,817
                                                          -------------    -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                   (634,330)        (542,771)
                                                          -------------    -------------


Other Income (Expenses)
     Interest income                                                 --               15
     Interest (expense)                                         (19,622)         (17,634)
                                                          -------------    -------------

                                                                (19,622)         (17,619)
                                                          -------------    -------------

(Loss) Before Equity in Net Income of PhaseOut Partners        (653,952)        (560,390)

Equity in Net Income (Loss) of PhaseOut Partners               (228,738)         272,329
                                                          -------------    -------------

Net (Loss) Before Extraordinary Item                           (882,690)        (288,061)

Extraordinary Item - Gain on Settlement of Debt
     (No applicable income taxes)                                46,952               --
                                                          -------------    -------------


Net (Loss)                                                $    (835,738)   $    (288,061)
                                                          =============    =============


                                     - F4 -

See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Operations                                             Page 2 of 2
================================================================================


Net (Loss) per Share:
     Basic:
       (Loss) from Continuing Operations                          - 0 -            - 0 -
       Extraordinary Item                                         - 0 -            - 0 -
                                                          -------------    -------------
       Net (Loss)                                                 - 0 -            - 0 -
                                                          =============    =============

     Diluted:
       (Loss) from Continuing Operations                          - 0 -            - 0 -
       Extraordinary Item                                         - 0 -            - 0 -
                                                          -------------    -------------
       Net (Loss)                                                 - 0 -            - 0 -
                                                          =============    =============



Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                     169,000,000      152,000,000
                                                          =============    =============


                                     - F5 -

See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Shareholders' (Deficit)
For the Years Ended December 31, 1999 and 1998
================================================================================


                                                                Number of
                                                              Common  Stock         Amount          Capital in
                                                                  Shares           $.00003           Excess of          Accumulated
                                                               (Post-Split)        Par Value         Par Value           (Deficit)
                                                               ====================================================================
Balance - December 31, 1997                                    138,083,713        $     4,142        $ 3,360,410        $(4,172,115)
   Proceeds from sales of stock                                 22,829,272                685            195,515                 --
                                                                                                                        -----------
   Net (loss)                                                           --                 --                 --           (288,061)
                                                               -----------        -----------        -----------        -----------

Balance - December 31, 1998                                    160,912,985              4,827          3,555,925         (4,460,176)
   Proceeds from sales of stock                                 19,000,000                570            379,430                 --
   Proceeds from issuance of warrants                                   --                 --             50,000                 --
   Stock issued in settlement of debt                            3,175,000                 95            171,244                 --

   Net (loss)                                                           --                 --                 --           (835,738)
                                                               -----------        -----------        -----------        -----------

Balance - December 31, 1999                                    183,087,985        $     5,492        $ 4,156,599        $(5,295,914)
                                                               ===========        ===========        ===========        ===========


                                     - F6 -

See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                            Page 1 of 2
===============================================================================


                                                           For the Years Ended
                                                              December 31,
                                                           1999         1998
                                                        ---------    ---------
Cash Flows from Operating Activities
   Net (loss)                                           $(835,738)   $(288,061)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                         8,708        7,462
       Amortization                                         3,541        3,041
       Gain on settlement of debt                         (46,952)          --

       Accrued interest                                    19,236       17,634
       Equity in net (income) loss of PhaseOut Partners   228,738     (272,329)

       (Increase) decrease in:
         Accounts receivable                                   --        2,712
         Inventories                                          199       60,961
         Prepaid expenses                                  (6,234)       1,496

       Increase (decrease) in:
         Accounts payable                                  (9,936)     (43,818)
         Accrued officer compensation                     290,143      308,000
         Accrued expenses                                   4,388       10,229
                                                        ---------    ---------

                                                         (343,907)    (192,673)
                                                        ---------    ---------

Cash Flows from Investing Activities
   Deferral of royalty paid                               (10,000)          --
   Distributions from PhaseOut Partners                    25,000      (67,283)
   Payment of security deposits                              (355)         631
                                                        ---------    ---------

                                                           14,645      (66,652)
                                                        ---------    ---------

Cash Flows from Financing Activities
     Proceeds from sales of common stock                  380,000      196,200
     Proceeds from issuance of stock options               50,000           --
     Loans from directors                                      --       50,000
Repayments to directors                                        --       (1,863)
                                                        ---------    ---------

                                                          430,000      244,337
                                                        ---------    ---------


                                     - F7 -

See notes to financial statements.

QUEST PRODUCTS CORPORATION
Statements of Cash Flows                                            Page 2 of 2
===============================================================================


                                                           For the Years Ended
                                                              December 31,
                                                           1999         1998
                                                        ---------    ---------
Net Increase (Decrease) in Cash                         $ 100,738    $ (14,988)

Cash - beginning                                           12,600       27,588
                                                        ---------    ---------

Cash - end                                              $ 113,338    $  12,600
                                                        =========    =========



Cash paid for:
Interest                                                      386           --
                                                        ---------    ---------



Supplemental Disclosures
     Non-cash Investing and Financing Transactions:
         Stock issued for settlement of debt            $ 171,339    $      --
                                                        ---------    ---------

         License acquisition cost accrued               $  29,000    $      --
                                                        ---------    ---------


                                     - F8 -

See notes to financial statements.

QUEST PRODUCTS CORPORATION
Notes to Financial Statements
December 31, 1999
================================================================================


1 -  The Company

     Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company's purpose is to market and distribute its consumer products, including the patented "Phase-Out" system smoking cessation device (the "Product").

     In 1998, the Company began distribution of the PhaseOut device into domestic retail chain drug stores through PhaseOut Partners pursuant to an oral joint venture arrangement with SAS Group Inc. ("SAS").

     During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens product such as sunglasses, ski goggles or diving masks.

2 -  Summary of Significant Accounting Policies


     a. Cash and Cash Equivalents - The Company considers all short-term, highly liquid investments with maturities of three months or less at the date of their acquisition to be cash equivalents. These balances are maintained at a high quality financial institution. At times, these balances are in excess of FDIC insurance limits.


     b. Inventory - Inventory is valued at cost (on a first-in, first-out basis) which is not in excess of market value. Inventory is comprised entirely of finished goods.


     c. Furniture and Equipment - Furniture and equipment are carried at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives (three to seven years) of the assets.


     d. Long-lived Assets - The Company reviews furniture and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.


                                     - F9 -

     e.   Intangibles:

               Patents - Patents represent a patent dated June 15, 1993 that was acquired by the Company on October 25, 1994 and a foreign patent acquired in 1997. The acquisition cost has been capitalized and amortized (straight-line method) over the life of 16 years.

               License Acquisition Cost -- The cost of obtaining the license will be amortized using the straight-line method over the remaining life of the agreement.


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


     g. Basic and Diluted Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants. For fiscal 1999, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive. See Note 4 of the financial statements.


     h. Advertising - The Company and the joint venture expense the cost of advertising as incurred. Advertising expense was $4,000 and -0- in 1999 and 1998 respectively. The joint venture's expense was -0- and $51,000 in 1999 and 1998 respectively.


     i. Revenue Recognition - The Company's customers include end users, retailers and distributors. Revenue, less reserves for returns, is generally recognized upon shipment to the customer.

          The Joint Venture's customers are primarily retail chain drug stores. For customers to whom sales are subject to return, revenue is recognized upon collection, at which time the sale is considered final. For customers to whom sales are not subject to return, revenue is recognized upon shipment.


                                     - F10 -

     j. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


3 -  Status of the Company

     The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of December 31, 1999, current liabilities exceed current assets by $1,105,108. Those factors, as well as the Company's relatively recent entry into the marketplace, create an uncertainty about the Company's ability to continue as a going concern.

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

4 -  Joint Venture

     In 1998, the Company began distribution of the PhaseOut device into domestic retail chain drug stores through PhaseOut Partners pursuant to an oral joint venture agreement with SAS Group Inc. ("SAS"). SAS handles all the marketing and operational activities of the joint venture. The investment in PhaseOut Partners is accounted for under the equity method, whereby the investment account is increased for contributions by the Company plus its 50% share of the income of the joint venture and reduced for distributions and its 50% share of any losses incurred by the joint venture. In 1998 the Company invested $67,283, consisting of cash and inventory and in 1999 received a $25,000 distribution from the joint venture.

     During 1998, the Company recorded its increase in the equity in the Joint Venture of $272,329, based on information reported to it by SAS. This information included collected sales of $1,028,595 and net income of $544,658. During 1999, the Company reduced its investment by $228,738 to $85,874 based on information provided by SAS which includes purported price concessions given to certain retail chain drug stores, estimates of future returns, projected future price concessions and charges for certain other costs. The Company disputes these price concessions and charges, which it believes were not originally agreed to nor actually incurred in connection with the PhaseOut program. In January 2000, the Company informed SAS Group, Inc. that the Joint Venture was terminated. In March 2000 the Company has instituted legal proceedings against SAS to recover all monies for which it is entitled under the joint venture agreement, which the Company believes is in excess of $750,000. The outcome of litigation cannot be reasonably predicted at this time.


                                     - F11 -

5 -  License Agreement

     Under the License Agreement described in Note 1, the Company has agreed to issue warrants to purchase 1,000,000 shares of stock at a 25% discount from the closing price on October 6, 1999, the date the License was executed. The Company has estimated the fair value of these warrants to be $29,000 and has recorded this License Acquisition Cost as a long-term asset on its balance sheet. These acquisition costs will be amortized using the straight-line method over the remaining life of the Agreement. The life of the Agreement is based on the remaining life of the Patent which, at acquisition date, had 13 years remaining.

     Pursuant to the License Agreement, the Company is subject to annual minimum royalty payments of $25,000, commencing from the date of the first commercial sale of any product covered by the License Agreement. The Company paid $10,000, which will be used to offset future royalty payments due.


6 -  Warrants and Convertible Debentures

     The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if the Company had accounted for its warrants under the fair value method. The fair value of each warrant is estimated on the date of the warrant grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                 1999              1998
                                                 ----              ----
           Assumptions:
              Expected life of warrants          3.9 years         3.6 years
              Risk free interest rate            6.0%              6.0%
              Volatility of stock                194%              266%
              Expected dividend yield             --                --

          The weighted average fair value of the warrants granted during 1999 and 1998 was $45,900 and $173,561, respectively. Had the fair value of the warrants been amortized to expense over the related service period, the pro forma impact on earnings of the stock-based compensation for the warrants under the provision would have been as follows:

                                                 1999              1998
                                                 ----              ----
           Net (Loss):
              As reported                 $     (835,738)     $    (288,061)
              Pro forma                   $   (1,080,239)     $    (659,223)

           Earnings Per Share:
              As reported                 $      - 0 -        $      - 0 -
              Pro forma                   $     (.01)         $      - 0 -


                                     - F12 -

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

                                                               Weighted Average
                                                  Warrants      Exercise Price


         Balance - December 31, 1997             52,511,129          0.05
           Granted                               12,272,216          0.04
                                                 ----------

         Balance - December 31, 1998             64,783,345          0.05
           Granted                                9,000,000          0.02
           Expired                               (5,156,061)         0.13
                                                 ----------

         Balance - December 31, 1999             68,627,284          0.04
                                                 ==========


The following table summarizes information for warrants currently outstanding and exercisable at December 31, 1999:

                                        Warrants Outstanding
                        ------------------------------------------------------
         Range of                          Weighted Average    Weighted Average
          Prices            Number          Remaining Life      Exercise Price
       -----------      ------------------------------------------------------
       $ .015-.025         9,750,000           3 years               0.02
         .030-.040        21,500,000           3 years               0.03
         .050-.075        37,377,284           2 years               0.05
                         ----------
       $ .01-.075         68,627,284           2 years               0.04


     b. 1992 Convertible Debentures - In 1992, the Company initiated a series of private placement offerings of two and three-year Subordinated Convertible Debentures with an annual interest rate of 10% and with variable conversion rates (ranging from $.05 to $.10 per share). These offerings raised a total of $117,500. The Company is in default on interest payments and is in violation of covenants. Of the original $117,500 raised, $107,500 has been paid back or converted into stock. As of December 31, 1999, $10,000 of principal and $7,900 of interest remain unpaid or unconverted on these debentures.

     At December 31, 1999, the amount of shares issuable on exercise of all convertible securities would exceed the number of authorized shares by approximately 52,000,000.


                                    - F13 -

7 -  Related Party Transactions

     a. Loans from Former Officer and Director - A former officer and director was owed $100,445 for various expenses and loans which are included in the December 31, 1999 Balance Sheet. In December 1999, he brought suit against the Company in New York State Supreme Court, Nassau County, for alleged consulting fees and loan repayments due him. The Company counterclaimed for fraud and breach of contract. The action has been settled as of March 6, 2000 although final settlement documents have not been executed. The parties have agreed to issue the former director 400,000 shares of common stock in settlement of the debt. The debt was reclassified to non-current liabilities at December 31, 1999.

          During 1998, the Company received from a former director $50,000 payable with a stated interest rate of 10%. Accrued interest at December 31, 1999 amounted to $5,986. Both the loan amount and accrued interest are included in the December 31, 1999 balance sheet. On February 3, 2000, the former director accepted 1,250,000 shares of common stock in settlement of this debt plus accrued consulting fees in the amount of $47,000. The debt was reclassified to non-current liabilities at December 31, 1999.

     b. Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals acquired an 18% ownership interest for $500,000. In addition, if and when any warrants existing at the time of the $500,000 investment to purchase common stock of the Company are exercised or, if during the next five years the Company raises additional funds through issuance of equity, then the investors will be issued, without additional payment, additional shares of common stock of the Company pro rata so that they will own in the aggregate 18% of the then outstanding shares of common stock of the Company. The two individuals were awarded seats on the Board of Directors and officers positions. In addition, the two individuals each received 9,778,975 warrant shares with the same anti-dilution provisions as the investor group. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July, 1996 through November, 1997. During 1997, these two individuals each agreed to receive 3,333,333 shares of stock in lieu of $50,000 in accrued consulting fees. In December, 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December, 1997 through November, 2002 and issued warrants to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of December 31, 1999, the two individuals were owed $315,062 and $313,080 respectively in accrued expenses and salaries. As of December 31, 1998, the investor group owns 28,064,340 shares and the two individuals have warrants to purchase 31,877,284 shares under these anti-dilution provisions.


8 -  Shareholder's Loan

     During 1996, the Company received $200,000 from an individual as a loan in connection with the Company's media campaign. Repayments of $35,000 were made in cash and $7,500 in stock. In November 1999, the Company issued 2,875,000 shares of Company stock in repayment of the $157,500 loan balance and any accrued interest. Consequently, the Company recognized a $46,952 gain on the restructuring of this debt.


                                     - F14 -

9 -  Income Taxes

     The Company has available net operating loss carryforwards of approximately $6,100,000, which expire in 2002 until 2014. Deferred income taxes reflect the net tax effects of net operating loss carryforwards and result in deferred tax assets of approximately $2,086,000 and $1,590,000 at December 31, 1999 and 1998, respectively, which were fully offset by valuation allowances due to uncertainties surrounding the ultimate realization of these assets.


10 - Lease Commitments

     The Company is obligated under a lease for office space through November, 2001. Rental expense was $60,361 and $38,760 for 1998 and 1997, respectively. The future minimum lease payments required under this lease are as follows:

                           2000                     62,626
                           2001                     49,941


11 - Economic Dependence

     The Company purchased 100% of its products from one vendor in 1998 and there were no purchases in 1999.


12 - Contingencies

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


                                     - F15 -

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


13 - Disclosure About Fair Value of Financial Instruments

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


                                    - F16 -

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                                      NONE


Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16 (a) of the Exchange Act.

     The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                      Age                Position(s) with the Company

Burton A. Goldstein       64           Chairman of the Board of Directors
                                       Secretary, Chief Executive Officer

Herbert M. Reichlin       58                        President, Treasurer,
                                        Chief Operating Officer, Director

Richard Bruno             54                                     Director

James F. Leary            70                                     Director

Alfred Fabricant          46                                     Director

Richard Mascola           63                                     Director

Angelo J. Vassallo        54                                     Director

Milton J. Walters         55                                     Director


     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified. Each director receives warrants for 500,000 shares at market price each February, and out-of-pocket travel expenses.

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

     ALFRED FABRICANT has been a Director since October 7, 1997. Mr. Fabricant is the founding partner of the New York law firm of Fabricant & Yeskoo LLP and is currently a partner of the law firm of Ostrolenk, Faber, Gerb & Sofken. Mr. Fabricant was educated at the University of Miami (1975) and at the John Marshall Law School (1978).

     DR. RICHARD F. MASCOLA has been a Director since December 16, 1997. Dr. Mascola is a practicing Doctor of Dental Surgery and is President of the American Dental Association. Dr. Mascola was educated at Holy Cross (1958) at New York University College of Dentistry, D.D.S. and at Brookdale Dental Center of New York University.

     ANGELO J. VASSALLO has been a Director since October 22, 1999. Mr. Vassallo has 30 years of marketing and sales experience at Seagram where he is presently the Director of Marketing for the North America Atlantic/Pacific Region.

     MILTON J. WALTERS has been a Director since December 28, 1999. Mr. Walters is President of Tri-River Capital Group, a company that serves the specialized investment banking needs of the financial service industry.

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

Item 10.   Executive Compensation

     The following table sets forth the annual long-term compensation for the Company's Chief Executive Officer, and the only other executive officer during the Company's last three fiscal years:


                           Summary Compensation Table

                                         Annual         Long-Term    All Other
                                      Compensation    Compensation  Compensation
                                                       Securities
                                                       Underlying
Name and Principal Positions  Year      Salary         Warrants (#)
--------------------------------------------------------------------------------

Burton A. Goldstein           1999     $   150,000        500,000   $   7,200
(Chief Executive Officer)     1998     $   150,000      4,511,108          --
                              1997     $    67,500     10,648,559          --


Herbert M. Reichlin           1999     $   150,000        500,000   $  15,362
(President and Chief          1998     $   150,000      4,511,108          --
Operating Officer)            1997     $    67,500     10,648,559          --



Warrant Grants in Last Fiscal Year

     The following table sets forth certain information concerning warrants granted during 1999 to the named executives:

                                Individual Grants

                               Number of     % of Total      Exercise
                              Securities   Warrants Granted   or Base
                              Underlying    to Employees in    Price  Expiration
Name                       Warrants Granted   Fiscal Year    ($/share)   Date
--------------------------------------------------------------------------------

Burton A. Goldstein            500,000            6%           0.01     2/15/04

Herbert M. Reichlin            500,000            6%           0.01     2/15/04

Aggregated Warrant Exercises in Last Fiscal Year and Fiscal Year-End Warrant Values

     The following table summarizes warrants exercised during 1999 and presents the value of unexercised warrants held by the named executives at fiscal year-end:

                                                Number of
                                               Securities
                                                Underlying          Value of
                         Shares                Unexercised        Unexercised
                        Acquired               Warrants at        In-the-Money
                          on       Value       Fiscal Year-       Warrants at
                        Exercise  Realized     End (#) All        Fiscal Year-
Name                      (#)        ($)       Exercisable          End ($)
------------------------------------------------------------------------------

Burton A. Goldstein        0          0        25,438,642           38,000

Herbert M. Reichlin        0          0        25,438,642           38,000



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


(b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below:


                                  Shares of Common Beneficially Owned
                                  -----------------------------------
Name and Address                            Shares Acquirable
Of Beneficial Owner         Shares Owned    Within 60 Days(1)   Percent Owned
-------------------         ------------    -----------------   -------------
Burton A. Goldstein          5,333,333         25,438,642          14.8%
6900 Jericho Turnpike
Syosset, New York 11791

Herbert M. Reichlin          5,333,333         25,438,642          14.8%
6900 Jericho Turnpike
Syosset, New York 11791

James F. Leary                 104,516          2,500,000           1.4%
6900 Jericho Turnpike
Syosset, New York 11791

Alfred Fabricant             2,806,434         1,000,000            2.1%
6900 Jericho Turnpike
Syosset, New York 11791

Richard Mascola              2,806,434         1,000,000            2.1%
6900 Jericho Turnpike
Syosset, New York 11791

Richard Bruno                2,500,000           750,000            1.8%
6900 Jericho Turnpike
Syosset, New York 11791

Angelo J. Vassallo                   0         1,000,000            0.5%
6900 Jericho Turnpike
Syosset, New York 11791

Milton J. Walters            2,000,000         2,000,000            2.2%
6900 Jericho Turnpike
Syosset, New York 11791

All Directors and Officers            80,011,334                   33.0%
and Beneficial Owners of more
than 5% of the Company's Common Stock

Under the rules of the Securities and Exchange Commission (the "SEC"), a person is deemed to have "beneficial ownership" of any Common Stock over which that person has or shares voting or investment power, plus any Common Stock that person may acquire within 60 days, including through the exercise of a stock option or the conversion of a convertible security.


Item 12. Certain Relationships and Related Transactions

     a. Loans from Former Officer and Director - A former officer and director, Bernard Gutman, was owed $100,445 for various expenses and loans due him at December 31, 1999. In December 1999, he brought suit against the Company in New York State Supreme Court, Nassau County, for alleged consulting fees and loan repayments due him. The Company counterclaimed for fraud and breach of contract. The action has been settled as of March 6, 2000 although final settlement documents have not been executed. The parties have agreed to issue the former director 400,000 shares of common stock in settlement of the debt.

          During 1998, the Company received $50,000 from a former director, Luther H. Hodges, Jr., payable with a stated interest rate of 10%. Accrued interest at December 31, 1999 amounted to $5,986. On February 3, 2000, the former director accepted 1,250,000 shares of common stock in settlement of this debt plus accrued consulting fees in the amount of $47,000.

     b. Officer's and Director's Compensation - During 1996, an investor group brought in by two individuals acquired an 18% ownership interest for $500,000. In addition, if and when any warrants existing at the time of the $500,000 investment to purchase common stock of the Company are exercised or, if during the next five years the Company raises additional funds through issuance of equity, then the investors will be issued, without additional payment, additional shares of common stock of the Company pro rata so that they will own in the aggregate 18% of the then outstanding shares of common stock of the Company. The two individuals were awarded seats on the Board of Directors and officers positions. In addition, the two individuals each received 9,778,975 warrant shares with the same anti-dilution provisions as the investor group. The two individuals had consulting agreements for which the Company accrued fees of $5,000 per month for each individual from July 1996 through November 1997. During 1997, these two individuals each agreed to receive 3,333,333 shares of stock in lieu of $50,000 in accrued consulting fees. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued options to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of December 31, 1999, the two individuals were owed $315,062 and $313,080 respectively in accrued salaries and various expenses.

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

       10.08 Agreement dated April 30, 1997 with Kingdom Blinds Manufacturing, Inc. (1)

       10.09 Employment Agreement dated December 1, 1997 between the Company and Burton A. Goldstein. (1)

       10.10 Employment Agreement dated December 1, 1997 between the Company and Herbert M. Reichlin. (1)

       10.11 Consulting Agreement dated December 9, 1997 between the Company and Bernard Gutman. (1)

       10.12 License Agreement dated October 31, 1999 between the Company and Charles E. Wheatley, Geoff Coy and James A. Mitchell

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

(B)    Reports on Form 8-K

              (5) No reports on Form 8-K were filed during the last quarter of 1998.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           QUEST PRODUCTS CORPORATION

Dated:  March 30, 2000                  By: /S/:
                                            -----------------------------------
                                                Herbert M. Reichlin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURES AND TITLE                                DATE
      --------------------                                ----

                                                     March 30, 2000
----------------------------------
Burton A. Goldstein
Chairman of the Board of Directors
Secretary, Chief Executive Officer

                                                     March 30, 2000
----------------------------------
Herbert M. Reichlin
President, Treasurer, Chief
Operating Officer, Director

                                                     March 30, 2000
----------------------------------
Richard Bruno
Director

                                                     March 30, 2000
----------------------------------
James F. Leary
Director

                                                     March 30, 2000
----------------------------------
Alfred Fabricant
Director

                                                     March 30, 2000
----------------------------------
Richard Mascola
Director

                                                     March 30, 1000
----------------------------------
Angelo J. Vassallo
Director

                                                     March 30, 1000
----------------------------------
Milton J. Walters
Director

                            SUPPLEMENTAL INFORMATION


     Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants  Which Have Not  Registered  Pursuant to
Section 12 of the Act.


                                      NONE