Form 10QSB
period 2000-03-31
QUEST PRODUCTS CORP
filed 2000-05-15
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Quarterly Period ended March 31, 2000

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


          YES _X_ NO_

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

        Class                                      Outstanding at March 31, 2000
        -----                                      -----------------------------
Common Stock, par value                                     198,937,985
$.00003 per share

QUEST PRODUCTS CORPORATION

                                      INDEX


                         PART 1 - FINANCIAL INFORMATION

                                                                            Page
Item 1   Financial Statements


         Report of Independent Accountants                                     3


         Balance Sheet (unaudited)                                         4 - 5


         Statements of Operations (unaudited)                                  6


         Statements of Cash Flows                                              7


         Notes to Financial Statements                                    8 - 10


Item 2   Management's Discussion and Analysis                            11 - 12


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    13

Item 2   Changes in Securities                                                13

Item 3   Defaults upon Senior Securities                                      13

Item 4   Submission of Matters to a Vote of Security Holders                  13

Item 5   Other Information                                                    13

Item 6   Exhibits and Reports                                                 13


Signatures                                                                    14

PART I  -  FINANCIAL INFORMATION

Item 1.    Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Quest Products Corporation

We have reviewed the balance sheet of Quest Products Corporation at March 31, 2000 and the related statement of operations and statement of cash flows for the three months then ended as set forth in the accompanying unaudited financial statements. These financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquires of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for the three months ended March 31, 2000 for them to be in conformity with generally accepted accounting principles.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments to the financial statements that might be necessary should the Company be unable to continue as a going concern.

As discussed in Note 4 to the financial statements, the Company has been subject to certain governmental regulatory matters by the U.S. Food and Drug Administration. At the present time, the outcome of these matters is uncertain. These matters, if pursued by this agency, may have a material adverse effect on the operation of the Company.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet at December 31, 1999 and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein); and in our report dated March 21, 2000, we expressed an unqualified opinion on these financial statements, which included a "Going Concern" matter and a potential litigation issue involving the US Food and Drug Administration, the outcome of which was uncertain.



RAICH ENDE MALTER LERNER & CO
East Meadow, New York
May 5, 2000
                                        3

QUEST PRODUCTS CORPORATION
Balance Sheet
March 31, 2000
(Unaudited)





Assets
   Current Assets
     Cash                                                            $ 47,287
     Inventory                                                          7,153
     Prepaid expenses                                                   6,234
                                                                     --------
                                                                       60,674
                                                                     --------

   Investment and Advances - PhaseOut Partners                         85,874

   Furniture and Equipment - at cost - net of accumulated
     depreciation of $38,040                                           35,960

   Deferred Royalties                                                  10,000

   License acquisition cost - net of accumulated
     amortization of $1,058                                            27,942

   Patents - at cost - net of accumulated amortization
     $16,616                                                           32,819

   Security Deposits                                                    3,861
                                                                     --------
                                                                      196,456
                                                                     --------

                                                                     $257,130
                                                                     ========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION
Balance Sheet
March 31, 2000
(Unaudited)



Liabilities and Shareholders' (Deficit)
   Current Liabilities
     1992 convertible debentures - including
       accrued interest of $8,150                                $    18,150
     Accounts payable                                                487,841
     Accrued officer and director's compensation                     503,142
     Accrued expenses                                                 67,486
                                                                 -----------
                                                                   1,076,619
   Other Liabilities                                             -----------
     Due to former officers and directors                            100,445
                                                                 -----------
   Commitments and Contingencies

   Shareholders' (Deficit)
     Series A  Convertible  Preferred  Stock - par
       value  $.001 - authorized 600,000 shares -
       no shares issued and outstanding
     Series B  Convertible  Preferred  Stock - par
       value  $.001 - authorized 5,000,000 shares -
       no shares issued and outstanding
     Common  Stock - par  value  $.00003  -  authorized
       200,000,000 shares - 198,937,985 shares issued
       and outstanding                                                 5,968
     Capital in excess of par                                      4,551,305
     Accumulated (deficit)                                        (5,477,207)
                                                                 ------------
                                                                    (919,934)
                                                                 ------------
                                                                 $   257,130
                                                                 ============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION
Statements of Operations
(Unaudited)


                                                             For the Three Months Ended
                                                                      March 31,
                                                          ------------------------------
                                                               2000             1999
                                                          ------------------------------

Sales - net                                               $         882    $         120
Cost of Sales                                                       148               13
                                                          -------------    -------------
                                                                    734              107
                                                          -------------    -------------
Selling Expenses                                                 19,522            8,078
General and Administrative Expenses                             161,789          100,509
                                                          -------------    -------------
                                                                181,311          108,587
                                                          -------------    -------------
(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                   (180,577)        (108,480)
                                                          -------------    -------------
Other Income (Expenses)
   Interest (expense)                                              (716)          (5,412)
                                                          -------------    -------------
(Loss) Before Equity in Net Income of PhaseOut Partners        (181,293)        (113,892)
Equity in Net income of PhaseOut Partners                            --            9,448
                                                          -------------    -------------
Net (Loss)                                                $    (181,293)   $    (104,444)
                                                          =============    =============
Basic and Diluted Net (Loss) Per Share                    $         NIL    $         NIL
                                                          =============    =============
Weighted Average Number of Shares
   Outstanding (to nearest 1,000,000)                     194,000,000        161,000,000
                                                          =============    =============


See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION
Statements of Cash Flows
(Unaudited)


                                                        For the Three Months Ended
                                                                 March 31,
                                                        -------------------------
                                                           2000           1999
                                                        -------------------------
Cash Flows from Operating Activities
   Net (loss)                                           $(181,293)     $(104,444)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                         2,527          2,157
       Amortization                                         1,318            760
       Accrued interest                                       716          5,412
       Equity in net income of PhaseOut Partners               --         (9,448)
       (Increase) decrease in:
         Inventories                                          148             14
       Increase (decrease) in:
         Accounts payable                                   2,552         14,125
         Accrued officer compensation                      75,000         75,000
         Accrued expenses                                  (1,434)         5,182
                                                        ---------      ---------

                                                         (100,466)       (11,242)
                                                        ---------      ---------

Cash Flows from Investing Activities
   Acquisition of equipment                               (25,585)            --
                                                        ---------      ---------


Cash Flows from Financing Activities
     Proceeds from issuance of common stock                60,000             --
                                                        ---------      ---------


Net Decrease in Cash                                      (66,051)       (11,242)

Cash - beginning                                          113,338         12,600
                                                        ---------      ---------

Cash - end                                              $  47,287      $   1,358
                                                        =========      =========

Supplemental Disclosures
     Non-cash Investing and Financing Transactions:
         Stock issued for settlement of debt            $ 334,716      $      --
                                                        =========      =========


See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2000



1.   BACKGROUND AND STATUS OF THE COMPANY

     Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company's purpose is to market and distribute its consumer products, including the patented "Phase-Out" system smoking cessation device (the "product").

     In 1998, the Company began distribution of the product into domestic retail chain drug stores through PhaseOut Partners, an oral joint venture arrangement with SAS Group Inc. ("SAS"). During 1999, the Company reduced its investment to $85,874 based on information provided by SAS which included purported price concessions given to certain retail chain drug stores, estimates of future returns, projected future price concessions and charges for certain other costs. The Company disputes these price concessions and charges, which it believes were not originally agreed to nor actually incurred in connection with the PhaseOut program.

     In January 2000, the Company informed SAS that the Joint Venture was terminated. In March 2000 the Company has instituted legal proceedings against SAS to recover all monies for which it is entitled under the joint venture agreement, which the Company believes is in excess of $750,000. The outcome of litigation cannot be reasonably predicted at this time.

     During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens to be used in products such as sunglasses, ski goggles or diving masks.

     The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of March 31, 2000, current liabilities exceed current assets by $1,015,945. Those factors, as well as the Company's relatively recent entry into the marketplace, create an uncertainty about the Company's ability to continue as a going concern.

     The Company has intentions of expanding and refining its marketing efforts to improve the efficiency of these efforts and to increase revenues. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of long-term debt and equity securities.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2000


     The financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.

2.   UNAUDITED INTERIM STATEMENTS

     The accompanying unaudited financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q SB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Forms 10-K SB for the year ended December 31, 1999.


3.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants. For the current quarter, potentially dilutive securities of approximately 54,000,000 shares that related to shares issuable upon the exercise of warrants granted by the Company were excluded, as their effect was antidilutive.

     At March 31, 2000, the amount of shares issuable on exercise of all convertible securities would exceed the number of authorized shares by approximately 68,000,000.


4.   COMMITMENTS AND CONTINGENCIES

     Regulatory Matters - On June 1, 1993, the Food and Drug Administration ("FDA") sent a warning letter to the Company. The letter stated that due to the Company's marketing and promotional materials used at the time for the product, the FDA believed the product was being sold as a medical device and should be subject to regulation as a medical device under the Federal Food, Drug and Cosmetic Act ("FDC Act"), and that the product was in violation of certain provisions of that act.

QUEST PRODUCTS CORPORATION
NOTES TO FINANCIAL STATEMENTS (Unaudited)
March 31, 2000


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


5.   RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

     During the quarter ended March 31, 2000 the Company raised $60,000 through the issuance of 3,000,000 shares. In addition, two officers converted
     $200,000 owed to them into 10,000,000 shares and a director converted $31,730 owed to him into 1,600,000 shares.

QUEST PRODUCTS CORPORATION
Item 2 - Management's Discussion and Analysis




                              Results of Operations
                   Three Months Ended March 31, 2000 Compared
                      to Three Months Ended March 31, 1999



The Company incurred a net loss of $181,293 for the three months ended March 31, 2000 as compared to the loss of $104,444 for the three months ended March 31, 1999.

During 1998, the Company began distribution of the PhaseOut product into retail chain stores, totaling approximately 12,000 stores, through an oral joint venture with SAS Group, Inc. ("SAS"), for which it was entitled to 50% of the income. SAS handled all the marketing and operational activities of the joint venture. The investment in the joint venture was accounted for under the equity method whereby the investment account was increased for contributions by the Company plus its share of the income of the joint venture and reduced for distributions and its share of any losses incurred by the joint venture. The Company's results of operations included its 50% share of the income from the joint venture as a separate line item. As such, sales, cost of sales and selling expenses of the joint venture were reported in this separate "equity in net income of the joint venture" line item. In January 2000, the Company terminated the joint venture arrangement with SAS Group Inc. and, on March 30, 2000, the Company initiated a lawsuit in the United States District Court for the Southern District of New York against SAS Group, Inc., Michael Sobo, Scott Sobo and
Century Factors. The lawsuit asserts claims for patent and trademark infringement, unfair competition, breach of the joint venture agreement, fraud, conversion and breach of fiduciary duty, and seeks injunctive relief, monetary damages in excess of $750,000 and punitive damages of at least $7,500,000. As a result, there were no sales, cost of sales and selling expenses of the joint venture reported in the financial statements for the period January 1, 2000 through March 31, 2000.

Sales increased by $762 as a result of the Company's initiating sales via e-commerce beginning in July 1999. In addition to selling its PhaseOut product through its website, the Company also intends to market its PhaseOut product directly to retail stores now that the joint venture has been terminated.

Cost of sales increased by $135 because of the change in the Company's operations as described above.

The increase in the Company's selling expenses of $11,444 was attributable to expenses incurred in connection with the sunglass program.

QUEST PRODUCTS CORPORATION
Management's Discussion and Analysis


General and  administrative  expenses  increased by  approximately  $61,000 from
$101,000  to  $162,000.   This  increase  is  attributable  to  an  increase  in
professional and consulting fees and other operating expenses.

Interest expense decreased by approximately $4,000 from $5,000 in 1999 to $1,000 in 2000 due to settlement of a shareholder loan in November 1999 and a former director's loan in February 2000.

The Company maintains a $1,000,000 liability insurance policy.


                         Liquidity and Capital Resources

The Company has a working capital deficit at March 31, 2000 of $1,015,495 as compared to a working capital deficit at December 31, 1999 of $1,105,108. During the quarter ended March 31, 2000, the Company used $100,466 in operating activities and $25,585 in investing activities to purchase equipment and generated $60,000 from financing activities from the sale of equity securities. The Company currently has $47,287 in cash.

The Company has historically funded its cash flow needs through the sale of equity securities in private placements. The Company has raised $858,700 since July of 1997 through such private placements and will attempt to raise additional cash in a similar manner to fund its ongoing operations.

In October 1999, the Company completed development of adjustable polarized sunglasses, which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses. Management will strive to begin worldwide distribution of this product in 2001. The Company's plans for the marketing of this new product in the near future will require additional funding above and beyond the normal amount of cash required for recurring operations.

There can be no assurance that the Company will be able to obtain the required additional financing.

                           PART II - OTHER INFORMATION


Item 1. Legal Proceedings

        In December 1999, a former officer and director, Bernard Gutman, brought an action against the Company in New York State Supreme Court, Nassau County, for alleged consulting fees and loan repayments due him in the amount of $100,445. The Company has counterclaimed for fraud and breach of contract. The action has been settled as of March 6, 2000, although the final settlement documents have not yet been executed. The parties have agreed to issue to the former director 400,000 shares of common stock that, on the date of settlement, was valued at 17 cents per share based upon its closing price on that date.

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

                   None

Item 3. Defaults Upon Senior Securities

                   None

Item 4. Submission of Matters to a Vote of Security Holders

                   None

Item 5. Other Information

                   None

Item 6. Exhibits and Reports on Form 8-K

                   None

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  QUEST PRODUCTS CORPORATION


Dated:  May 15, 2000

                                                  /S/:__________________________
                                                  Herbert M. Reichlin, President