Form 10QSB
period 2000-06-30
QUEST PRODUCTS CORP
filed 2000-08-11
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2000

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

                  YES [X]    NO [ ]

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

               Class                          Outstanding at June 30, 2000
      Common Stock, par value                          200,271,318
      $.00003 per share

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX


                         PART 1 - FINANCIAL INFORMATION
                                                                         Page

Item 1   Consolidated Financial Statements

         Report of Independent Accountants                                  3

         Consolidated Balance Sheet (unaudited)                         4 - 5

         Consolidated Statements of Operations (unaudited)              6 - 7

         Consolidated Statements of Cash Flows                              8

         Notes to Consolidated Financial Statements                    9 - 11

Item 2   Management's Discussion and Analysis                         12 - 13


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                 14

Item 2   Changes in Securities                                             14

Item 3   Defaults upon Senior Securities                                   14

Item 4   Submission of Matters to a Vote of Security Holders               14

Item 5   Other Information                                                 15

Item 6   Exhibits and Reports                                              15


Signatures                                                                 15

PART I  -  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Quest Products Corporation and Subsidiaries

We have reviewed the consolidated balance sheet of Quest Products Corporation and Subsidiaries at June 30, 2000 and the related consolidated statements of operations for each of the three and six-month periods then ended and consolidated statement of cash flows for the six months then ended as set forth in the accompanying unaudited consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management.

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

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments to the consolidated financial statements that might be necessary should the Company be unable to continue as a going concern.


RAICH ENDE MALTER & CO. LLP
East Meadow, New York
August 4, 2000

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2000
(Unaudited)


Assets
Current Assets
  Cash                                                                  $ 15,093
  Inventory                                                                6,898
  Prepaid expenses                                                         6,234
                                                                        --------

                                                                          28,225
                                                                        --------

Investment and Advances - PhaseOut Partners                               85,874

Furniture and Equipment - at cost - net of accumulated
  depreciation of $40,567                                                 32,277

Deferred Royalties                                                        10,000

License acquisition cost - net of accumulated
  amortization of $1,616                                                  27,384

Patents - at cost - net of accumulated amortization
  $17,376                                                                 32,059

Security Deposits                                                          3,861
                                                                        --------

                                                                         191,455
                                                                        --------

                                                                        $219,680
                                                                        ========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2000
(Unaudited)

Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $8,400                                                                   $    18,400
       Accounts payable                                                                  532,654
       Accrued officer and director's compensation                                       578,142
       Accrued expenses                                                                   67,486
                                                                                     -----------

                                                                                       1,196,682
                                                                                     -----------
     Other Liabilities
       Due to former officers and directors                                              100,445
                                                                                     -----------

     Commitments and Contingencies

     Shareholders' (Deficit)
       Series A  Convertible Preferred Stock - par value $.001 - authorized
         600,000 shares - no shares issued and outstanding
       Series B Convertible Preferred Stock - par value $.001 - authorized
         5,000,000 shares - no shares issued and outstanding
       Common Stock - par value $.00003 - authorized 200,000,000 shares -
         200,271,318 shares issued and outstanding                                         6,008
       Capital in excess of par                                                        4,606,265
       Accumulated (deficit)                                                          (5,689,720)
                                                                                     -----------

                                                                                      (1,077,447)
                                                                                     -----------

                                                                                     $   219,680
                                                                                     ===========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                                                For the Six Months Ended
                                                                                        June 30,
                                                                         ---------------------------------------
                                                                               2000                     1999
                                                                         ---------------------------------------
Sales - net                                                              $       2,483             $         170

Cost of Sales                                                                      403                        20
                                                                         -------------             -------------

                                                                                 2,080                       150
                                                                         -------------             -------------

Selling Expenses                                                                42,936                    12,530

General and Administrative Expenses                                            351,984                   222,561
                                                                         -------------             -------------

                                                                               394,920                   235,091
                                                                         -------------             -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                                  (392,840)                 (234,941)
                                                                         -------------             -------------

Other Income (Expenses)
     Interest (expense)                                                           (966)                  (10,824)
                                                                         -------------             -------------


(Loss) Before Equity in Net Income of PhaseOut Partners                       (393,806)                 (245,765)

Equity in Net income of PhaseOut Partners                                           --                    12,310
                                                                         -------------             -------------


Net (Loss)                                                               $    (393,806)            $    (233,455)
                                                                         =============             =============


Basic and Diluted Net (Loss) Per Share                                   $         NIL             $         NIL
                                                                         =============             =============

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                                    194,000,000               162,000,000
                                                                         =============             =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                                         For the Quarter Ended
                                                                                June 30,
                                                                    --------------------------------
                                                                          2000              1999
                                                                    --------------------------------
Sales - net                                                         $       1,601      $          50

Cost of Sales                                                                 255                  7
                                                                    -------------      -------------

                                                                            1,346                 43
                                                                    -------------      -------------

Selling Expenses                                                           23,414              4,452

General and Administrative Expenses                                       190,195            122,052
                                                                    -------------      -------------

                                                                          213,609            126,504
                                                                    -------------      -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                             (212,263)          (126,461)
                                                                    -------------      -------------

Other Income (Expenses)
     Interest (expense)                                                      (250)            (5,412)
                                                                    -------------      -------------


(Loss) Before Equity in Net Income of PhaseOut Partners                  (212,513)          (131,873)

Equity in Net income of PhaseOut Partners                                      --              2,862
                                                                    -------------      -------------


Net (Loss)                                                          $    (212,513)     $    (129,011)
                                                                    =============      =============

Basic and Diluted Net (Loss) Per Share                              $         NIL      $         NIL
                                                                    =============      =============

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                               199,000,000        163,000,000
                                                                    =============      =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                                   For the Six Months Ended
                                                                           June 30,
                                                                  --------------------------
                                                                     2000            1999
                                                                  --------------------------
Cash Flows from Operating Activities
   Net (loss)                                                     $(393,806)       $(233,455)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                                   5,054            4,314
       Amortization                                                   2,636            1,520
       Accrued interest                                                 966           10,824
       Equity in net income of PhaseOut Partners                         --          (12,310)
       (Increase) decrease in:
         Inventories                                                    403               21
       Increase (decrease) in:
         Accounts payable                                            47,365              736
         Accrued officer compensation                               150,000          150,000
         Accrued expenses                                            (1,434)           8,182
                                                                  ---------        ---------

                                                                   (188,816)         (70,168)
                                                                  ---------        ---------
   Cash Flows from Investing Activities
   Acquisition of equipment                                         (25,585)              --
   Refund of acquisitions of equipment                                1,156               --
   Investment and advances - PhaseOut Partners                           --           25,000
                                                                  ---------        ---------

                                                                    (24,429)          25,000
                                                                  ---------        ---------
Cash Flows from Financing Activities
     Proceeds from issuance of common stock                         115,000          135,000
     Proceeds from issuance of stock options                             --           50,000
                                                                  ---------        ---------

                                                                    115,000          185,000
                                                                  ---------        ---------

Net Decrease in Cash                                                (98,245)         (11,242)

Cash - beginning                                                    113,338           12,600
                                                                  ---------        ---------

Cash - end                                                        $  15,093        $   1,358
                                                                  =========        =========

Supplemental Disclosures
     Non-cash Investing and Financing Transactions:
         Stock issued for settlement of debt                      $ 334,716        $      --
                                                                  =========        =========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000


1.   BACKGROUND AND STATUS OF THE COMPANY

     Quest Products Corporation and Subsidiaries (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company has incorporated two subsidiaries, The ProductIncubator.Com, Inc. and Rainbow Shades, Inc. through which it intends to identify and bring to the marketplace unique proprietary consumer products. The Company also intends to continue to market and distribute its patented "Phase-Out" system smoking cessation device (the "product").

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

     In January 2000, the Company informed SAS that the Joint Venture was terminated. In March 2000 the Company had instituted legal proceedings against SAS to recover all monies for which it is entitled under the joint venture agreement, which the Company believed to be in excess of $750,000. In connection with the abovementioned lawsuit, a mediation settlement was reached in principle on July 19, 2000 wherein the Company is to receive $150,000 and approximately 25,000 PhaseOut units. Since the agreement has not yet been executed, the effect of this settlement has not been reflected in the financial statements.

     During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens to be used in products such as sunglasses, ski goggles or diving masks. The Company intends to market these products through its Rainbow Shades subsidiary.

     The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of June 30, 2000, current liabilities exceed current assets by $1,168,457. Those factors, as well as the Company's inability, thus far, to establish a market for the product, create an uncertainty about the Company's ability to continue as a going concern.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000


     The Company has intentions of expanding and refining its marketing efforts to include other products. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of long-term debt and equity securities. The consolidated financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.

2.   UNAUDITED INTERIM STATEMENTS

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q SB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Forms 10-K SB for the year ended December 31, 1999.

3.   COMMON STOCK

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants. For the six months and the current quarter, potentially dilutive securities of approximately 49,000,000 and 47,000,000 shares that related to shares issuable upon the exercise of warrants granted by the Company were excluded, as their effect was antidilutive.

     At June 30, 2000, issued shares exceed the number of authorized shares by approximately 271,000 and the amount of shares issuable on exercise of all convertible securities would exceed the number of authorized shares by approximately 69,000,000.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2000


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

     Since these revisions have been made, the Company has not received any communications from the FDA about this matter. The Company feels that, even if the FDA prohibited the Company from marketing the product, since the Company's dependence on the product has been substantially reduced based on its present and future plans, any prohibition would not have a material adverse effect on the Company.

5.   RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

     During the six months ended June 30, 2000 the Company raised $115,000 through the issuance of 4,333,333 shares. In addition, two officers converted $200,000 owed to them into 10,000,000 shares and a director converted $31,730 owed to him into 1,600,000 shares.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Item 2 - Management's Discussion and Analysis


The Company intends, through its newly incorporated subsidiaries, to identify and bring to the marketplace, unique proprietary consumer products.


                              Results of Operations
                     Six Months Ended June 30, 2000 Compared
                        to Six Months Ended June 30, 1999


The Company incurred a net loss of $393,806 for the six months ended June 30, 2000 as compared to the loss of $233,455 for the six months ended June 30, 1999.

During 1998, the Company began distribution of the PhaseOut product into retail chain stores, totaling approximately 12,000 stores, through an oral joint venture with SAS Group, Inc. ("SAS"), for which it was entitled to 50% of the income. SAS handled all the marketing and operational activities of the joint venture. The investment in the joint venture was accounted for under the equity method whereby the investment account was increased for contributions by the Company plus its share of the income of the joint venture and reduced for distributions and its share of any losses incurred by the joint venture. The Company's results of operations included its 50% share of the income from the joint venture as a separate line item. As such, sales, cost of sales and selling expenses of the joint venture were reported in this separate "equity in net income of the joint venture" line item. In January 2000, the Company terminated the joint venture arrangement with SAS Group Inc. and, on March 30, 2000, the Company initiated a lawsuit in the United States District Court for the Southern District of New York against SAS Group, Inc., Michael Sobo, Scott Sobo and
Century Factors. The lawsuit asserts claims for patent and trademark infringement, unfair competition, breach of the joint venture agreement, fraud, conversion and breach of fiduciary duty, and seeks injunctive relief, monetary damages in excess of $750,000 and punitive damages of at least $7,500,000. As a result, there were no sales, cost of sales and selling expenses of the joint venture reported in the financial statements for the period January 1, 2000 through June 30, 2000. In connection with the SAS lawsuit, on July 19, 2000 a mediation settlement was reached in principle wherein the Company is to receive $150,000, and approximately 25,000 PhaseOut units. The execution of this agreement should take place before the end of August, 2000. Since the agreement has not yet been executed, the effect of this settlement has not been reflected in the financial statements.

Sales increased by $2,313 as a result of the Company's initiating sales via e-commerce beginning in July 1999. In addition to selling its PhaseOut product through its website, the Company also intends to market its PhaseOut product directly to retail stores now that the joint venture has been terminated.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis


Cost of sales increased by $383 because of the change in the Company's operations as described above.

The increase in the Company's selling expenses of $30,406 was attributable to expenses incurred in connection with the sunglass program.

General and  administrative  expenses  increased by approximately  $129,000 from
$223,000  to  $352,000.   This  increase  is  attributable  to  an  increase  in
professional and consulting fees and other operating expenses.

Interest expense decreased by approximately $10,000 from $11,000 in 1999 to $1,000 in 2000 due to settlement of a shareholder loan in November 1999 and a former director's loan in February 2000.

The Company maintains a $1,000,000 liability insurance policy.


                         Liquidity and Capital Resources

The Company has a working capital deficit at June 30, 2000 of $1,168,457 as compared to a working capital deficit at December 31, 1999 of $1,105,108. During the six months ended June 30, 2000, the Company used $188,816 in operating activities and $24,429 in investing activities to purchase equipment and generated $115,000 from financing activities from the sale of equity securities. The Company currently has $15,093 in cash.

The Company has historically funded its cash flow needs through the sale of equity securities in private placements. The Company has raised $913,700 since July of 1997 through such private placements and will attempt to raise additional cash in a similar manner to fund its ongoing operations.

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

     On March 30, 2000, the Company initiated a lawsuit in the United States District Court for the Southern District of New York against SAS Group Inc., Michael Sobo, Scott Sobo and Century Factors. SAS Group Inc. has been the Company's joint venture partner since 1998 in connection with the distribution of the Company's patented PhaseOut product to drug stores and other retailers. The lawsuit asserts claims for patent and trademark infringement, unfair competition, breach of the joint venture agreement, fraud, conversion and breach of fiduciary duty, and seeks injunctive relief, monetary damages in excess of $750,000 and punitive damages of at least $7,500,000

     In connection with the SAS lawsuit, on July 19, 2000 a mediation settlement was reached in principle wherein the Company is to receive $150,000, and approximately 25,000 PhaseOut units. The execution of this agreement should take place before the end of August, 2000. Since the agreement has not yet been executed, the effect of this settlement has not been reflected in the financial statements.


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


                                           QUEST PRODUCTS CORPORATION

Dated:  August 4, 2000

                                           /S/:
                                           -----------------------------------
                                           Herbert M. Reichlin, President