Form 10QSB
period 2000-09-30
QUEST PRODUCTS CORP
filed 2000-10-27
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period ended September 30, 2000

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


                  YES _X_                    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

        Class                                  Outstanding at September 30, 2000
        -----                                  ---------------------------------
Common Stock, par value                                   203,875,834
$.00003 per share

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX


                         PART 1 - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1   Consolidated Financial Statements


         Report of Independent Accountants                                     3


         Consolidated Balance Sheet (unaudited)                            4 - 5


         Consolidated Statements of Operations (unaudited)                 6 - 7


         Consolidated Statements of Cash Flows (unaudited)                     8


         Notes to Consolidated Financial Statements                       9 - 11


Item 2   Management's Discussion and Analysis                            12 - 13


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    14

Item 2   Changes in Securities                                                14

Item 3   Defaults upon Senior Securities                                      14

Item 4   Submission of Matters to a Vote of Security Holders                  15

Item 5   Other Information                                                    15

Item 6   Exhibits and Reports on form 8-K                                     15

Signatures                                                                    16

PART I  -  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Quest Products Corporation and Subsidiaries

We have reviewed the consolidated balance sheet of Quest Products Corporation and Subsidiaries at September 30, 2000 and the related consolidated statements of operations for each of the three and nine-month periods then ended and consolidated statement of cash flows for the nine months then ended as set forth in the accompanying unaudited consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management.

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

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



RAICH ENDE MALTER & CO. LLP
East Meadow, New York
October 24, 2000

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

September 30, 2000

(Unaudited)


Assets
     Current Assets
       Cash                                                             $180,927
       Inventory                                                          36,067
       Prepaid expenses                                                    4,638
                                                                        --------

                                                                         221,632
                                                                        --------

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $43,014                                            28,959

     Deferred Royalties                                                   10,000

     License acquisition cost - net of accumulated
       amortization of $2,174                                             26,826

     Patents - at cost - net of accumulated amortization
       $18,173                                                            31,262

     Security Deposits                                                     4,266
                                                                        --------

                                                                         101,313
                                                                        --------

                                                                        $322,945
                                                                        ========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

September 30, 2000

(Unaudited)



Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $8,650                                                  $    18,650
       Accounts payable                                                 523,736
       Accrued officers' and directors' compensation                    657,924
       Accrued expenses                                                  38,486
                                                                    -----------

                                                                      1,238,796
                                                                    -----------


     Commitments and Contingencies

     Shareholders' (Deficit)
       Convertible Preferred Stock - par value $.00003 -
         authorized 10,000,000 shares - no shares issued and
         outstanding
       Common Stock - par value $.00003 - authorized
         390,000,000 shares - 203,875,834 shares issued and
         outstanding                                                      6,116
       Capital in excess of par                                       4,874,933
       Accumulated (deficit)                                         (5,796,900)
                                                                    -----------

                                                                       (915,851)
                                                                    -----------

                                                                    $   322,945
                                                                    ===========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                               For the Nine Months Ended
                                                                      September 30,
                                                            --------------------------------
                                                                     2000               1999
                                                            --------------------------------

Sales - net                                                 $       4,558      $         589

Cost of Sales                                                         519                 91
                                                            -------------      -------------

                                                                    4,039                498
                                                            -------------      -------------

Selling Expenses                                                  115,988             36,362

General and Administrative Expenses                               513,606            351,661
                                                            -------------      -------------

                                                                  629,594            388,023
                                                            -------------      -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                     (625,555)          (387,525)
                                                            -------------      -------------

Other Income (Expenses)
     Gain on settlement of debt                                    32,374                 --
     Gain on settlement of lawsuit                                 93,411                 --
     Interest (expense)                                            (1,216)           (16,622)
                                                            -------------      -------------
                                                                  124,569            (16,622)
                                                            -------------      -------------


(Loss) Before Equity in Net Income of PhaseOut Partners          (500,986)          (404,147)

Equity in Net income of PhaseOut Partners                              --             15,381
                                                            -------------      -------------


Net (Loss)                                                  $    (500,986)     $    (388,766)
                                                            =============      =============


Basic and Diluted Net (Loss) Per Share                      $         NIL      $         NIL
                                                            =============      =============


Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                       197,000,000        165,000,000
                                                            =============      =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)


                                                                  For the Quarter Ended
                                                                        September 30,
                                                            --------------------------------
                                                                     2000               1999
                                                            --------------------------------
Sales - net                                                 $       2,075      $         419

Cost of Sales                                                         116                 71
                                                            -------------      -------------

                                                                    1,959                348
                                                            -------------      -------------

Selling Expenses                                                   73,052             26,903

General and Administrative Expenses                               161,622            126,029
                                                            -------------      -------------

                                                                  234,674            152,932
                                                            -------------      -------------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income of PhaseOut Partners                     (232,715)          (152,584)
                                                            -------------      -------------

Other Income (Expenses)
     Gain on settlement of debt                                    32,374                 --
     Gain on settlement of lawsuit                                 93,411                 --
     Interest (expense)                                              (250)            (5,798)
                                                            -------------      -------------
                                                                  125,535             (5,798)
                                                            -------------      -------------


(Loss) Before Equity in Net Income of PhaseOut Partners          (107,180)          (158,382)

Equity in Net income of PhaseOut Partners                              --              3,071
                                                            -------------      -------------


Net (Loss)                                                  $    (107,180)     $    (155,311)
                                                            =============      =============


Basic and Diluted Net (Loss) Per Share                      $         NIL      $         NIL
                                                            =============      =============


Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                       202,000,000        172,000,000
                                                            =============      =============


See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                       For the Nine Months Ended
                                                              September 30,
                                                       -------------------------
                                                             2000          1999
                                                       -------------------------
Cash Flows from Operating Activities
   Net (loss)                                           $(500,986)    $(388,766)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                         7,501         6,471
       Amortization                                         3,991         2,280
       Warrants issued for compensation                    15,000            --
       Gain on settlement of debt                         (32,374)           --
       Gain on settlement of lawsuit                      (93,411)           --
       Accrued interest                                     1,215        16,236
       Proceeds from settlement of lawsuit                150,000       (15,381)
       (Increase) decrease in:
         Inventories                                          519            91
         Prepaid expenses                                   1,596            --
         Security deposits                                   (405)           --
       Increase (decrease) in:
         Accounts payable                                  40,153       (35,738)
         Accrued officer compensation                     229,782       205,000
         Accrued expenses                                  (1,434)        5,682
                                                        ---------     ---------

                                                         (178,853)     (204,125)
                                                        ---------     ---------
   Cash Flows from Investing Activities
   Acquisition of equipment                               (25,585)           --
   Refund of acquisitions of equipment                      2,027            --
   Investment and advances - PhaseOut Partners                 --        25,000
                                                        ---------     ---------

                                                          (23,558)       25,000
                                                        ---------     ---------
Cash Flows from Financing Activities
     Proceeds from issuance of common stock               270,000       265,000
     Proceeds from issuance of stock options                   --        50,000
                                                        ---------     ---------

                                                          270,000       315,000
                                                        ---------     ---------

Net Increase in Cash                                       67,589       135,875

Cash - beginning                                          113,338        12,600
                                                        ---------     ---------

Cash - end                                              $ 180,927     $ 148,475
                                                        =========     =========

Supplemental Disclosures
     Non-cash Investing and Financing Transactions:
         Stock issued for settlement of debt            $ 404,958     $      --
                                                        =========     =========


See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000


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

     In 1998, the Company began distribution of the product into domestic retail chain drug stores through PhaseOut Partners, an oral joint venture arrangement with SAS Group Inc. ("SAS"). During 1999, the Company reduced its investment to $85,874 based on information provided by SAS which included purported price concessions given to certain retail chain drug stores, estimates of future returns, projected future price concessions and charges for certain other costs. The Company disputed these price concessions and charges, which it believed were not originally agreed to nor actually incurred in connection with the PhaseOut program.

     In January 2000, the Company informed SAS that the Joint Venture was terminated. In March 2000 the Company had instituted legal proceedings against SAS to recover all monies for which it was entitled under the joint venture agreement, which the Company believed to be in excess of $750,000. In connection with the abovementioned lawsuit, a mediation settlement was reached in principle on July 19, 2000 wherein the Company received $150,000 and approximately 17,000 PhaseOut units and is still waiting for delivery on additional inventory of approximately 2,000 more PhaseOut units.

     During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens to be used in products such as sunglasses, ski goggles or diving masks. The Company intends to market these products through its Rainbow Shades Inc. subsidiary.

     The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of September 30, 2000, current liabilities exceed current assets by $1,017,164. Those factors, as well as the Company's inability, thus far, to establish a marketable product, create an uncertainty about the Company's ability to continue as a going concern.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000


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

2.   UNAUDITED INTERIM STATEMENTS

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the year ending December 31, 2000. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

3.   STOCK

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants. For the nine months and the current quarter, potentially dilutive securities of approximately 52,000,000 and 46,000,000 shares that related to shares issuable upon the exercise of warrants granted by the Company were excluded, as their effect was antidilutive.

     During the current quarter, the Company has increased its authorized shares from 200,000,000 to 390,000,000. The Company also replaced its authorization of its series A and B convertible preferred stock with authorization to issue 10,000,000 shares of convertible preferred stock, none of which has been issued.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2000


4.   COMMITMENTS AND CONTINGENCIES

     Regulatory Matters - On June 1, 1993, the Food and Drug Administration ("FDA") sent a warning letter to the Company. The letter stated that due to the Company's marketing and promotional materials used at the time for the PhaseOut product, the FDA believed the product was being sold as a medical device and should be subject to regulation as a medical device under the Federal Food, Drug and Cosmetic Act ("FDC Act"), and that the product was in violation of certain provisions of that act.

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


5.   RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

     The following table presents the Company's equity activity during the nine months ended September 30, 2000:

                                                Shares                $
                                              ----------        ----------
          Sales of stock                       3,000,000            60,000
          Sales of stock and warrants*         4,100,000           205,000
          Exercise of warrants                   333,333             5,000
          Conversion of debt to equity:
          -- Officers                         10,000,000           200,000
          -- Directors                         2,954,516           136,958
          -- Other                               400,000            68,000
                                              ----------        ----------
                                              20,787,849           674,958
                                              ==========        ==========

     *    Included warrants to purchase 4,100,000 shares at $.05 per share.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Item 2 - Management's Discussion and Analysis


The Company intends, through its newly incorporated subsidiaries, to identify and bring to the marketplace, unique proprietary consumer products.


                              Results of Operations
                  Nine Months Ended September 30, 2000 Compared
                     to Nine Months Ended September 30, 1999


The Company incurred a net loss of $500,986 for the nine months ended September 30, 2000 as compared to a loss of $388,766 for the nine months ended September 30, 1999.

During 1998, the Company began distribution of the PhaseOut product into retail chain stores, totaling approximately 12,000 stores, through an oral joint venture with SAS Group, Inc. ("SAS"), for which it was entitled to 50% of the income. SAS handled all the marketing and operational activities of the joint venture. The investment in the joint venture was accounted for under the equity method whereby the investment account was increased for contributions by the Company plus its share of the income of the joint venture and reduced for distributions and its share of any losses incurred by the joint venture. The Company's results of operations included its 50% share of the income from the joint venture as a separate line item. As such, sales, cost of sales and selling expenses of the joint venture were reported in this separate "equity in net income of the joint venture" line item. In January 2000, the Company terminated the joint venture arrangement with SAS Group Inc. and, on March 30, 2000, the Company initiated a lawsuit in the United States District Court for the Southern District of New York against SAS Group, Inc., Michael Sobo, Scott Sobo and
Century Factors. The lawsuit asserts claims for patent and trademark infringement, unfair competition, breach of the joint venture agreement, fraud, conversion and breach of fiduciary duty, and seeks injunctive relief, monetary damages in excess of $750,000 and punitive damages of at least $7,500,000. As a result, there were no sales, cost of sales and selling expenses of the joint venture reported in the financial statements for the period January 1, 2000 through September 30, 2000. In connection with the SAS lawsuit, on July 19, 2000 a mediation settlement was reached in principle wherein the Company received $150,000, and approximately 17,000 PhaseOut units and is still waiting for delivery of an additional inventory of approximately 2,000 more PhaseOut units. Accordingly, a gain of $93,411 was recognized on the settlement of this lawsuit.

During the current quarter, the Company issued 400,000 shares to a former officer and director in settlement of the debts owed to him. Accordingly, a gain of $32,374 was recognized as the settlement of the debt.

Sales increased by $3,969 as a result of the Company's initiating sales via e-commerce beginning in July 1999. In addition to selling its PhaseOut product through its website, the Company also intends to market its PhaseOut product directly to retail stores now that the joint venture has been terminated.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis


Cost of sales increased by $428 because of the change in the Company's operations as described above.

The increase in the Company's selling expenses of $86,293 was attributable to expenses incurred in connection with the sunglass program and travel and entertainment expenses.

General and  administrative  expenses  increased by approximately  $158,000 from
$352,000  to  $510,000.   This  increase  is  attributable  to  an  increase  in
professional and consulting fees and other operating expenses.

Interest expense decreased by approximately $15,000 from $16,000 in 1999 to $1,000 in 2000 due to settlement of a shareholder loan in November 1999 and a former director's loan in February 2000.

The Company maintains a $1,000,000 liability insurance policy.


                         Liquidity and Capital Resources

The Company has a working capital deficit at September 30, 2000 of $1,017,164 as compared to a working capital deficit at December 31, 1999 of $1,105,108. During the nine months ended September 30, 2000, the Company used $178,853 in operating activities and $23,558 in investing activities to purchase equipment and generated $270,000 from financing activities from the sale of equity securities. The Company currently has $180,927 in cash.

The Company has historically funded its cash flow needs through the sale of equity securities in private placements. The Company has raised $1,068,700 since July of 1997 through such private placements and will attempt to raise additional cash in a similar manner to fund its ongoing operations.

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

PART II - OTHER INFORMATION


Item 1. Legal Proceedings

     In December 1999, a former officer and director, Bernard Gutman, brought an action against the Company in New York State Supreme Court, Nassau County, for alleged consulting fees and loan repayments due him in the amount of $100,445. The Company has counterclaimed for fraud and breach of contract. The action has been settled as of March 6, 2000, and the final settlement documents have been executed. The Company has issued to the former director 400,000 shares of common stock that, on the date of settlement, was valued at 17 cents per share based upon its closing price on that date.

     On March 30, 2000, the Company initiated a lawsuit in the United States District Court for the Southern District of New York against SAS Group Inc., Michael Sobo, Scott Sobo and Century Factors. SAS Group Inc. has been the Company's joint venture partner since 1998 in connection with the distribution of the Company's patented PhaseOut product to drug stores and other retailers. The lawsuit asserts claims for patent and trademark infringement, unfair competition, breach of the joint venture agreement, fraud, conversion and breach of fiduciary duty, and seeks injunctive relief, monetary damages in excess of $750,000 and punitive damages of at least $7,500,000

     In connection with the SAS lawsuit, on July 19, 2000 a mediation settlement was reached in principle wherein the Company received $150,000, and approximately 17,000 PhaseOut units and is still waiting for delivery of an additional inventory of approximately 2,000 more PhaseOut units.


Item 2. Changes in Securities

     On June 8, 2000 the Company filed a Certificate of Incorporation Amendment with the Delaware Secretary of State whereby the aggregate number of shares of capital stock that the Company has authority to issue is 400,000,000, consisting of 390,000,000 shares of common stock with a par value of $.00003 per share and 10,000,000 shares of preferred stock with a par value of $.00003 per share.


Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     In June 2000, the Company received the written consent of a majority of its stockholders increasing the number of authorized shares of common stock from 200,000,000 shares to 390,000,000 and issuing 10,000,000 shares of preferred stock.

     In September 2000, the Company mailed notices to all stockholders informing them of these corporate actions taken by the written consent of the holders of the majority of the outstanding shares of common stock of the Company.


Item 5. Other Information

     None


Item 6. Exhibits and Reports on Form 8-K

     None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 QUEST PRODUCTS CORPORATION


Dated: October 27, 2000

                                                 /s/ Herbert M. Reichlin
                                                 -------------------------------
                                                 Herbert M. Reichlin, President