Form 10KSB
period 2000-12-31
QUEST PRODUCTS CORP
filed 2001-03-28
CIK 824416

U. S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

             [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
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

                              YES [X]       NO [_]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                                       [X]

The registrant's operating revenues for its most recent fiscal year were $6,434.

The number of shares outstanding on December 31, 2000 was 223,005,001 shares of Common Stock, .00003 par value.

Continued...

The aggregate market value of the voting Common Stock held by non-affiliates (1) of the registrant based on the average of the high and low bid prices ($.042) of the Company's Common Stock, as of December 31, 2000, is approximately $7,730,356 based upon the 183,756,901 shares of Registrant's Common Stock held by non-affiliates.

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

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure Format: (check one)

                              YES [_]       NO [X]

                           QUEST PRODUCTS CORPORATION
                                   Form 10-KSB
                       Fiscal Year Ended December 31, 2000


                                Table of Contents



PART I                                                                      PAGE
------                                                                      ----

Item 1.    Business                                                        4 - 7
Item 2.    Properties                                                          7
Item 3.    Legal Proceedings                                               7 - 8
Item 4.    Submission of Matters to a Vote of Security Holders                 8

PART II

Item 5.    Market for Company's Common Equity and Related
           Stockholder Matters                                            8 - 10
Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           11 - 13
Item 7.    Financial Statements                                         F1 - F18
Item 8.    Changes in or Disagreement with Accountants on
           Accounting and Financial Disclosure                                14


PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act    14 - 15
Item 10.   Executive Compensation                                        16 - 17
Item 11.   Security Ownership of Certain Beneficial Owners
           and Management                                                17 - 18
Item 12.   Certain Relationships and Related Transactions                18 - 19

PART IV

Item 13.   Exhibits and Reports on Form 8-K                              19 - 20


Signatures                                                                    21
Supplemental Information                                                      22

PART 1

Item 1.   Business

The Company

     Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company has two wholly-owned subsidiaries, The ProductIncubator.com, Inc., Rainbow Shades, Inc., and a majority-owned subsidiary, Wynn Technologies, Inc., through which it intends to identify and bring to the marketplace unique proprietary products. The Company also intends to continue to market and distribute its patented "Phase-Out" system smoking cessation device (the "PhaseOut device").

     During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens product such as sunglasses, ski goggles or diving masks. In June 2000 the Company entered into a comprehensive agreement with Opsales and its President and Vice President, Sidney and Dean Friedman, to manufacture and distribute the Company's rotatable variable polarized lenses to be used in the Company's new sunglass product, Rainbow Shades(TM). In January 2001, the Company made its final selection of frame designs for its Rainbow Shades(TM) sunglasses. The initial line of Rainbow Shades(TM) sunglasses consists of three separate frames created and designed in Italy. The Rainbow Shades(TM) sunglasses feature Quest's patented and revolutionary new lens system which allows the wearer to select up to three different lens colors by simply moving a slider on the frame. The slider causes the lens to rotate which, in turn, changes the lens color. With the Rainbow Shades(TM) sunglasses, there is no need to remove or replace the lens.

     During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of the Company's patented Big1Card(TM) technology. Quest, through its subsidiary, Wynn Technologies, Inc., owns all rights to the Big1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) SmartCard project. This will include introducing the Company and assisting in completing agreements with all such organizations.


The PhaseOut Device

     The PHASEOUT device is a simple, easy to use, mechanical, light-weight instrument that allows the smoker to continue to smoke their preferred brand of cigarettes and at the same time, gradually and sequentially reduce their nicotine intake by over 80%. This weaning process is the same type of detoxification methodology that has proven successful with many other addictive substances. Once the smoker has been weaned, their chances to quit for good are greatly enhanced.

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

     The Company is currently having the product manufactured by one vendor in South Korea. This source of supply should be able to produce all future PhaseOut units required for sale.

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


Marketing

     The Company is currently developing a multifaceted strategy to reinvigorate the sales of PhaseOut by selling PhaseOut directly on the Company's website and developing brand recognition through a targeted international/domestic advertising program.

New Products:

Sunglasses

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

     In consideration for this license granted to the Company, the licensor will receive royalty payments based on the number of glasses sold. A $10,000 advance royalty was paid up on signing of the contract. Also, in consideration for this license being granted to the Company, the licensor received warrants to purchase 1,000,000 shares of the Company's Common Stock.

     The Company continues to add new technology to the patent in relating to design and function.

     In connection with the abovementioned License Agreement, in June 2000 the Company entered into a comprehensive agreement with Opsales and its President and Vice President, Sidney and Dean Friedman, to manufacture and distribute the Company's rotatable, variable polarized lenses to be used in the Company's new sunglass product, Rainbow Shades(TM).

     In January 2001, the Company made its final selection of frame designs for its Rainbow Shades(TM) sunglasses. The initial line of Rainbow Shades(TM) sunglasses consists of three separate frames created and designed in Italy. The Rainbow Shades(TM) sunglasses feature Quest's patented and revolutionary new lens system which allows the wearer to select up to three different lens colors by simply moving a slider on the frame. The slider causes the lens to rotate which, in turn, changes the lens color. With the Rainbow Shades(TM) sunglasses, there is no need to remove or replace the lens. Opsales has also agreed to introduce us to all suppliers that would be necessary for the completion of all sunglass products.

     Research  and   Development   expenses   for  the  sunglass   product  were
approximately $133,000 and $54,000 in 2000 and 1999, respectively.

Big1Card

     During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). The multiple account card system is protected by United States Patent No. 5,859,419 which was obtained by the system's inventor, Sol H. Wynn. Therefore, Wynn Technologies Inc. now has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Technologies Inc. is owned 65% by Quest Products Corporation and 35% by Mr. Wynn subject to resolution of certain contingencies. Quest also applied for additional patents to further enhance the BIG1CARD(TM) technology. On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of the Company's patented Big1Card(TM) technology. Quest, through its subsidiary, Wynn

Technologies, Inc., owns all rights to the Big1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) SmartCard project. This will include introducing the Company and assisting in completing agreements with all such organizations. The five-year Consulting Agreement consists of the following terms:

     Mr. Hart will receive options to purchase 5 million shares of the Company's stock, which can be exercised at any time during the five-year Agreement, either on a cash or cashless basis. Two million options will be issued at $.10, 1 million options will be issued at $.15, 1 millions options at $.20, and 1 million options at $.30.

     Research and Development expenses for the Big1Card(TM) were approximately $4,000 and $-0- in 2000 and 1999 respectively.

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

Employees

     At the present time, the Company has four employees, including the Company's two officers and directors and two administrative and secretarial personnel.


Item 2.   Properties

     The Company leases approximately 2,600 square feet of office space at 6900 Jericho Turnpike, Syosset, New York 11791.


Item 3.   Legal Proceedings

     In December 1999, a former officer and director, Bernard Gutman, brought an action against the Company in New York State Supreme Court, Nassau County, for alleged consulting fees and loan repayments due him in the amount of $100,445. The Company counterclaimed for fraud and breach of contract. The action was settled as of March 6, 2000, and the final settlement documents have been executed. The Company issued to the former director 400,000 shares of common stock that, on the date of settlement was valued at 17 cents per share based upon its closing price on that date.

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


Item 4.   Submission of Matters to a Vote of Security Holders

     On May 3, 2000 a Written Consent of the Stockholders of Quest Products Corporation In Lieu of a Meeting was mailed in a proxy vote to shareholders. The vote was to approve a Certificate of Amendment which would increase the number of authorized shares of the Capital Stock of the Company to 400,000,000 shares consisting of 390,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock of the Company. The result of this mailing was that the necessary majority of shareholders (approximately 97 million votes) approved the abovementioned Certificate of Amendment.


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

                                       Bid Price
                                       ---------
Period                                 High                Low
------                                 ----                ---

Quarter Ended March 31, 1999           .01                .007
Quarter Ended June 30, 1999            .058               .008
Quarter Ended September 30, 1999       .063               .022
Quarter Ended December 31, 1999        .056               .021

Quarter Ended March 31, 2000           .480               .032
Quarter Ended June 30, 2000            .220               .080
Quarter Ended September 30, 2000       .140               .080
Quarter Ended December 31, 2000        .080               .032

(b) Holders -- As of December 31, 2000, the approximate number of the Company's shareholders was 7,200.

c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.


                     Recent Sales of Unregistered Securities

During the year ended December 31, 2000, we made the following sales of unregistered securities:


                                                  Consideration Received and                              If Option, Warrant or
                                                 Description of Underwriting or                           Convertible Security,
                 Type of                        Other Discounts to Market Price       Exemption from       Terms of Exercise or
 Date of Sale    Security    Number Sold             Afforded to Purchasers        Registration Claimed         Conversion
-------------    --------    -----------      ----------------------------------   --------------------   ---------------------
    1/5/00           1          3,000,000     Common stock  issued  pursuant to            4(2)           Not Applicable
                                              a  private  placement  consummated
                                              on  January  5,  2000.  The common
                                              stock  was   issued  at  $.02  per
                                              share.  We  received  proceeds  of
                                              $60,000.

    5/12/00          1          4,100,000     Common stock  issued  pursuant to            4(2)           Not Applicable
                                              a  private  placement  consummated
                                              on  May  12,   2000.   The  common
                                              stock  was   issued  at  $.05  per
                                              share.  We  received  proceeds  of
                                              $205,000.

    5/12/00          2          4,100,000     Warrants   issued  in   connection           4(2)           Exercisable  through
                                              with  our  private  placement.  No                          September 22, 2003 at
                                              cash consideration  received by us                          an exercise price of
                                              until exercise.                                             $.05 per share.

    6/7/00           2          2,000,000     Warrants   issued  in   connection           4(2)           Exercisable through
                                              with   Comprehensive   Consulting                           June 30, 2003 at an
                                              and   Representation   Agreement.                           exercise price of
                                              No cash consideration  received by                          $.09 per share.
                                              us until exercise.

    6/19/00          2          1,000,000      Warrants   issued  in  connection          4(2)            Exercisable
                                               with   an    exclusive    license                          thirty-six months from
                                               agreement.         No        cash                          the  date of the first
                                               consideration    received  by  us                          commercial sale of any
                                               until exercise.                                            of the products covered
                                                                                                          by the agreement at an
                                                                                                          exercise price of $.0275
                                                                                                          per share


    6/29/00          1            333,333      Common stock  issued  pursuant to          4(2)            Not Applicable
                                               Warrants   issued   February  15,
                                               1998.   The   common   stock  was
                                               issued  at $.015  per  share.  We
                                               received proceeds of $5,000.


    10/2/00          1         32,317,016      Common     stock     issued    in          4(2)            Not Applicable
                                               connection  with  conversions  of
                                               debt to equity.


    11/7/00          2          5,000,000      Warrants   issued  in  connection          4(2)            Exercisable    through
                                               with  acquisition of 65% interest                          November  1,  2005  at
                                               in Wynn Technologies Inc.                                  an  exercise  price of
                                                                                                          $.05 per share.



   12/27/00          1            166,667      Common stock  issued  pursuant to          4(2)            Not Applicable
                                               Warrants   issued   February  15,
                                               1999.   The   Common   Stock  was
                                               issued  at $0.15  per  share.  We
                                               received proceeds of $1,667.



(1)  Common Stock
(2)  Warrants

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     During 1998, the Company began distribution of the PhaseOut product into retail chain stores, totaling approximately 12,000 stores, pursuant to an oral joint venture agreement with SAS Group, Inc. ("SAS"), for which it was entitled to 50% of the income. SAS handled all the marketing and operational activities of the joint venture. The Company's results of operations for 1999 included its 50% share of the income from the joint venture as a separate line item. As such, sales, cost of sales and selling expenses of the joint venture in 1999 were reported in this separate "equity in net income of the joint venture" line item.

     For 2000, the Company sold 287 units at an average price of $22.42, for sales of $6,434. For 1999, the Company sold 59 units at an average price of $20.80, for sales of $1,227, and the joint venture sold 3,188 units at an average price of $12.93, for sales of $41,225. The 1999 sales for the joint venture were then reduced by current and estimated future sales returns and allowances totaling $669,820. The Company disputed the various adjustments to sales and had instituted legal proceedings against SAS Group, Inc. to recover all monies for which it was entitled. In connection with the abovementioned legal proceedings, a mediation settlement was reached in principle on July 19, 2000 wherein the Company received $150,000 and approximately 17,000 PhaseOut units and is still waiting for delivery on additional inventory of approximately 2,000 more PhaseOut units. Consequently, the Company realized a gain on this settlement of $93,411 in 2000.

     For 2000, the Company's average cost was $2.34, for a cost of sales of $672. Also in 2000, the Company wrote-off 2,053 older generation PhaseOut units made in Korea at an average cost of $3.36. For 1999, the Company's average cost was $3.36 for a cost of sales of $198, and the joint venture had an average cost of sales of $3.87. During 1999, the Company adjusted its cost of sales figure as a result of current and future cost estimates based on information provided by SAS Group, Inc. The Company disputed the various adjustments to sales and had instituted legal proceedings against SAS Group, Inc., as discussed above.

     Research and development expenses incurred by the Company increased by $82,587 from $53,703 in 1999 to $136,290 in 2000. This increase is primarily attributable to an approximately $79,000 increase in product development costs as it relates to the Company's sunglass product, and an approximately $4,000 increase in expenses related to the Company's Smartcard product.

     Selling expenses incurred by the Company increased by $41,562 from $25,348 in 1999 to $66,910 in 2000. This increase is primarily due to an approximately $50,000 increase in travel-related expenses, offset by an approximate $8,000 decrease in website and other expenses.

     General and administrative expenses incurred by the Company increased by $100,560 from $556,308 in 1999 to $656,868 in 2000. This increase is primarily attributable to an approximately $102,000 increase in professional fees, and approximately $31,000 decrease in consulting fees, and approximately $21,000 increase in salaries and related payroll costs and an approximately $9,000 increase in computer-related expenses.

     Interest expense decreased by $18,156 from $19,622 in 1999 to $1,466 in 2000 due to conversions of debt to equity in 2000 and 1999.

     As discussed in the notes to the financial statements, the Company recognized various gains on the settlements of debt and lawsuits. These gains totaled approximately $166,000 in 2000, which represented an increase of $119,000 over 1999's gains of approximately $47,000.


Liquidity and Capital Resources

     Cash of $447,555 was used for operations for the year ended December 31, 2000 as compared to $343,907 used last year. Cash decreased during the year by $74,446.

     The Company's working capital deficiency has been reduced primarily due to the settlements of debt for equity. Working capital and current ratios were:

                       December 31,           December 31,
                          2000                   1999
                       ------------           ------------
Working capital
(deficiency)           $(709,192)            $(1,108,922)
Current ratios            0.11:1               0.15:1


     In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. Through December 31, 2000, the Company received $1,070,367 of financing under the same terms offered to the Directors and Officers. There is no assurance that the Company will be able to obtain additional financing.

     In October 1999, the Company successfully completed development of adjustable polarized sunglasses which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses or altering the frame. Further research and development expenditures in 2001 are not expected to exceed $50,000. Funding for the sunglass project, expected to be generated through the following Equity Financing Agreement.

     The Company signed an Investment Agreement with Domain Investments Inc. of New York City, New York which provides for the Company to receive up to twenty million dollars of funding for working capital over a 24-month period in exchange for Common Stock and Warrants. Under the Agreement dated November 2, 2000, the Company shall sell to Domain unrestricted shares in the Common Stock of Quest Products Corporation at a discount from market price of at least 9% plus Warrants equal to 10% of the number of shares purchased by Domain with an exercise price of 110% of the purchase price paid for the shares of Domain. Within certain guidelines, the Company shall determine when and in what amounts it requires capital from Domain. The Company, after its submission of its 2000 10KSB with the Securities and Exchange Commission, intends to file an SB2 Registration in order to generate unrestricted shares required for this Agreement.

     The funds obtained by the Company shall be used for the production, marketing and distribution of the Company's new patented sunglass product--Rainbow Shades(TM). The Company will strive to begin worldwide distribution during 2001.

     During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name BIG1CARD(TM). The multiple account card system is protected by United States Patent No. 5,859,419 which was obtained by the system's inventor, Sol H. Wynn. As part of the BIG1CARD(TM) project, a new corporation formed by the Company, named Wynn Technologies Inc., has now acquired all right, title, and interest to the Wynn patent. Therefore, Wynn Technologies Inc. now has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Technologies Inc. is owned 65% by Quest Products Corporation, subject to resolution of certain contingencies, and 35% by Mr. Wynn. Quest also applied for additional patents to further enhance BIG1CARD(TM) technology. Further Research and Development expenditures in 2001 are not expected to exceed $25,000.


Item 7.   Financial Statements

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Table of Contents
================================================================================


                                                                            Page


Independent Auditors' Report                                                 F-1


Consolidated Financial Statements

     Consolidated Balance Sheet                                        F-2 - F-3
         December 31, 2000

     Consolidated Statements of Operations
         For the Years Ended December 31, 2000 and 1999                F-4 - F-5

     Consolidated Statements of Changes in Shareholders' (Deficit)
         For the Years Ended December 31, 2000 and 1999                      F-6

     Consolidated Statements of Cash Flows
         For the Years Ended December 31, 2000 and 1999                F-7 - F-8


Notes to Consolidated Financial Statements                            F-9 - F-17

                          Independent Auditors' Report



To the Board of Directors and Shareholders
Quest Products Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Quest Products Corporation and Subsidiaries as of December 31, 2000 and the related consolidated statements of operations, shareholders' (deficit), and cash flows for the years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Products Corporation and Subsidiaries as of December 31, 2000 and the results of its operations and its cash flows for the years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of December 31, 2000 current liabilities exceed current assets by $709,192. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RAICH ENDE MALTER & CO. LLP
East Meadow, New York
March 12, 2001


                                     - F1 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2000
================================================================================


Assets
     Current Assets
       Cash                                                                      $   38,892

       Inventory                                                                     29,016

       Prepaid expenses                                                              15,335
                                                                                 ----------

                                                                                     83,243
                                                                                 ----------


     Investment in Unconsolidated Subsidiary                                          1,923

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $45,497                                                       26,476

     Deferred royalties                                                              10,000

     License acquisition cost - net of accumulated amortization of
       $2,732                                                                        26,268

     Patents - at cost - net of accumulated amortization of
       $18,946                                                                       30,489

     Deferred registration and financing costs                                       25,000

     Security Deposits                                                                  405
                                                                                 ----------

                                                                                    120,561
                                                                                 ----------

                                                                                 $  203,804
                                                                                 ==========


See notes to consolidated financial statements.

                                     - F2 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2000
================================================================================


Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $8,900                                                                        $    18,900
       Accounts payable                                                                       223,568
       Due to Officers and Directors                                                          548,444
       Accrued expenses                                                                         1,523
                                                                                          -----------

                                                                                              792,435
                                                                                          -----------


     Commitments and Contingencies

     Shareholders' (Deficit)
       Convertible Preferred Stock - par value $.00003 - authorized 10,000,000 shares - no shares issued and
         outstanding                                                                               --
       Common Stock - par value $.00003 - authorized
         390,000,000 shares - 223,005,001 shares issued and
         outstanding                                                                            6,690
       Capital in excess of par                                                             5,397,026
       Accumulated (deficit)                                                               (5,992,347)
                                                                                          ------------

                                                                                             (588,631)
                                                                                          -----------

                                                                                          $   203,804
                                                                                          ===========


See notes to consolidated financial statements.


                                     - F3 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations                                Page 1 of 2
================================================================================


                                                                                 For the Years Ended
                                                                                     December31,
                                                                             2000                 1999
                                                                           ---------           -----------
Sales - net                                                                $   6,434           $     1,227

Cost of Sales                                                                  7,570                   198
                                                                           ---------           -----------

                                                                              (1,136)                1,029
                                                                           ----------          -----------


Research and Development Expenses                                            136,290                53,703

Selling Expenses                                                              66,910                25,348

General and Administrative Expenses                                          656,868               556,308
                                                                           ---------           -----------

                                                                             860,068               635,359
                                                                           ---------           -----------

(Loss) Before Other Income (Expenses) and
   Equity in Net Income (Loss) of PhaseOut Partners                         (861,204)             (634,330)
                                                                           ---------           -----------


Other Income (Expenses)
     Gains on settlements of lawsuits                                        125,787                    --
     Interest (expense)                                                       (1,466)              (19,622)
                                                                           ---------           -----------

                                                                             124,321               (19,622)
                                                                           ---------           -----------

(Loss) Before Equity in Net Income (Loss) of PhaseOut Partners              (736,883)             (653,952)

Equity in Net Income (Loss) of PhaseOut Partners                                  --              (228,738)
                                                                           ---------           -----------

Net (Loss) Before Extraordinary Item                                        (736,883)             (882,690)

Extraordinary Item - Gain on Settlement of Debt
     (Net of applicable income taxes of -0- and -0- respectively)             40,450                46,952
                                                                           ---------            ----------

Net (Loss)                                                                 $(696,433)           $ (835,738)
                                                                           =========            ==========


See notes to consolidated financial statements.

                                     - F4 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations                                Page 2 of 2
================================================================================


Net (Loss) per Share:
     Basic:
       (Loss) from Continuing Operations                          - 0 -                - 0 -
       Extraordinary Item                                         - 0 -                - 0 -
                                                          -------------          -----------
       Net (Loss)                                                 - 0 -                - 0 -
                                                          =============          ===========
     Diluted:
       (Loss) from Continuing Operations                          - 0 -                - 0 -
       Extraordinary Item                                         - 0 -                - 0 -
                                                          -------------          -----------
       Net (Loss)                                                 - 0 -                - 0 -
                                                          =============          ===========


Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                   202,000,000            169,000,000
                                                          =============          ===========



See notes to consolidated financial statements.

                                     - F5 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit)
For the Years Ended December 31, 2000 and 1999
================================================================================

                                             Number of
                                            Common Stock         Amount         Capital in
                                               Shares           $.00003          Excess of         Accumulated
                                            (Post-Split)       Par Value         Par Value          (Deficit)            Total
                                          -----------------------------------------------------------------------------------------
Balance - December 31, 1998                  160,912,985       $   4,827       $   3,555,925       $  (4,460,176)     $  (899,424)
     Proceeds from sales of stock             19,000,000             570             379,430                  --          380,000
     Proceeds from issuance of warrants               --              --              50,000                  --           50,000
     Stock issued in settlement of debt        3,175,000              95             171,244                  --          171,339

Net (loss)                                            --              --                  --            (835,738)        (835,738)
                                             -----------       ---------       -------------      --------------      -----------


Balance - December 31, 1999                  183,087,985           5,492           4,156,599          (5,295,914)      (1,133,823)

     Proceeds from sales of stock              7,600,000             228             271,439                  --          271,667
     Stock issued in settlement of debt       32,317,016             970             908,038                  --          900,008
     Warrants issued for services                     --              --              30,000                  --           30,000
     Warrants issued to acquire assets                --              --              30,950                  --           30,950


     Net (loss)                                       --              --                  --            (696,433)        (696,433)
                                             -----------       ---------       -------------      --------------      -----------


Balance - December 31, 2000                  223,005,001       $   6,690       $   5,397,026      $   (5,992,347)     $  (588,631)
                                             ===========       =========       =============      ==============      ===========


See notes to consolidated financial statements.

                                     - F6 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows                                Page 1 of 2
================================================================================


                                                                       For the Years Ended
                                                                          December 31,
                                                                       2000            1999
                                                                    ----------       ---------
Cash Flows from Operating Activities
   Net (loss)                                                       $(696,433)       $(835,738)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                                     9,984            8,708
       Amortization                                                     5,322            3,541
       Warrants issued for compensation                                30,000               --
       Gains on settlement of debt                                    (40,450)         (46,952)
       Gains on settlements of lawsuits                              (125,787)              --
       Accrued interest                                                 1,000           19,236
       Equity in net (income) loss of PhaseOut Partners                    --          228,738
       Equity in net loss of subsidiary                                    27               --
       Write-off of security deposits                                   3,456               --

       (Increase) decrease in:
         Inventories                                                    7,570              199
         Prepaid expenses                                              (9,101)          (6,234)

       Increase (decrease) in:
         Accounts payable                                              70,005           (9,936)
         Accrued officer compensation                                 320,302          290,143
         Accrued expenses                                             (23,450)           4,388
                                                                    ----------       ---------

                                                                     (447,555)        (343,907)
                                                                    ---------        ---------
Cash Flows from Investing Activities
   Acquisition of equipment                                           (23,558)              --
   Deferral of royalty paid                                                --          (10,000)
   Distributions from PhaseOut Partners                                    --           25,000
   Payment of security deposits                                            --             (355)
   Proceeds from settlement of lawsuit                                150,000               --
                                                                    ---------        ---------
                                                                      126,442          (14,645)
                                                                    ---------        ---------

Cash Flows from Financing Activities
     Proceeds from sales of common stock                              271,667          380,000
     Proceeds from issuance of stock options                               --           50,000
     Payment of deferred registration and financing costs             (25,000)              --
                                                                    ----------       ---------

                                                                      246,667          430,000
                                                                    ---------        ---------


See notes to consolidated financial statements.

                                     - F7 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows                                Page 2 of 2
================================================================================


                                                                       For the Years Ended
                                                                            December 31
                                                                      2000             1999
                                                                    ---------        ---------
Net Decrease in Cash                                                $ (74,446)       $ 100,738

Cash - beginning                                                      113,338           12,600
                                                                    ---------        ---------

Cash - end                                                          $  38,892        $ 113,338
                                                                    ---------        ---------

Cash paid for:
Interest                                                                   --              386
                                                                    ---------        ---------

Supplemental Disclosures
     Non-cash Investing and Financing Transactions:
         Stock and warrants issued for settlement of debt           $ 938,008        $ 171,339
                                                                    ---------        ---------

         License acquisition cost accrued                           $      --        $  29,000
                                                                    ---------        ---------

         Warrants issued to acquire assets                          $   1,950        $      --
                                                                    ---------        ---------


See notes to consolidated financial statements.

                                     - F8 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2000
================================================================================


1 -    The Company

       Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company has two wholly-owned subsidiaries, The ProductIncubator.com, Inc. and Rainbow Shades, Inc., and a majority-owned subsidiary, Wynn Technologies, Inc., through which it intends to identify and bring to the marketplace unique proprietary products. The Company also intends to continue to market and distribute its patented "Phase-Out" system smoking cessation device (the "PhaseOut device").

       During 1999, the Company distributed the PhaseOut device through a joint venture. This joint venture was terminated in January 2000. See Note 4.

       During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens product such as sunglasses, ski goggles or diving masks. See Note 5.

       During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM).


2 -    Summary of Significant Accounting Policies

       a. Principles of Consolidation - The consolidated financial statements include the accounts of Quest Products Corporation and its wholly owned subsidiaries after elimination of all inter-company accounts and transactions.

       b. Cash and Cash Equivalents - The Company considers all short-term, highly liquid investments with maturities of three months or less at the date of their acquisition to be cash equivalents. These balances are maintained at a high quality financial institution. At times, these balances are in excess of FDIC insurance limits.

       c. Inventory - Inventory is valued at cost (on a first-in, first-out basis) which is not in excess of market value. Inventory is comprised entirely of finished goods.

       d. Furniture and Equipment - Furniture and equipment are carried at cost. Depreciation is computed using the straight-line and accelerated methods over the estimated useful lives (three to seven years) of the assets.


                                     - F9 -

       e. Long-lived Assets - The Company's policy is to review furniture and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.

       f.  Intangibles:

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

       g   Stock-Based Compensation:

                  Employees - When stock based compensation is issued to employees and directors, in connection with their services as directors, Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to the market price at the date of the grants.

                  Non-Employees - When stock based compensation is issued to non-employees, the Company records these transactions at the fair market value of the equity instruments issued or the goods or services received, whichever is more reliably measurable.

       h. Basic and Diluted Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants. For 2000 and 1999, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company were excluded, as their effect was antidilutive. See Note 8.

       i. Advertising - The Company expenses the cost of advertising as incurred. Advertising expense was $2,000 and $4,000 in 2000 and 1999 respectively.

       j. Revenue Recognition - The Company's customers include end users, retailers and distributors. Revenue, less reserves for returns, is generally recognized upon shipment to the customer.


                                     -F10-

           The Joint Venture had no customers due to the fact that the Joint Venture ended in January 2000. During 1999, the Joint Venture's customers were primarily retail chain drug stores. For customers to whom sales were subject to return, revenue was recognized upon collection, at which time the sale was considered final. For customers to whom sales were not subject to return, revenue was recognized upon shipment.

       k. Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       l. Reclassification - Certain amounts from prior years have been restated to conform to the current year's presentation. These reclassifications have no effect on the previously reported loss.


3 -    Status of the Company

       The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

       The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of December 31, 2000, current liabilities exceeded current assets by $709,192. Those factors create an uncertainty about the Company's ability to continue as a going concern.

       The Company has intentions of expanding and refining its marketing efforts to improve the efficiency of these efforts and to increase revenues. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of equity securities.

       The financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.


4 -    Joint Venture

       In 1998, the Company began distribution of the PhaseOut device into domestic retail chain drug stores through PhaseOut Partners, an oral joint venture arrangement with SAS Group Inc. ("SAS"). During 1999, the Company reduced its investment to $85,874 based on information provided by SAS which included purported price concessions given to certain retail chain drug stores, estimates of future returns, projected future price concessions and charges for certain other costs. The Company disputed these price concessions and charges, which it believed were not originally agreed to nor actually incurred in connection with the PhaseOut program.


                                     -F11-

       In January 2000, the Company informed SAS that the Joint Venture was terminated. In March 2000 the Company had instituted legal proceedings against SAS to recover all monies for which it was entitled under the joint venture agreement, which the Company believed to be in excess of $750,000. In connection with the abovementioned lawsuit, a mediation settlement was reached in principle on July 19, 2000 wherein the Company received $150,000 and approximately 17,000 PhaseOut units and is still waiting for delivery on additional inventory of approximately 2,000 more PhaseOut units. Consequently, the Company realized a gain on this settlement of $93,411 in 2000.


5 -    Sunglass Product Agreements


       License Agreement -- During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens product such as sunglasses, ski goggles or diving masks. Under this Agreement, in July 2000 the Company issued warrants to purchase 1,000,000 shares of stock at $.0275 per share. The Company estimated the fair value of these warrants to be $29,000 and has recorded this License Acquisition Cost as a long-term asset on its balance sheet. These acquisition costs are being amortized using the straight-line method over the remaining life of the Agreement. The life of the Agreement is based on the remaining life of the Patent which, at acquisition date, had 13 years remaining.

       Pursuant to the License Agreement, the Company is subject to annual minimum royalty payments of $25,000, commencing from the date of the first commercial sale of any product covered by the License Agreement. The Company paid $10,000, which will be used to offset future royalty payments due.


       Consulting and Representation Agreement -- In June 2000 the Company entered into a comprehensive agreement with Opsales and its President and Vice President, Sidney and Dean Friedman, to manufacture and distribute the Company's rotatable, variable polarized lenses to be used in the Company's new sunglass product, Rainbow Shades(TM). Under this Agreement, Opsales and its President and Vice President will provide consultation and expertise in the developing, manufacturing and distributing of its sunglass product in the United States and abroad.

       In exchange, the Company paid a one-time fee of $2,500 each to Sidney and Dean Friedman in June 2000 and is paying $1,000 per month each through June 2003. The Company also issued options to purchase 1,000,000 shares each of the Company's stock at $.09 per share expiring June 30, 2003. The Company is recognizing compensation for the fair value of these options over the term of the agreement.



                                     - F12 -

6 -    BIG1CARD(TM) Agreements

       Wynn Technologies Inc. During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). The multiple account card system is protected by United States Patent No. 5,859,419 which was obtained by the system's inventor, Sol H. Wynn
       ("Wynn"). As part of the BIG1CARD(TM), a new corporation formed by the Company, named Wynn Technologies Inc. ("Wynn Tech"), has now acquired all right, title and interest to the Wynn patent. Therefore, Wynn Tech has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Tech is owned 65% by Quest Products Corporation, subject to resolution of certain contingencies, and 35% by Wynn. Quest also applied for additional patents to further enhance BIG1CARD(TM) technology.

       Under the agreement, Wynn shall be entitled to receive 2% of the gross revenues of Wynn Tech and other compensation as certain milestones are achieved. Upon Wynn Tech achieving cumulative gross revenues of $10,000,000, Wynn shall receive options to purchase 5,000,000 shares of the Company's stock at $.07 per share. Upon Wynn Tech achieving cumulative gross revenues of $30,000,000, Wynn shall receive options to purchase 10,000,000 shares of the Company's stock at $.10 per share. Upon Wynn Tech achieving cumulative gross revenues of $100,000,000, Wynn shall be entitled to one seat on the Company's Board. Upon Wynn Tech achieving cumulative gross revenues of $200,000,000, Wynn shall be entitled to lead a design-engineering center in California, which shall be financed by Wynn Tech.

       The Company issued options to purchase 5,000,000 shares of Quest stock at $.05 per share to Wynn in exchange for a 65% interest in Wynn Tech which owns the patent covering the Big1Card(TM) technology. Since Wynn is considered a "promoter," the patent contributed to Wynn Tech was valued at his historical cost of $3,000.

       The Company has not included Wynn Tech in its consolidated financial statement since there are significant contingencies related to the control of Wynn Tech. The Company accounts for its investment in Wynn Tech under the equity method whereby the investment account is increased for contributions by the Company plus its 65% share of the income and reduced for distributions and its 65% share of any losses incurred by Wynn Tech without restriction and regardless of whether the investment balance goes below zero.

       Following are condensed financial data of Wynn Technologies, Inc.:

       As of December 31, 2000
       Patent, net of accumulated amortization of $42           $2,958
                                                                ------
       Shareholders' Equity                                     $2,958
                                                                ------

       For the Year ended December 31, 2000
       Net Loss                                                   $(42)
                                                                  ----



                                     - F13 -

       Consulting Agreement. On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of the Company's patented Big1Card(TM) technology. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) SmartCard project. This will include introducing the Company and assisting in completing agreements with all such organizations.

       The five-year Consulting Agreement calls for Mr. Hart to receive options to purchase 5 million shares of the Company's stock, which can be exercised at any time during the five-year Agreement, either on a cash or cashless basis. Two million options will be issued at $.10; 1 million options will be issued at $.15; 1 million options at $.20; and 1 million options at $.30.


7 -    Domain Investments Inc. Equity Financing Agreement

       On November 2, 2000, the Company signed an Investment Agreement with Domain Investments Inc. of New York City, New York, which provides for the Company to receive up to twenty million dollars of funding for working capital over a 24-month period in exchange for Common Stock and Warrants. Under the Agreement dated November 2, 2000, The Company shall sell to Domain shares in the Common Stock of Quest Products Corporation and Subsidiaries at a discount from market price of at least 9% plus Warrants equal to 10% of the number of shares purchased by Domain, with an exercise price of 110% of the purchase price paid for the shares by Domain. Within certain guidelines, the Company shall determine when and in what amounts it requires capital from Domain. The Company, after its submission of its 2000 10KSB with the Securities and Exchange Commission, intends to file an SB2 in order to generate unrestricted shares required for this Agreement.


8 -    Warrants and Convertible Debentures

       The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if the Company had accounted for its warrants under the fair value method. The fair value of each warrant is estimated on the date of the warrant grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                      2000            1999
                                                   -----------     ------------
           Assumptions:
           Expected life of warrants                 3 years         3.9 years
              Risk free interest rate                 6.0%             6.0%
              Volatility of stock                     191%             194%
              Expected dividend yield                   --               --

       The weighted average grant date fair value of the warrants granted to employees and board members during 2000 and 1999 was $1,507,660 and $45,900, respectively. Had the fair value of the warrants been amortized to expense over the related service period, the pro forma impact on earnings of the stock-based compensation for the warrants under the provision would have been as follows:


                                     - F14 -

                                                   2000               1999
                                              -------------     --------------
           Net (Loss):
              As reported                     $   (696,433)     $    (835,738)
              Pro forma                       $ (2,308,495)     $  (1,080,239)

           Earnings Per Share:
              As reported                     $    - 0 -        $     - 0 -
              Pro forma                       $    (.01)        $     (.01)


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

                                                                         Weighted Average
                                                        Warrants           Exercise Price
                                                        ----------------------------------
         Balance - December 31, 1998                     64,783,345           0.05
           Granted                                        9,000,000           0.02
           Expired                                       (5,156,061)          0.13
                                                       ------------



         Balance - December 31, 1999                     68,627,284           0.04
           Granted                                       12,100,000           0.05
           Exercised                                       (500,000)          0.02
           Expired                                       (1,500,000)          0.08
                                                       ------------

         Balance - December 31, 2000                     78,727,284           0.04
                                                       ============

The following table summarizes information for warrants currently outstanding and exercisable at December 31, 2000:

                                                            Warrants Outstanding
                                  ----------------------------------------------------------------------
             Range of                                Weighted Average            Weighted Average
              Prices                  Number          Remaining Life              Exercise Price
         ---------------          ----------------------------------------------------------------------
         $   0.01 -.0.03            10,250,000            2 years                      0.01
             0.03 -.0.04            21,500,000            2 years                      0.03
             0.05 - 0.09            46,977,284            4 years                      0.05
                                  ------------

         $   0.01- 0.09             78,727,284            3 years                      0.04
                                  ============


                                     - F15 -

       On December 12, 2000, the Board extended by three years all warrants held by Directors which were scheduled to expire in 2001. Since the extension was to compensate the Directors for their service as Board members, the Company did not recognize any compensation cost since there was no intrinsic value at the time of the extension. The fair value of the compensation was $1,327,660


       b. 1992 Convertible Debentures - In 1992, the Company initiated a series of private placement offerings of two and three-year Subordinated Convertible Debentures with an annual interest rate of 10% and with variable conversion rates (ranging from $.05 to $.10 per share). These offerings raised a total of $117,500. The Company is in default on interest payments and is in violation of covenants. Of the original $117,500 raised, $107,500 has been paid back or converted into stock. As of December 31, 2000, $10,000 of principal and $8,900 of interest remain unpaid or unconverted on these debentures.


       c. Authorized Shares - During 2000, the Company increased the number of its authorized shares of capital stock to 390,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.


9 -    Related Party Transactions

       a. Loans from Former Officer and Director - A former officer and director, Bernard Gutman, was owed $100,445 for various expenses and loans which were included in the December 31, 1999 Balance Sheet. In December 1999, he brought suit against the Company in New York State Supreme Court, Nassau County, for alleged consulting fees and loan repayments due him. The Company counterclaimed for fraud and breach of contract. The action was settled in March 2000, and 400,000 shares were issued in September 2000. Consequently, a gain of $32,376 was recognized on this settlement.

           During 1998, the Company received from a former director $50,000 payable with a stated interest rate of 10%. Accrued interest at December 31, 1999 amounted to $5,986. Both the loan amount and accrued interest were included in the December 31, 1999 balance sheet. On February 3, 2000, the former director accepted 1,250,000 shares of common stock in settlement of this debt plus accrued consulting fees in the amount of $47,000.

       b. Officer's and Director's Compensation - During 1996, an investor group brought in by Herbert M. Reichlin and Burton A. Goldstein ("the two individuals") acquired an 18% ownership interest for $500,000. The two individuals were awarded seats on the Board of Directors and officers positions. In addition, the two individuals each received 9,778,975 warrant shares. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued warrants to purchase 7,500,000 shares each at an exercise price of $.03 per share. During 2000, these two individuals each agreed to receive 10,000,000 shares of stock in lieu of $400,000 in accrued salaries. As of December 31, 2000, the two individuals were owed $280,418 and $262,626 respectively in accrued salaries and expenses.

       c. Director's Loans - During 2000, a group of Directors loaned the Company $5,400 in 2000 payable on demand without interest.


                                     -F16-

10 -   Settlements of Debt

       On December 6, 2000, the Company settled a $286,450 debt with its largest vendor whereby the vendor received 6,000,000 shares of Company stock in full payment of the balance owed. Consequently, the Company realized a $40,450 gain on the conversion of this debt.

       During 1996, the Company received $200,000 from an individual as a loan in connection with the Company's media campaign. Repayments of $35,000 were made in cash and $7,500 in stock. In November 1999, the Company issued 2,875,000 shares of Company stock in repayment of the $157,500 loan balance and any accrued interest. Consequently, the Company recognized a $46,952 gain on the settlement of this debt.

11 -   Income Taxes

       The Company has available net operating loss carryforwards of approximately $6,022,000, which expire in 2002 until 2015. Deferred income taxes reflect the net tax effects of net operating loss carryforwards and result in deferred tax assets of approximately $2,051,000 and $2,086,000 at December 31, 2000 and 1999, respectively, which were fully offset by valuation allowances due to uncertainties surrounding the ultimate realization of these assets.


12 -   Lease Commitments

       The Company is obligated under a lease for office space through November, 2001. Rental expense was $60,351 and $60,361 for 2000 and 1999, respectively. The remaining future minimum lease payments required under this lease through November 2001 is $49,941.


13 -   Economic Dependence

       The Company purchased 100% of its PhaseOut devices from one vendor in 1998 and there were no purchases in 2000 and 1999.


14 -   Disclosure About Fair Value of Financial Instruments

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



                                     - F17 -

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                                      NONE


Item 9.   Directors,  Executive   Officers,   Promoters  and  Control  Persons:
          Compliance with Section 16 (a) of the Exchange Act.

     The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                     Age                       Position(s) with the Company

Burton A. Goldstein      65                  Chairman of the Board of Directors
                                             Secretary, Chief Executive Officer

Herbert M. Reichlin      59                               President, Treasurer,
                                              Chief Operating Officer, Director

Richard Bruno            55                                            Director

Alfred Fabricant         47                                            Director

Thomas Kirch             56                                            Director

Angelo J. Vassallo       55                                            Director

Milton J. Walters        56                                            Director


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

     THOMAS KIRCH is the managing partner of KV Partners, fixed income consultants and asset managers. Mr. Kirch is formerly a Managing Director of The First Boston Corporation, one of the nation's largest investment banking firms, as well as a First Vice President of Loeb Rhoades, Hornblower, and a Vice President at Morgan Stanley & Co., Inc.

     ALFRED FABRICANT has been a Director since October 7, 1997. Mr. Fabricant is the founding partner of the New York law firm of Fabricant & Yeskoo LLP and is currently a partner of the law firm of Ostrolenk, Faber, Gerb & Sofken. Mr. Fabricant was educated at the University of Miami (1975) and at the John Marshall Law School (1978).

     ANGELO J. VASSALLO has been a Director since October 22, 1999. Mr. Vassallo has 30 years of marketing and sales experience at Seagrams where he is presently the Director of Marketing for the North America Atlantic/Pacific Region.

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

Item 10.  Executive Compensation

     The following table sets forth the annual long-term compensation for the Company's Chief Executive Officer, and the only other executive officer during the Company's last three fiscal years:


                           Summary Compensation Table

                                           Annual           Long-Term      All Other
                                        Compensation      Compensation    Compensation
                                                           Securities
                                                           Underlying
Name and Principal Positions   Year       Salary           Warrants (#)
--------------------------------------------------------------------------------------
Burton A. Goldstein            2000    $  150,000                  --          $44,546
(Chief Executive Officer)      1999    $  150,000             500,000            7,200
                               1998    $  150,000           4,511,108               --


Herbert M. Reichlin            2000    $  150,000                  --          $52,593
(President and Chief           1999    $  150,000             500,000           15,362
Operating Officer)             1998    $  150,000           4,511,108               --


Warrant Grants in Last Fiscal Year

     The following table sets forth certain information concerning warrants granted during 2000 to the named executives:

                                Individual Grants

                            Number of       % of Total            Exercise
                           Securities       Warrants Granted       or Base
                           Underlying       to Employees in         Price         Expiration
Name                  Warrants Granted      Fiscal Year           ($/share)          Date
---------------------------------------------------------------------------------------------
Burton A. Goldstein          --                 0%                    0               --

Herbert M. Reichlin          --                 0%                    0               --


Aggregated Warrant Exercises in Last Fiscal Year and Fiscal Year-End Warrant Values

     The following table summarizes warrants exercised during 2000 and presents the value of unexercised warrants held by the named executives at fiscal year-end:

                                                     Number of
                                                    Securities
                                                    Underlying        Value of
                             Shares                 Unexercised      Unexercised
                            Acquired                Warrants at     In-the-Money
                               on         Value     Fiscal Year-     Warrants at
                            Exercise    Realized    End (#) All    Fiscal Year-
Name                          (#)         ($)       Exercisable        End ($)
--------------------------------------------------------------------------------
Burton A. Goldstein            0           0        25,938,642         $134,000

Herbert M. Reichlin            0           0        25,938,642         $134,000


     The Company has employment agreements with the above executives as discussed in Item 12.


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

(b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below:


                                    Shares of Common Beneficially Owned
                           -----------------------------------------------------
  Name and Address                            Shares Acquirable
Of Beneficial Owner          Shares Owned     Within 60 Days (1)   Percent Owned
------------------------   ----------------   ------------------   -------------
Burton A. Goldstein           15,383,333          25,938,642            16.6%
6900 Jericho Turnpike
Syosset, New York 11791

Herbert M. Reichlin           15,383,333          25,938,642            16.6%
6900 Jericho Turnpike
Syosset, New York 11791

Richard Bruno                  1,250,000           1,250,000             1.1%
6900 Jericho Turnpike
Syosset, New York 11791

Alfred Fabricant               4,981,434           1,250,000             2.8%
6900 Jericho Turnpike
Syosset, New York 11791

Thomas Kirch                     500,000             500,000             0.4%
6900 Jericho Turnpike
Syosset, New York 11791

Angelo J. Vassallo                     0           1,000,000             0.4%
6900 Jericho Turnpike
Syosset, New York 11791

Milton J. Walters              1,750,000           2,500,000             1.9%
6900 Jericho Turnpike
Syosset, New York 11791

All Directors and Officers and Beneficial Owners    97,625,384          34.6%
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

Item 12.  Certain Relationships and Related Transactions

     a. Loans from Former Officer and Director - A former officer and director, Bernard Gutman, was owed $100,445 for various expenses and loans which were included in the December 31, 1999 Balance Sheet. In December 1999, he brought suit against the Company in New York State Supreme Court, Nassau County, for alleged consulting fees and loan repayments due him. The Company counterclaimed for fraud and breach of contract. The action was settled in March 2000, and 400,000 shares were issued in September 2000. Consequently, a gain of $32,376 was recognized on this settlement.

          During 1998, the Company received $50,000 from a former director, Luther H. Hodges, Jr., payable with a stated interest rate of 10%. Accrued interest at December 31, 1999 amounted to $5,986. On February 3, 2000, the former director accepted 1,250,000 shares of common stock in settlement of this debt plus accrued consulting fees in the amount of $47,000.

     b. Officer's and Director's Compensation - During 1996, an investor group brought in by Herbert M. Reichlin and Burton A. Goldstein ("the two individuals") acquired an 18% ownership interest for $500,000. The two individuals were awarded seats on the Board of Directors and officers positions. In addition, the two individuals each received 9,778,975 warrant shares. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued warrants to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of December 31, 1998, the investor group owned 28,064,340 shares and the two individuals had warrants to purchase 31,877,284 shares. During 2000, these two individuals each agreed to receive 10,000,000 shares of stock in lieu of $400,000 in accrued salaries. As of December 31, 2000, the two individuals were owed $280,418 and $262,626 respectively in accrued salaries and expenses.

     c. During 2000, a group of Directors loaned the Company $5,400 in 2000 payable on demand without interest.


Item 13.  Exhibits and Reports on Form 8-K

(A) Exhibits
         3.1      Articles of Incorporation (4)
         3.2      By-laws (4)
         10.01    Agreement dated August 21, 1995 with J&R Intercontinental (3)
         10.02    Consulting  Agreement  dated July 9, 1996  between the Company and Herbert M. Reichlin (2)
         10.03    Consulting  Agreement  dated July 9, 1996  between the Company and American Employer Service Corporation (2)
         10.04    Warrant  Agreement  dated July 9, 1996 between the Company and
                  Herbert M. Reichlin (2)
         10.05    Warrant  Agreement  dated July 9, 1996 between the Company and
                  Burton A. Goldstein (2)
         10.06    Warrant  Agreement  dated July 9, 1996 between the Company and
                  Milton J. Walters (2)
         10.07    Securities Purchase Agreement dated July 9, 1996 (2)
         10.08    Agreement   dated   April  30,   1997  with   Kingdom   Blinds
                  Manufacturing, Inc. (1)
         10.09    Employment  Agreement  dated  December  1,  1997  between  the
                  Company and Burton A. Goldstein. (1)
         10.10    Employment  Agreement  dated  December  1,  1997  between  the
                  Company and Herbert M. Reichlin. (1)
         10.11    Consulting  Agreement  dated  December  9,  1997  between  the
                  Company and Bernard Gutman. (1)
         10.12    License  Agreement  dated October 31, 1999 between the Company and Charles E. Wheatley, Geoff Coy and James A. Mitchell (5)
         10.13    Comprehensive  Consulting and  Representation  Agreement dated
                  June 6,  2000  between  the  Company  and  Opsales  Inc.,  its
                  President,  Sidney  Friedman,  and its  Vice  President,  Dean
                  Friedman.
         10.14    Agreement  dated  November 2, 2000 between the Company and Sol
                  H. Wynn.
         10.15    Domain  Investments  Inc.  Equity  Financing  Agreement  dated
                  November 2, 2000
         10.16    Alex W. Hart Consulting Agreement dated March 1, 2001
         21       Subsidiaries of Registrant

                  (1) Incorporated  by  reference to Exhibits to Form 10-KSB for fiscal year ended December 31, 1997.
                  (2) Incorporated  by  reference to Exhibits to Form 10-KSB for fiscal year ended December 31, 1996.
                  (3) Incorporated  by  reference to Exhibits to Form 10-KSB for fiscal year ended December 31, 1995.
                  (4) Incorporated  by  reference to Exhibits to Form 10-KSB for fiscal year ended December 31, 1989.
                  (5) Incorporated  by  reference to Exhibits to Form 10-KSB for fiscal year ended December 31, 1999.


(B)  Reports on Form 8-K

                  (6) No reports on Form 8-K were filed  during the last quarter of 1998.

EXHIBIT 21                                   Subsidiaries of Registrant

     Name                               Percent Ownership  State of Organization
     ----                               -----------------  ---------------------
     The Product Incubator.com, Inc.          100%                New York
     Rainbow Shades Inc.                      100%                New York
     Wynn Technologies Inc.                    65%                New York

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. QUEST PRODUCTS CORPORATION

Dated: March 28, 2000           By:       /S/:
                                   ---------------------------------------------
                                                  Herbert M. Reichlin, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           SIGNATURES AND TITLE                                       DATE
--------------------------------------------                     ---------------




--------------------------------------------                     March 28, 2001
Burton A. Goldstein
Chairman of the Board of Directors
Secretary, Chief Executive Officer


--------------------------------------------                     March 28, 2001
Herbert M. Reichlin
President, Treasurer, Chief
Operating Officer, Director


--------------------------------------------                     March 28, 2001
Richard Bruno
Director


--------------------------------------------                     March 28, 2001
Alfred Fabricant
Director


--------------------------------------------                     March 28, 2001
Thomas Kirch
Director


--------------------------------------------                     March 28, 2001
Angelo J. Vassallo
Director


--------------------------------------------                     March 28, 2001
Milton J. Walters
Director

                            SUPPLEMENTAL INFORMATION


     Supplemental  Information  to be Furnished  with Reports Filed  Pursuant to
Section 15(d) of the Act by Registrants  Which Have Not  Registered  Pursuant to
Section 12 of the Act.



                                      NONE