Form 10QSB
period 2001-03-31
QUEST PRODUCTS CORP
filed 2001-05-14
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2001

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


     YES           X                    NO
              ---------                          ---------

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

     Class                                     Outstanding at March 31, 2001
Common Stock, par value                                224,005,001
$.00003 per share

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX


                         PART 1 - FINANCIAL INFORMATION
                                                                          Page
Item 1   Consolidated Financial Statements


         Report of Independent Accountants                                  3


         Consolidated Balance Sheet (unaudited)                          4 - 5


         Consolidated Statements of Operations (unaudited)                   6


         Consolidated Statements of Cash Flows (unaudited)                   7


         Notes to Consolidated Financial Statements                     8 - 10


Item 2   Management's Discussion and Analysis                          11 - 12


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                  13

Item 2   Changes in Securities                                              13

Item 3   Defaults upon Senior Securities                                    13

Item 4   Submission of Matters to a Vote of Security Holders                13

Item 5   Other Information                                                  13

Item 6   Exhibits and Reports on form 8-K                                   13

Signatures                                                                  13

PART I  -  FINANCIAL INFORMATION

Item 1.       Consolidated Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Quest Products Corporation and Subsidiaries

We have reviewed the consolidated balance sheet of Quest Products Corporation and Subsidiaries at March 31, 2001 and the related consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000 as set forth in the accompanying unaudited consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists primarily of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying consolidated financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.




RAICH ENDE MALTER & CO. LLP
East Meadow, New York
May 4, 2001

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

March 31, 2001

(Unaudited)



Assets
     Current Assets
       Cash                                                   $ 60,329
       Inventory                                                28,832
       Prepaid expenses                                         15,335
                                                              --------

                                                               104,496
                                                              --------

     Investment in Unconsolidated Subsidiary                     1,882

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $48,145                                  23,828

     Deferred Royalties                                         10,000

     License acquisition cost - net of accumulated
       amortization of $3,290                                   25,710

     Patents - at cost - net of accumulated amortization
       of $19,719                                               29,716

     Deferred Registration and financing costs                  25,000

     Security Deposits                                             405
                                                              --------

                                                               116,541
                                                              --------
                                                              $221,037
                                                              ========


See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

March 31, 2001

(Unaudited)


Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $9,150                                                               $    19,150
       Accounts payable                                                              212,617
       Due to officers and directors                                                 634,559
       Loans from shareholders - including accrued interest
         of $1,315                                                                   101,315
       Accrued expenses                                                                1,523
                                                                                 -----------
                                                                                     969,164
                                                                                 -----------

     Shareholders' (Deficit)
       Convertible Preferred Stock - par value $.00003 - authorized 10,000,000 shares - no shares issued and outstanding
       Common Stock - par value $.00003 - authorized 390,000,000 shares -
         224,005,001 shares issued and
         outstanding                                                                   6,720
       Capital in excess of par                                                    5,467,996
       Accumulated (deficit)                                                      (6,222,843)
                                                                                 -----------

                                                                                    (748,127)
                                                                                 -----------
                                                                                 $   221,037
                                                                                 ===========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(Unaudited)



                                                        For the Three Months Ended
                                                                 March 31,
                                                     --------------------------------
                                                            2001             2000
                                                     --------------------------------

Sales - net                                            $       2,274    $         882

Cost of Sales                                                    184              148
                                                       -------------    -------------

                                                               2,090              734
                                                       -------------    -------------

Research and Development Expenses                             33,570           15,000

Selling Expenses                                              10,258            4,522

General and Administrative Expenses                          153,152          161,789
                                                       -------------    -------------

                                                             196,980          181,311
                                                       -------------    -------------

(Loss) Before Other Income (Expenses)                       (194,890)        (180,577)
                                                       -------------    -------------

Other Income (Expenses)
     Write-off of discount on debt                           (34,000)              --
     Interest (expense)                                       (1,565)            (716)
     Loss on investment in unconsolidated subsidiary             (41)              --
                                                       -------------    -------------

                                                             (35,606)            (716)
                                                       -------------    -------------


Net (Loss)                                             $    (230,496)   $    (181,293)

                                                       =============    =============
Basic and Diluted Net (Loss) Per Share                 $         NIL    $         NIL
                                                       =============    =============

     Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                  224,000,000      194,000,000
                                                       =============    =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Unaudited)

                                                      For the Three Months Ended
                                                               March 31,
                                                      -------------------------
                                                           2001         2000
                                                      -------------------------
Cash Flows from Operating Activities
   Net (loss)                                            $(230,496)   $(181,293)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                          2,648        2,527
       Amortization                                          1,331        1,318
       Warrants issued for compensation                     22,000           --
       Write-off of discount on debt                        34,000           --
       Accrued interest                                      1,565          716
       Equity in net loss of subsidiary                         41           --

       (Increase) decrease in:
         Inventories                                           184          148
       Increase (decrease) in:
         Accounts payable                                  (10,951)       2,552
         Accrued officer compensation                       86,115       75,000
         Accrued expenses                                       --       (1,434)
                                                         ---------    ---------

                                                           (93,563)    (100,466)
                                                         ---------    ---------

Cash Flows from Investing Activities
   Acquisition of equipment                                     --      (25,585)
                                                         ---------    ---------

Cash Flows from Financing Activities
     Proceeds from issuance of common stock                 15,000       60,000
     Proceeds of loans from shareholders                   100,000           --
                                                         ---------    ---------

                                                           115,000       60,000
                                                         ---------    ---------

Net Increase in Cash                                        21,437      (66,051)

Cash - beginning                                            38,892      113,338
                                                         ---------    ---------

Cash - end                                               $  60,329    $  47,287
                                                         =========    =========

Supplemental Disclosures
     Non-cash Investing and Financing Transactions:
         Stock issued for settlement of debt             $      --    $ 334,716
                                                         =========    =========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001


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

     During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens product such as sunglasses, ski goggles or diving masks. In June 2000, the Company entered into a comprehensive agreement with Opsales and its President and Vice President, Sidney and Dean Friedman, to manufacture and distribute the Company's rotatable variable polarized lenses to be used in the Company's new sunglass product, Rainbow Shades TM. The Company will strive to begin worldwide distribution during 2001.

     The Company signed an Investment Agreement with Domain Investments Inc. of New York City, New York, in November 2000, which provides for the Company to receive up to twenty million dollars of funding for working capital over a 24-month period in exchange for Common Stock and Warrants. Under the Agreement dated November 2, 2000, the Company shall sell to Domain unrestricted shares in the Common Stock of Quest Products Corporation at a discount from market price of at least 9% plus Warrants equal to 10% of the number of shares purchased by Domain with an exercise price of 110% of the purchase price paid for the shares of Domain. Within certain guidelines, the Company shall determine when and in what amounts it requires capital from Domain. The Company intends to file an SB2 Registration in order to generate unrestricted shares required for this Agreement.

     During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). The multiple account card system is protected by United States Patent No. 5,859,419 which was obtained by the system's inventor, Sol H. Wynn. As part of the BIG1CARD(TM), a new corporation formed by the Company, named Wynn Technologies Inc. ("Wynn Tech"), has now acquired all right, title and interest to the Wynn patent. Therefore, Wynn Technologies, Inc. now has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Technologies Inc. is owned 65% by Quest Products Corporation and 35% by Mr. Wynn subject to resolution of certain contingencies. Quest also applied for additional patents to further enhance the BIG1CARD(TM) technology.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001


     On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of Wynn Technologies, Inc.'s patented Big1Card(TM) technology. The five-year Consulting Agreement calls for Mr. Hart to receive options to purchase 5 million shares of the Company's stock, which can be exercised at any time during the five-year Agreement, either on a cash or cashless basis. Two million options will be issued at $.10; 1 million options will be issued at $.15; 1 million options at $.20; and 1 million options at $.30. The fair value of these warrants is being amortized over the life of the consulting agreement. Quest, through its subsidiary, Wynn Technologies, Inc., owns all rights to the Big1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) project. This will include introducing the Company and assisting in completing agreements with all such organizations.

     The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of March 31, 2001, current liabilities exceed current assets by $864,668. Those factors, as well as the Company's inability, thus far, to establish a marketable product, create an uncertainty about the Company's ability to continue as a going concern.

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


2.   UNAUDITED INTERIM STATEMENTS

     The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (which consist only of normal recurring adjustments) necessary for a fair presentation have been included.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2001


     Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.


3.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants. For the three months ended March 31, 2001 and 2000, potentially dilutive securities of approximately 41,000,000 and 54,000,000 shares that related to shares issuable upon the exercise of warrants granted by the Company were excluded, as their effect was antidilutive.


4.   RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

     The Company received loans from Shareholders in the amount of $100,000 during the three months ended March 31, 2001. The loans are payable on demand plus accrued interest at 10% per annum. In connection with these loans, the shareholders were issued warrants to purchase 500,000 shares at $.05 per share. The portion of the proceeds allocable to the warrants was accounted for as paid-in capital. The corresponding discount was written off as these loans are payable on demand.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Item 2 - Management's Discussion and Analysis


The Company intends, through its newly incorporated subsidiaries, to identify and bring to the marketplace, unique proprietary consumer products.


                              Results of Operations
                   Three Months Ended March 31, 2001 Compared
                      to Three Months Ended March 31, 2000

The Company incurred a net loss of $230,496 for the three months ended March 31, 2001 as compared to a loss of $181,293 for the three months ended March 31, 2000.

Sales increased by $1,392 as a result of the Company's initiating sales via e-commerce beginning in July 1999.

The Company sold 114 units in 2001 and 44 units in 2000 at an average price of approximately $20 per unit. The cost per unit decreased from $3.36 in 2000 to $1.61 in 2001 as a result of sales of units in 2001 being purchased at a lower cost.

The increase in the Company's research and development expenses of $18,570 is primarily attributable to an approximate $6,000 increase related to the Company's sunglass project and an approximate $12,000 increase related to the Company's Smartcard project.

The increase in the Company's selling expenses of $5,736 was attributable to expenses incurred in connection with travel and entertainment.

General and administrative expenses decreased by $8,637 from $161,789 to $153,152. This decrease is attributable to a decrease in professional and consulting fees and other operating expenses.

Interest expense increased by $849 from $716 in 2000 to $1,565 in 2001 due to interest on loans from shareholders received during the first quarter of 2001.

                         Liquidity and Capital Resources

The Company has a working capital deficit at March 31, 2001 of $864,668 as compared to a working capital deficit at December 31, 2000 of $709,192. During the three months ended March 31, 2001, the Company used $93,563 in operating activities and generated $115,000 from financing activities from the proceeds from exercise of stock options in the amount of $15,000 and loans from shareholders in the amount of $100,000. The Company currently has $60,329 in cash.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis


The Company has historically funded its cash flow needs through the sale of equity securities in private placements. The Company has raised $1,070,367 since July of 1997 through such private placements and will attempt to raise additional cash in a similar manner to fund its ongoing operations.

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


                                         QUEST PRODUCTS CORPORATION


Dated:  May 11, 2001

                                        /s/: Herbert M. Reichlin
                                        ----------------------------------------
                                        Herbert M. Reichlin, President