Form 10QSB
period 2001-06-30
QUEST PRODUCTS CORP
filed 2001-08-09
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2001

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

     YES _X_   NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

        Class                                      Outstanding at June 30, 2001
-----------------------                            ----------------------------
Common Stock, par value                                       231,005,001
$.00003 per share

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX


                         PART 1 - FINANCIAL INFORMATION
                                                                            Page
Item 1   Consolidated Financial Statements


         Report of Independent Accountants                                     3


         Consolidated Balance Sheet (unaudited)                              4-5


         Consolidated Statements of Operations (unaudited)                   6-7


         Consolidated Statements of Cash Flows (unaudited)                     8


         Notes to Consolidated Financial Statements                         9-11


Item 2   Management's Discussion and Analysis                              12-13


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    14

Item 2   Changes in Securities                                                14

Item 3   Defaults upon Senior Securities                                      14

Item 4   Submission of Matters to a Vote of Security Holders                  14

Item 5   Other Information                                                    14

Item 6   Exhibits and Reports on form 8-K                                     14

Signatures                                                                    14

PART I  -  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Quest Products Corporation and Subsidiaries

We have reviewed the consolidated balance sheet of Quest Products Corporation and Subsidiaries at June 30, 2001 and the related consolidated statements of operations for each of the three and six month periods ended June 30, 2001 and 2000 and consolidated statement of cash flows for the six months ended June 30, 2001 and 2000 as set forth in the accompanying unaudited consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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




RAICH ENDE MALTER & CO. LLP
East Meadow, New York
August 2, 2001

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2001
(Unaudited)


Assets
  Current Assets
    Cash                                                                $152,502
    Inventory                                                             28,667
    Prepaid expenses                                                      15,335
                                                                        --------

                                                                         196,504
                                                                        --------

  Investment in Unconsolidated Subsidiary                                  1,841

  Furniture and Equipment - at cost - net of accumulated
    depreciation of $50,793                                               21,180

  Deferred Royalties                                                      10,000

  License acquisition cost - net of accumulated
    amortization of $3,848                                                25,152

  Patents - at cost - net of accumulated amortization
    of $20,495                                                            28,940

  Security Deposits                                                          405
                                                                        --------

                                                                          87,518
                                                                        --------
                                                                        $284,022
                                                                        ========


See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2001
(Unaudited)


Liabilities and Shareholders' (Deficit)
  Current Liabilities
    1992 convertible debentures - including accrued interest
      of $9,400                                                    $     19,400
    Accounts payable                                                    229,080
    Due to officers and directors                                       665,928
    Loans from shareholders - including accrued interest
      of $3,472                                                         103,472
    Accrued expenses                                                     20,023
                                                                   ------------

                                                                      1,037,903
                                                                   ------------

  Shareholders' (Deficit)
    Convertible  Preferred Stock - par value $.00003 -
      authorized 10,000,000 shares - no shares issued and
      outstanding                                                          --
    Common Stock - par value $.00003 - authorized
      390,000,000 shares - 231,005,001 shares issued and
      outstanding                                                         6,930
    Capital in excess of par                                          5,724,361
    Accumulated (deficit)                                            (6,485,172)
                                                                   ------------

                                                                       (753,881)
                                                                   ------------
                                                                   $    284,022
                                                                   ============


See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)


                                                      For the Six Months Ended
                                                             June 30,
                                                  -----------------------------
                                                       2001            2000
                                                  -------------   -------------
Sales - net                                       $       4,229   $       2,483

Cost of Sales                                               349             403
                                                  -------------   -------------

                                                          3,880           2,080
                                                  -------------   -------------

Research and Development Expenses                       107,653          36,106

Selling Expenses                                         17,606           6,830

General and Administrative Expenses                     308,392         351,984
                                                  -------------   -------------

                                                        433,651         394,920
                                                  -------------   -------------

(Loss) Before Other Income (Expenses)                  (429,771)       (392,840)
                                                  -------------   -------------

Other Income (Expenses)
  Write-off of deferred registration costs              (25,000)             --
  Write-off of discount on debt                         (34,000)             --
  Interest (expense)                                     (3,972)           (966)
  Loss on investment in unconsolidated subsidiary           (82)             --
                                                  -------------   -------------

                                                        (63,054)           (966)
                                                  -------------   -------------


Net (Loss)                                        $    (492,825)  $    (393,806)
                                                  =============   =============


Basic and Diluted Net (Loss) Per Share            $         NIL   $         NIL
                                                  =============   =============

  Weighted Average Number of Shares
  Outstanding (to nearest 1,000,000)                226,000,000     194,000,000
                                                  =============   =============


See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)


                                                       For the Quarter Ended
                                                             June 30,
                                                  -----------------------------
                                                       2001            2000
                                                  -------------   -------------
Sales - net                                       $       1,955   $       1,601

Cost of Sales                                               165             255
                                                  -------------   -------------

                                                          1,790           1,346
                                                  -------------   -------------

Research and Development Expenses                        74,083          21,106

Selling Expenses                                          7,348           2,308

General and Administrative Expenses                     155,240         190,195
                                                  -------------   -------------

                                                        236,671         213,609
                                                  -------------   -------------

(Loss) Before Other Income (Expenses)                  (234,881)       (212,263)
                                                  -------------   -------------

Other Income (Expenses)
  Write-off of deferred registration costs              (25,000)             --
  Interest (expense)                                     (2,407)           (250)
  Loss on investment in unconsolidated subsidiary           (41)             --
                                                  -------------   -------------

                                                        (27,448)           (250)
                                                  -------------   -------------



Net (Loss)                                        $    (262,329)  $    (212,513)
                                                  =============   =============


Basic and Diluted Net (Loss) Per Share            $         NIL   $         NIL
                                                  =============   =============

Weighted Average Number of Shares
  Outstanding (to nearest 1,000,000)                228,000,000     199,000,000
                                                  =============   =============


See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                        For the Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                            2001         2000
                                                         ---------    ---------
Cash Flows from Operating Activities
  Net (loss)                                             $(492,825)   $(393,806)
  Adjustments to reconcile net (loss) to net cash
    (used for) operating activities:
      Depreciation                                           5,296        5,054
      Amortization                                           2,665        2,636
      Warrants issued for compensation                      58,575           --
      Write-off of deferred registration costs              25,000           --
      Write-off of discount on debt                         34,000           --
      Accrued interest                                       3,972          966
      Equity in net loss of subsidiary                          82           --

      (Increase) decrease in:
        Inventories                                            349          403

      Increase (decrease) in:
        Accounts payable                                     5,512       47,365
        Accrued officer compensation                       117,484      150,000
        Accrued expenses                                    18,500       (1,434)
                                                         ---------    ---------

                                                          (221,390)    (188,816)
                                                         ---------    ---------
Cash Flows from Investing Activities
  Acquisition of equipment                                      --      (25,585)
  Refund of acquisitions of equipment                           --        1,156
                                                         ---------    ---------

                                                                --      (24,429)
                                                         ---------    ---------
Cash Flows from Financing Activities
     Proceeds from issuance of common stock                235,000      115,000
     Proceeds of loans from shareholders                   100,000           --
                                                         ---------    ---------

                                                           335,000      115,000
                                                         ---------    ---------

Net Increase (Decrease) in Cash                            113,610      (98,245)

Cash - beginning                                            38,892      113,338
                                                         ---------    ---------

Cash - end                                               $ 152,502    $  15,093
                                                         =========    =========

Supplemental Disclosures
     Non-cash Investing and Financing Transactions:
         Stock issued for settlement of debt             $      --    $ 334,716
                                                         =========    =========


See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001


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

     During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). The multiple account card system is protected by United States Patent No. 5,859,419 which was obtained by the system's inventor, Sol H. Wynn. As part of the BIG1CARD(TM), a new corporation formed by the Company, named Wynn Technologies Inc. ("Wynn Tech"), has now acquired all right, title and interest to the Wynn patent. Therefore, Wynn Technologies Inc. now has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Technologies Inc., Quest's unconsolidated subsidiary, is owned 65% by Quest Products Corporation, subject to resolution of certain contingencies, and 35% by Mr. Wynn. Quest also applied for additional patent claims to further enhance the BIG1CARD(TM) technology.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

     On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of Wynn Technologies, Inc.'s patented Big1Card(TM) technology. The five-year Consulting Agreement called for Mr. Hart to receive options to purchase 5 million shares of the Company's stock, which can be exercised at any time during the five-year Agreement, either on a cash or cashless basis. Two million options have been issued at $.10; 1 million options issued at $.15; 1 million options at $.20; and 1 million options at $.30. The fair value of these options is being amortized over the life of the consulting agreement. Quest, through its unconsolidated subsidiary, Wynn Technologies, Inc., owns all rights to the Big1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) project. This will include introducing the Company and assisting in completing agreements with all such organizations.

     The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of June 30, 2001, current liabilities exceed current assets by $841,399. Those factors, as well as the Company's inability, thus far, to establish a marketable product, create an uncertainty about the Company's ability to continue as a going concern. The Company has intentions of expanding and refining its marketing efforts to include other products. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of long-term debt and equity securities. The consolidated financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.

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

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2001

     Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

3.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants and options. For the six months ended June 30, 2001 and 2000, potentially dilutive securities of approximately 33,000,000 and 49,000,000 shares that related to shares issuable upon the exercise of warrants and options granted by the Company were excluded, as their effect was antidilutive.


4.   RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

     The Company received loans from Shareholders in the amount of $100,000 during the six months ended June 30, 2001. The loans are payable on demand plus accrued interest at 10% per annum. In connection with these loans, the shareholders were issued warrants and options to purchase 500,000 shares at $.05 per share. The portion of the proceeds allocable to the warrants was accounted for as paid-in capital. The corresponding discount was written off as these loans are payable on demand. During the six months ended June 30, 2001, two of the abovementioned shareholders each exercised warrants and options resulting in the Company's receiving $50,000. In addition, three other shareholders exercised warrants and options to purchase 1,000,000 shares at $.015, 5,000,000 shares at $.03 and 1,000,000 shares at
     $.02 respectively, resulting in the Company's receiving $185,000.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Item 2 - Management's Discussion and Analysis

The Company intends, through its newly incorporated subsidiaries, to identify and bring to the marketplace, unique proprietary consumer products.

                              Results of Operations
                     Six Months Ended June 30, 2001 Compared
                        to Six Months Ended June 30, 2000

The Company incurred a net loss of $492,825 for the six months ended June 30, 2001 as compared to a loss of $393,806 for the six months ended June 30, 2000.

Sales increased by $1,746 from $2,483 in 2000 to $4,229 in 2001 as a result of the Company's increasing sales via e-commerce.

The Company sold 217 PhaseOut units in 2001 and 120 PhaseOut units in 2000 at an average price of approximately $20 per unit. The cost per unit decreased from $3.36 in 2000 to $1.61 in 2001 as a result of sales of units in 2001 being purchased at a lower cost.

The Company's research and development expenses increased by $71,547 from $36,106 in 2000 to $107,653 in 2001. The increase is attributable to an approximate $27,000 increase related to the Company's sunglass project and an approximate $44,000 increase related to the Company's Smartcard project.

The Company's selling expenses increased by $10,776 from $6,830 in 2000 to $17,606 in 2001. The increase was attributable to expenses incurred in connection with travel and entertainment.

The Company's general and administrative expenses decreased by $43,592 from $351,984 in 2000 to $308,392 in 2001. This decrease is attributable to a decrease in professional and consulting fees and other operating expenses.

Interest expense increased by $3,006 from $966 in 2000 to $3,972 in 2001 due to interest on loans from shareholders received during the first quarter of 2001.

                         Liquidity and Capital Resources

The Company has a working capital deficit at June 30, 2001 of $841,399 as compared to a working capital deficit at December 31, 2000 of $709,192. During the six months ended June 30, 2001, the Company used $221,390 in operating activities and generated $335,000 from financing activities from the exercise of warrants in the amount of $235,000 and loans from shareholders in the amount of $100,000. The Company currently has $152,502 in cash.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis

The Company has historically funded its cash flow needs through the sale of equity securities in private placements. The Company has raised $1,290,367 since July of 1997 through such private placements and will attempt to raise additional cash in a similar manner to fund its ongoing operations.

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

During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of the Company's patented Big1Card(TM) technology. Quest, through its unconsolidated subsidiary, Wynn Technologies, Inc., subject to the resolution of certain contingencies, owns all rights to the Big1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) SmartCard project. This will include introducing the Company and assisting in completing agreements with all such organizations.

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


                                              QUEST PRODUCTS CORPORATION

Dated:  August 8, 2001

                                              /s/ Herbert M. Reichlin
                                              ----------------------------------
                                              Herbert M. Reichlin, President