Form 10QSB
period 2001-09-30
QUEST PRODUCTS CORP
filed 2001-11-06
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period ended September 30, 2001

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


                                 YES _X_ NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

       Class                                   Outstanding at September 30, 2001
Common Stock, par value                                   231,205,001
$.00003 per share

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

                                                                            Page
Item 1 Consolidated Financial Statements


       Report of Independent Accountants                                       3


       Consolidated Balance Sheet (unaudited)                              4 - 5


       Consolidated Statements of Operations (unaudited)                   6 - 7


       Consolidated Statements of Cash Flows (unaudited)                       8


       Notes to Consolidated Financial Statements                         9 - 12


Item 2 Management's Discussion and Analysis                              12 - 14


                           PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                      14

Item 2 Changes in Securities                                                  14

Item 3 Defaults upon Senior Securities                                        14

Item 4 Submission of Matters to a Vote of Security Holders                    14

Item 5 Other Information                                                      14

Item 6 Exhibits and Reports on form 8-K                                       15

Signatures                                                                    15

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements


                        REPORT OF INDEPENDENT ACCOUNTANTS


To the Board of Directors and Stockholders
Quest Products Corporation and Subsidiaries

We have reviewed the consolidated balance sheet of Quest Products Corporation and Subsidiaries at September 30, 2001 and the related consolidated statements of operations for each of the three and nine month periods ended September 30, 2001 and 2000 and consolidated statement of cash flows for the nine months ended September 30, 2001 and 2000 as set forth in the accompanying unaudited consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management.

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




RAICH ENDE MALTER & CO. LLP
East Meadow, New York
October 26, 2001

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
September 30, 2001
(Unaudited)




Assets
     Current Assets
       Cash                                                             $ 96,400
       Inventory                                                          25,986
       Prepaid expenses                                                   10,467
                                                                        --------

                                                                         132,853
                                                                        --------


     Investment in Unconsolidated Subsidiary                               1,800

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $53,441                                            18,532

     Deferred Royalties                                                   10,000

     License acquisition cost - net of accumulated
       amortization of $4,406                                             24,594

     Patents - at cost - net of accumulated amortization
       of $21,271                                                         28,164

     Security Deposits                                                       405
                                                                        --------

                                                                          83,495
                                                                        --------

                                                                        $216,348
                                                                        ========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
September 30, 2001
(Unaudited)




Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $9,650                                                  $    19,650
       Accounts payable                                                 230,130
       Due to officers and directors                                    750,493
       Loans from shareholders - including accrued interest
         of $5,972                                                      105,972
       Accrued expenses                                                  26,273
                                                                    -----------

                                                                      1,132,518
                                                                    -----------


     Shareholders' (Deficit)
       Convertible  Preferred Stock - par value $.00003 -
         authorized  10,000,000 shares - no shares issued and
         outstanding                                                         --
       Common Stock - par value $.00003 - authorized
         390,000,000 shares - 231,205,001 shares issued and
         outstanding                                                      6,936
       Capital in excess of par                                       5,762,930
       Accumulated (deficit)                                         (6,686,036)
                                                                    -----------

                                                                       (916,170)
                                                                    -----------

                                                                    $   216,348
                                                                    ===========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)


                                                         For the Nine Months Ended
                                                               September 30,
                                                       ------------------------------
                                                            2001             2000
                                                       ------------------------------

Sales - net                                            $      16,559    $       4,558

Cost of Sales                                                  6,675              519
                                                       -------------    -------------

                                                               9,884            4,039
                                                       -------------    -------------

Research and Development Expenses                            151,460           65,103

Selling Expenses                                              25,313           50,885

General and Administrative Expenses                          460,955          513,606
                                                       -------------    -------------

                                                             637,728          629,594
                                                       -------------    -------------

(Loss) Before Other Income (Expenses)                       (627,844)        (625,555)
                                                       -------------    -------------

Other Income (Expenses)
     Write-off of deferred registration costs                (25,000)              --
     Write-off of discount on debt                           (34,000)              --
     Interest (expense)                                       (6,722)          (1,216)
     Loss on investment in unconsolidated subsidiary            (123)              --
     Gain on settlement of debt                                   --           32,374
     Gain on settlement of lawsuit                                --           93,411
                                                       -------------    -------------

                                                             (65,845)         124,569
                                                       -------------    -------------


Net (Loss)                                             $    (693,689)   $    (500,986)
                                                       =============    =============


Basic and Diluted Net (Loss) Per Share                 $         NIL    $         NIL
                                                       =============    =============


     Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                  227,000,000      197,000,000
                                                       =============    =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)


                                                           For the Quarter Ended
                                                               September 30,
                                                       ------------------------------
                                                           2001             2000
                                                       ------------------------------

Sales - net                                            $      12,329    $       2,075

Cost of Sales                                                  6,325              116
                                                       -------------    -------------

                                                               6,004            1,959
                                                       -------------    -------------

Research and Development Expenses                             43,807           28,997

Selling Expenses                                               7,707           44,055

General and Administrative Expenses                          152,563          161,622
                                                       -------------    -------------

                                                             204,077          234,674
                                                       -------------    -------------

(Loss) Before Other Income (Expenses)                       (198,073)        (232,715)
                                                       -------------    -------------

Other Income (Expenses)
     Interest (expense)                                       (2,750)            (250)
     Loss on investment in unconsolidated subsidiary             (41)              --
     Gain on settlement of debt                                   --           32,374
     Gain on settlement of lawsuit                                --           93,411
                                                       -------------    -------------

                                                              (2,791)         125,535
                                                       -------------    -------------



Net (Loss)                                             $    (200,864)   $    (107,180)
                                                       =============    =============


Basic and Diluted Net (Loss) Per Share                 $         NIL    $         NIL
                                                       =============    =============


     Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                  231,000,000      202,000,000
                                                       =============    =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                       For the Nine Months Ended
                                                             September 30,
                                                       -------------------------
                                                           2001         2000
                                                       -------------------------
Cash Flows from Operating Activities
   Net (loss)                                           $(693,689)   $(500,986)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                         7,944        7,501
       Amortization                                         3,999        3,991
       Warrants issued for compensation                    95,150       15,000
       Write-off of deferred registration costs            25,000           --
       Gain on settlement of debt                              --      (32,374)
       Write-off of discount on debt                       34,000           --
       Gain on settlement of lawsuit                           --      (93,411)
       Accrued interest                                     6,722          966
       Proceeds from settlement of lawsuit                     --      150,000
       Equity in net loss of unconsolidated subsidiary        123           --

       (Increase) decrease in:
         Inventories                                        3,030          519
         Security Deposits                                     --         (405)
         Prepaid Expenses                                   4,868        1,596
       Increase (decrease) in:
         Accounts payable                                   6,562       40,153
         Accrued officer compensation                     202,049      229,782
         Accrued expenses                                  24,750       (1,434)
                                                        ---------    ---------

                                                         (279,492)    (178,853)
                                                        ---------    ---------
Cash Flows from Investing Activities
   Acquisition of equipment                                    --      (25,585)
   Refund of acquisitions of equipment                         --        2,027
                                                        ---------    ---------

                                                               --      (23,558)
                                                        ---------    ---------
Cash Flows from Financing Activities
     Proceeds from issuance of common stock               237,000      270,000
     Proceeds of loans from shareholders                  100,000           --
                                                        ---------    ---------

                                                          337,000      270,000
                                                        ---------    ---------

Net Increase (Decrease) in Cash                            57,508       67,589

Cash - beginning                                           38,892      113,338
                                                        ---------    ---------

Cash - end                                              $  96,400    $ 180,927
                                                        =========    =========

Supplemental Disclosures
     Non-cash Investing and Financing Transactions:
         Stock issued for settlement of debt            $      --    $ 404,958
                                                        =========    =========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001

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

     During 2000, the Company acquired the rights to and developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). The multiple account card system is protected by United States Patent No. 5,859,419 which was obtained by the system's inventor, Sol H. Wynn. As part of the BIG1CARD(TM), a new corporation was formed by the Company in March 2000 named Wynn Technologies Inc. ("Wynn Tech"), which has now acquired all right, title and interest to the Wynn patent.
     Therefore, Wynn Technologies Inc. now has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Tech is owned 65% by Quest Products Corporation and 35% by Mr. Wynn. The Company's 65% interest is subject to the resolution of certain contingencies. Accordingly, the Company is not currently consolidating this subsidiary. The Company also applied for additional patent claims to further enhance the BIG1CARD(TM) technology.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001


     In August 2001, Quest received an official notice from the United States Patent and Trademark Office that the Company's application to add 25 additional claims to its multi-account credit card system patent will be allowed. In light of this favorable action of the Patent Office on the Company's application, the original 7 patent claims will be enlarged to a total of 32 claims.

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

     The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of September 30, 2001, current liabilities exceed current assets by $999,665. Those factors, as well as the Company's inability, thus far, to establish a marketable product, create an uncertainty about the Company's ability to continue as a going concern. The Company has intentions of expanding and refining its marketing efforts to include other products. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of long-term debt and equity securities. The consolidated financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2001


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

     Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the year ending December 31, 2001. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2000.

     Certain amounts from prior years have been restated to conform to the current year's presentation. Those reclassifications have no effect on the previously reported loss.

3.   BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants and options. For the nine months ended September 30, 2001 and 2000, potentially dilutive securities of approximately 25,000,000 and 52,000,000 shares that related to shares issuable upon the exercise of warrants and options granted by the Company were excluded, as their effect was antidilutive.

4.   RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

     The Company received loans from Shareholders in the amount of $100,000 during the nine months ended September 30, 2001. The loans are payable on demand plus accrued interest at 10% per annum. In connection with these loans, the shareholders were issued warrants and options to purchase 500,000 shares at $.05 per share. The portion of the proceeds allocable to the warrants was accounted for as paid-in capital. The corresponding discount was written off as these loans are payable on demand.

     During the nine months ended September 30, 2001, two of the above mentioned shareholders each exercised warrants and options resulting in the Company's receiving $50,000. In addition, four other shareholders exercised warrants and options to purchase 1,000,000 shares at $.015, 5,000,000 shares at $.03, 1,000,000 shares at $.02 and 200,000 shares at $.01 respectively, resulting in the Company's receiving $187,000.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Item 2 - Management's Discussion and Analysis

The Company intends, through its newly incorporated subsidiaries, to identify and bring to the marketplace, unique proprietary consumer products.

                              Results of Operations
                  Nine Months Ended September 30, 2001 Compared
                     to Nine Months Ended September 30, 2000

The Company incurred a net loss of $693,689 for the nine months ended September 30, 2001 as compared to a loss of $500,986 for the nine months ended September 30, 2000.

Sales increased by $12,001 from $4,558 in 2000 to $16,559 in 2001 as a result of the Company's increasing sales via e-commerce and international sales.

The Company sold 1,882 PhaseOut units in 2001 at an average price of approximately $9 per unit and 120 PhaseOut units in 2000 at an average price of approximately $20 per unit. The cost per unit sold decreased from $3.36 in 2000 to $1.61 in 2001 as a result of sales of units in 2001 being from stock purchased at a lower cost. In addition, cost of sales for 2001 include storage cost incurred due to an increase in inventory.

The Company's research and development expenses increased by $86,357 from $65,103 in 2000 to $151,460 in 2001. The increase is attributable to an approximate $5,000 increase related to the Company's sunglass project and an approximate $81,000 increase related to the Company's Smartcard project.

The Company's selling expenses decreased by $25,572 from $50,885 in 2000 to $25,313 in 2001. The decrease was primarily in travel and entertainment expenses.

The Company's general and administrative expenses decreased by $52,651 from $513,606 in 2000 to $460,955 in 2001. This decrease is attributable to a decrease in professional and consulting fees and other operating expenses.

Interest expense increased by $5,506 from $1,216 in 2000 to $6,772 in 2001 due to interest on loans from shareholders received during the first quarter of 2001.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis


                         Liquidity and Capital Resources

The Company has a working capital deficit at September 30, 2001 of $999,665 as compared to a working capital deficit at December 31, 2000 of $709,192. During the nine months ended September 30, 2001, the Company used $279,492 in operating activities and generated $337,000 from financing activities from the exercise of warrants in the amount of $237,000 and loans from shareholders in the amount of $100,000. The Company currently has $96,400 in cash.

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

During 2000, the Company acquired the rights to and developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of the Company's patented Big1Card(TM) technology. Quest, through its unconsolidated subsidiary, Wynn Technologies, Inc., subject to the resolution of certain contingencies, owns all rights to the Big1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) SmartCard project. This will include introducing the Company and assisting in completing agreements with all such organizations. In January 2001, the Company filed a reissue application to significantly broaden its patent rights for its multi-account credit card system. In August 2001, the Company received an official notice from the United States Patent and Trademark Office that the Company's application to add 25 additional claims to its multi-account credit card system patent will be allowed. In light of this favorable action of the Patent Office on the Company's application, the original 7 patent claims will be enlarged to a total of 32 claims. The Company's management believes the Patent Office action allowing these additional 25 claims significantly broadens and strengthens the Company's patent and materially increases its value in the marketplace. The new claims allowed by the Patent Office, when combined with the original claims, make it extremely unlikely that a competitor will be able to design around or otherwise circumvent the Company's patent in launching a smart card multi-account credit card system and best insures that no one else in the United States will be able to commercialize a multi-account credit card system without obtaining license rights from the Company. The Company's patent, which has a 1995 priority date is, to their knowledge, the only U.S. patent which covers a multi-account credit card system employing a processing chip and on-board memory.

In addition, Quest Products Corporation is in the process of contacting corporations in order to apply the Company's patented multi-account credit card system to the myriad of security issues facing Government and industry.


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


                                          QUEST PRODUCTS CORPORATION


Dated: November 5, 2001

                                          /S/:
                                          --------------------------------------
                                          Herbert M. Reichlin, President