Form 10KSB
period 2001-12-31
QUEST PRODUCTS CORP
filed 2002-03-19
CIK 824416

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

                   For the fiscal year ended December 31, 2001
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

                           YES    X                    NO
                                -----                      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

                                        X
                                      -----

The registrant's operating revenues for its most recent fiscal year were $19,272.

The number of shares outstanding on December 31, 2001 was 231,205,001 shares of Common Stock, .00003 par value.

Continued...

The aggregate market value of the voting Common Stock held by non-affiliates (1) of the registrant based on the average of the high and low bid prices ($.03) of the Company's Common Stock, as of December 31, 2001, is approximately $5,728,707 based upon the 190,956,901 shares of Registrant's Common Stock held by non-affiliates.

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the three months preceding the filing of this Form 10-KSB were officers or directors of the Company and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE


Transitional Small Business Disclosure Format:
                                        (check one)   Yes             No     X
                                                           ------         ------

                           QUEST PRODUCTS CORPORATION
                                   Form 10-KSB
                       Fiscal Year Ended December 31, 2001


                                Table of Contents

PART I                                                                                                         PAGE
------                                                                                                         ----
Item 1.           Business                                                                                    4 - 8
Item 2.           Properties                                                                                      8
Item 3.           Legal Proceedings                                                                               8
Item 4.           Submission of Matters to a Vote of Security Holders                                             8

PART II

Item 5.           Market for Company's Common Equity and Related Stockholder Matters                         9 - 11
Item 6.           Management's Discussion and Analysis of Financial Condition and Results                   12 - 14
                  of   Operations
Item 7.           Financial Statements                                                                     F1 - F17
Item 8.           Changes in or Disagreement with Accountants on Accounting and Financial                        15
                  Disclosure

PART III

Item 9.           Directors, Executive Officers, Promoters and Control Persons; Compliance                  15 - 16
                  with Section 16(a) of the Exchange Act
Item 10.          Executive Compensation                                                                    17 - 18
Item 11.          Security Ownership of Certain Beneficial Owners and Management                            18 - 19
Item 12.          Certain Relationships and Related Transactions                                                 19

PART IV

Item 13.          Exhibits and Reports on Form 8-K                                                          20 - 21


Signatures                                                                                                       22
Supplemental Information                                                                                         23

PART 1

Item 1.   Business

     The Private Securities Litigation Reform Act or 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact in this report are forward-looking statements. Such forward-looking statements are based on the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Quest Products Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Quest's history of losses; the need to obtain additional financing and the ability to obtain such financing; and uncertainties relating to business and economic conditions in markets in which Quest operates. The words, believe, expect, anticipate, intend and plan and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

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

     The PHASEOUT system works without the use of any drugs, chemicals or attachments. The average retail price to consumers is $19.95 plus shipping and handling. The wholesale price averages approximately $6.00.

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

     In the United States, there are currently reported to be in excess of 46 million smokers and worldwide the number of smokers is estimated to exceed 1 billion.

Patents

     The United States Patent Office has issued two patents for the PhaseOut System (Patent Number 4,231,378 issued November 4, 1980 and Patent number 5,218,976 issued June 15, 1993). The Company has received patents in China, Taiwan and Japan.

Marketing

     We are currently developing a multifaceted strategy to reinvigorate the sales of PhaseOut. We sell PhaseOut on our website, and we intend to develop brand recognition through a targeted international/domestic advertising program.

New Products:

Sunglasses

     In October 1999, the Company successfully completed development of adjustable polarized sunglasses, which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses or altering the frame. The Company will strive to begin worldwide distribution during 2002.

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

     Research and Development expenses for the sunglass product were approximately $89,000 and $133,000 in 2001 and 2000, respectively.

Big1Card(TM)

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

     Research and Development expenses for the Big1Card(TM) were approximately $109,000 and $4,000 in 2001 and 2000 respectively.

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

                                              Bid Price
Period                                        High             Low
                                              ----             ----
Quarter Ended March 31, 2000                  .480             .032
Quarter Ended June 30, 2000                   .220             .080
Quarter Ended September 30, 2000              .140             .080
Quarter Ended December 31, 2000               .080             .032

Quarter Ended March 31, 2001                  .153             .040
Quarter Ended June 30, 2001                   .115             .030
Quarter Ended September 30, 2001              .050             .030
Quarter Ended December 31, 2001               .050             .030

(b) Holders -- As of December 31, 2001, the approximate number of the Company's shareholders was 7,200.

c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

                     Recent Sales of Unregistered Securities

During the year ended December 31, 2001, we made the following sales of unregistered securities:

                                                  Consideration Received and                              If Option, Warrant or
                                                 Description of Underwriting or                           Convertible Security,
                  Type of                       Other Discounts to Market Price       Exemption from       Terms of Exercise or
 Date of Sale     Security      Number Sold          Afforded to Purchasers        Registration Claimed         Conversion
 ------------     --------      ---------     ---------------------------------    --------------------   ---------------------
    1/17/01          1          1,000,000     Common stock  issued  pursuant to            4(2)           Not Applicable
                                              Warrants   issued   February   15,
                                              1999.   The   Common   Stock   was
                                              issued  at  $0.15  per  share.  We
                                              received proceeds of $15,000.

    6/15/01          1          1,000,000     Common stock  issued  pursuant to            4(2)           Not Applicable
                                              Warrants    issued   November   1,
                                              1999.   The   Common   Stock   was
                                              issued  at  $0.02  per  share.  We
                                              received proceeds of $20,000

    6/5/01           1            500,000     Common Stock  issued  pursuant to            4(2)           Not Applicable
                                              Warrants  issued  July  21,  2000.
                                              The  Common  Stock  was  issued at
                                              $0.05  per  share.   We   received
                                              proceeds of $25,000

    6/13/01          1            500,000     Common Stock  issued  pursuant to            4(2)           Not Applicable
                                              Warrants  issued  August 25, 2000.
                                              The  Common  Stock  was  issued at
                                              $0.05  per  share.   We   received
                                              proceeds of $25,000

    5/22/01           1          5,000,000    Common Stock  issued  pursuant to            4(2)           Not Applicable
                                              Warrants   issued   September  15,
                                              1999. The Common Stock was  issued
                                              at $0.03  per  share. We  received
                                              proceeds of $150,000

    9/25/01          1            200,000     Common Stock issued  pur-suant to            4(2)           Not Applicable
                                              Warrants   issued   February  15,
                                              1999.   The   Common   Stock  was
                                              issued  at $0.01  per  share.  We
                                              received proceeds of $2,000

    3/1/01           2          5,000,000     Warrants   issued  in  connection            4(2)           Exercisable through
                                              with  Comprehensive   Consult-ing                           February 28, 2006 at
                                              and  Representation   Agree-ment.                           an exercise price as
                                              No  cash  consideration  received                           follows:  2,000,000
                                              by us until exercise.                                       shares of Common
                                                                                                          Stock at $0.10 per
                                                                                                          share; 1,000,000
                                                                                                          shares of Common Stock
                                                                                                          at $0.15 per share;
                                                                                                          1,000,000 shares of
                                                                                                          Common Stock at $0.20
                                                                                                          per share; 1,000,000
                                                                                                          shares of Common Stock
                                                                                                          at $0.30 per share.

    3/5/01           2            500,000     Warrants   issued  in  connection            4(2)           Exercisable through
                                              with our  private  placement.  No                           March 5, 2004 at an
                                              cash  consideration  received  by                           exercise price of
                                              us until exercise.                                          $.05 per share.

(1)   Common Stock

(2)   Warrants

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     The Company incurred a net loss of $898,013 and $692,433 for the years ended December 31, 2001 and 2000 respectively.

     Sales increased by $12,838 from $6,434 in 2000 to $19,272 in 2001 as a result of the Company's increasing sales via e-commerce and international sales.

     The Company sold 2,016 units in 2001 at an average price of approximately $10 per unit and 287 PhaseOut units in 2000 at an average price of approximately $23 per unit. The average cost per unit sold decreased from $2.34 in 2000 to $1.61 in 2001 as a result of sales of units in 2001 being from stock purchased at a lower cost. In addition, in 2000, the Company wrote-off 2,053 older generation PhaseOut units at an average cost of $3.36 per unit or $6,898, and in 2001 the Company incurred storage costs of $4,860.

     Research and development expenses incurred by the Company increased by $62,317 from $136,290 in 2000 to $198,607 in 2001. This increase is primarily attributable to an approximately $17,000 decrease in product development costs as it relates to the Company's sunglass product, and an approximately $79,000 increase in expenses related to the Company's Smartcard product.

     Selling expenses incurred by the Company decreased by $33,918 from $66,910 in 2000 to $32,992 in 2001. This decrease is primarily due to a decrease in travel-related expenses.

     General and administrative expenses incurred by the Company decreased by $47,924 from $656,868 in 2000 to $608,944 in 2001. This decrease is primarily attributable to a decrease in professional fees.

     Interest expense increased by $8,006 from $1,466 in 2000 to $9,472 in 2001 due to interest on loans from shareholders received during the first quarter of 2001.

Liquidity and Capital Resources

     Cash of $340,248 was used for operations for 2001 as compared to $447,555 used in 2000. Cash decreased during the year by $3,248.

     The Company's working capital deficiency increased primarily due to accrued officers compensation and loans from shareholders. Working capital and current ratios were:

                                    December 31,                    December 31,
                                        2001                            2000
                                    ------------                    ------------
Working capital
(deficiency)                        $(1,163,004)                    $(709,192)
Current ratios                           0.05:1                        0.11:1

     In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. Through December 31, 2001, the Company received $1,070,367 of financing under the same terms offered to the Directors and Officers. There is no assurance that the Company will be able to obtain additional financing.

     In October 1999, the Company successfully completed development of adjustable polarized sunglasses which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses or altering the frame. The Company expects to initially produce 1,000 pair of sunglasses funded through an outside source to be sold mainly to Company shareholders. The proceeds of these initial sales will be used to repay the outside funding sources and fund future research and development expenditures and continued production. Cash paid for further research and development expenditures related to the sunglass project is not expected to exceed $50,000 during 2002.

     During 2000, the Company acquired the rights to and developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of the Company's patented Big1Card(TM) technology. Quest, through its unconsolidated subsidiary, Wynn Technologies, Inc., subject to the resolution of certain contingencies, owns all rights to the Big 1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) SmartCard project. This will include introducing the Company and assisting in completing agreements with all such organizations.

     In January 2001, the Company filed a reissue application to significantly broaden its patent rights for its multi-account credit card system. In August 2001, the Company received an official notice from the United States Patent and Trademark Office that the Company's application to add 25 additional claims to its multi-account credit card system patent will be allowed. In light of this favorable action of the Patent Office on the Company's application, the original 7 patent claims will be enlarged to a total of 32 claims. The Company's management believes the Patent Office action allowing these additional 25 claims significantly broadens and strengthens the Company's patent and materially increases its value in the marketplace. The new claims allowed by the Patent Office, when combined with the original claims, make it extremely unlikely that a competitor will be able to design around or otherwise circumvent the Company's patent in launching a smart card multi-account credit card system and best insures that no one else in the United States will be able to commercialize a multi-account credit card system without obtaining license rights from the Company. The Company's patent, which has a 1995 priority date is, to their knowledge, the only U.S. patent which covers a multi-account credit card system employing a processing chip and on-board memory. In addition, Quest Products Corporation is in the process of contacting corporations in order to apply the Company's patented multi-account credit card system to the myriad of security issues facing Government and industry. Cash paid for further research and development expenditures related to the Big1Card(TM) smart card project in 2002 is not expected to exceed $25,000.


Item 7.   Financial Statements

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Table of Contents
================================================================================

                                                                            Page

Independent Auditors' Report                                                 F-1

Consolidated Financial Statements

     Consolidated Balance Sheet
         December 31, 2001                                             F-2 - F-3

     Consolidated Statements of Operations
         For the Years Ended December 31, 2001 and 2000                F-4 - F-5

     Consolidated Statements of Changes in Shareholders' (Deficit)
         For the Years Ended December 31, 2001 and 2000                      F-6

     Consolidated Statements of Cash Flows
         For the Years Ended December 31, 2001 and 2000                F-7 - F-8

Notes to Consolidated Financial Statements                            F-9 - F-17

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Quest Products Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Quest Products Corporation and Subsidiaries as of December 31, 2001 and the related consolidated statements of operations, shareholders' (deficit), and cash flows for the years ended December 31, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Products Corporation and Subsidiaries as of December 31, 2001 and the results of its operations and its cash flows for the years ended December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of December 31, 2001 current liabilities exceed current assets by $1,163,004. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RAICH ENDE MALTER & CO. LLP
East Meadow, New York
March 6, 2002


                                     - F1 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2001
================================================================================

Assets
     Current Assets
       Cash                                                                   $35,644

       Inventory                                                               25,770

       Prepaid expenses                                                         3,266
                                                                             --------

                                                                               64,680
                                                                             --------

     Investment in Unconsolidated Subsidiary                                    1,759

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $56,089                                                 15,884

     Deferred royalties                                                        10,000

     License acquisition cost - net of accumulated amortization of
      $4,964                                                                   24,036

     Patents - at cost - net of accumulated amortization of
      $22,434                                                                  27,001

     Security Deposits                                                            405
                                                                             --------

                                                                               79,085
                                                                             --------

                                                                             $143,765
                                                                             ========


See notes to consolidated financial statements.

                                     - F2 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2001
================================================================================

Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $9,900                                                                      $    19,900
  Accounts payable                                                                          233,231
  Due to Officers and Directors                                                             839,558
  Loans from shareholders-including accrued interest
    of $8,472                                                                               108,472
  Accrued expenses                                                                           26,523
                                                                                        -----------

                                                                                          1,227,684
                                                                                        -----------

Commitments and Contingencies

Shareholders' (Deficit)
  Convertible Preferred Stock - par value $.00003 - authorized 10,000,000 shares - no shares issued and outstanding
                                                                                                 --
  Common Stock - par value $.00003 - authorized
    390,000,000 shares - 231,205,001 shares issued and outstanding                            6,936
  Capital in excess of par                                                                5,799,505
  Accumulated (deficit)                                                                  (6,890,360)
                                                                                        -----------

                                                                                         (1,083,919)
                                                                                        -----------

                                                                                        $   143,765
                                                                                        ===========


See notes to consolidated financial statements.


                                     - F3 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations                                Page 1 of 2
================================================================================

                                                                          For the Years Ended
                                                                               December31,
                                                                       2001                  2000
                                                                    -------------------------------
Sales - net                                                         $  19,272             $   6,434

Cost of Sales                                                           8,106                 7,570
                                                                    ---------             ---------

                                                                       11,166                (1,136)
                                                                    ---------             ---------

Research and Development Expenses                                     198,607               136,290

Selling Expenses                                                       32,992                66,910

General and Administrative Expenses                                   608,944               656,868
                                                                    ---------             ---------

                                                                      840,543               860,068
                                                                    ---------             ---------

(Loss) Before Other Income (Expenses)                                (829,377)             (861,204)
                                                                    ---------             ---------

Other Income (Expenses)
     Write-off of deferred registration costs                         (25,000)                   --
     Write-off of discount on debt                                    (34,000)                   --
     Interest (expense)                                                (9,472)               (1,466)
     Loss on investment in unconsolidated  subsidiary                    (164)                   --
     Gains on settlements of lawsuits                                      --               125,787
                                                                    ---------             ---------

                                                                      (68,636)              124,321
                                                                    ---------             ---------

Net (Loss) Before Extraordinary Item                                 (898,013)             (736,883)

Extraordinary Item - Gain on Settlement of Debt
     (Net of applicable income taxes of -0- )                              --                40,450
                                                                    ---------             ---------

Net (Loss)                                                          $(898,013)            $(696,433)
                                                                    =========             =========


See notes to consolidated financial statements.


                                     - F4 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations                                Page 2 of 2
================================================================================

Net (Loss) per Share:
     Basic and Diluted:
       (Loss) from Continuing Operations            - 0 -                 - 0 -
       Extraordinary Item                             --                  - 0 -
                                              -----------           -----------
       Net (Loss)                                   - 0 -                 - 0 -
                                              ===========           ===========

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)       228,000,000           202,000,000
                                              ===========           ===========


See notes to consolidated financial statements.


                                     - F5 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit)
For the Years Ended December 31, 2001 and 2000
================================================================================

                                                       Number of
                                                     Common  Stock    Amount      Capital in
                                                        Shares        $.00003      Excess of       Accumulated
                                                     (Post-Split)     Par Value    Par Value        (Deficit)         Total
                                                     ---------------------------------------------------------------------------
Balance - December 31, 1999                          183,087,985$      5,492      $4,156,599      $(5,295,914)      $(1,133,823)

     Proceeds from sales of stock                      7,600,000         228         271,439               --           271,667
     Stock issued in settlement of debt               32,317,016         970         908,038               --
                                                                                                                        900,008
     Warrants issued for services                             --          --          30,000               --            30,000
     Warrants issued to acquire assets                        --          --          30,950               --
                                                                                                                         30,950

Net (loss)                                                    --          --              --         (696,433)         (696,433)
                                                     -----------       -----       ---------       ----------          --------

Balance - December 31, 2000                          223,005,001       6,690       5,397,026       (5,992,347)         (588,631)

     Proceeds from exercise of warrants                8,200,000         246         236,754               --           237,000
     Warrants issued in settlement of debt                    --          --          34,000               --            34,000
     Compensation due to warrants                             --          --         131,725               --           131,725

Net (loss)                                                    --          --              --         (898,013)         (898,013)
                                                     -----------       -----       ---------       ----------          --------

Balance - December 31, 2001                          231,205,001      $6,936      $5,799,505      $(6,890,360)      $(1,083,919)
                                                     ===========       =====      ==========      ===========       ===========


See notes to consolidated financial statements.


                                     - F6 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows                                Page 1 of 2
================================================================================

                                                                            For the Years Ended
                                                                                December 31,
                                                                           2001              2000
                                                                        ---------------------------
Cash Flows from Operating Activities
   Net (loss)                                                           $(898,013)        $(696,433)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                                        10,592             9,984
       Amortization                                                         5,720             5,322
       Warrants issued for compensation                                   131,725            30,000
       Write-off of deferred registration costs                            25,000                --
       Gains on settlement of debt                                             --           (40,450)
       Write-off of discount on debt                                       34,000                --
       Gain on settlement of lawsuit                                           --          (125,787)
       Accrued interest                                                     9,472             1,000
       Equity in net loss of subsidiary                                       164                27
       Write-off of security deposits                                          --             3,456

       (Increase) decrease in:
         Inventories                                                        3,246             7,570
         Prepaid expenses                                                  12,069            (9,101)

       Increase (decrease) in:
         Accounts payable                                                   9,663            70,005
         Accrued officer compensation                                     291,114           320,302
         Accrued expenses                                                  25,000           (23,450)
                                                                        ---------         ---------

                                                                         (340,248)         (447,555)
                                                                        ---------         ---------
Cash Flows from Investing Activities
   Acquisition of equipment                                                    --           (23,558)
   Proceeds from settlement of lawsuit                                         --           150,000
                                                                        ---------         ---------

                                                                               --           126,442
                                                                        ---------         ---------

Cash Flows from Financing Activities
     Proceeds from sales of common stock                                       --           271,667
     Proceeds from exercise of warrants                                   237,000                --
     Proceeds on loans from shareholders                                  100,000                --
     Payment of deferred registration and financing costs                      --           (25,000)
                                                                        ---------         ---------

                                                                          337,000           246,667
                                                                        ---------         ---------


See notes to consolidated financial statements.


                                     - F7 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows                                Page 2 of 2
================================================================================

                                                                            For the Years Ended
                                                                                 December 31
                                                                           2001              2000
                                                                         --------------------------
Net Decrease in Cash                                                     $ (3,248)        $ (74,446)

Cash - beginning                                                           38,892           113,338
                                                                         --------         ---------

Cash - end                                                               $ 35,644         $  38,892
                                                                         ========         =========

Supplemental Disclosures
     Non-cash Investing and Financing Transactions:
         Stock and warrants issued for settlement of debt                $     --         $ 938,008
                                                                         --------         ---------

         Warrants issued to acquire assets                               $     --         $   1,950
                                                                         --------         ---------


See notes to consolidated financial statements.


                                     - F8 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2001
================================================================================

1 -  The Company

     Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company has two wholly-owned subsidiaries, The ProductIncubator.com, Inc. and Rainbow Shades, Inc., and a majority-owned subsidiary, Wynn Technologies, Inc., through which it intends to identify and bring to the marketplace unique proprietary products. The Company also continues to market and distribute its patented "Phase-Out" system smoking cessation device (the "PhaseOut device") both domestically and internationally. International sales totaled $9,915 for 2001.

     During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens product such as sunglasses, ski goggles or diving masks. See Note 5.

     During 2000, the Company acquired the rights to and developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). See Note 6.

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

     f. Intangibles:

          Patents - Patents represent a patent dated June 15, 1993 that was acquired by the Company on October 25, 1994 and a foreign patent acquired in 1997. The acquisition cost has been capitalized and amortized (straight-line method) over the life of 16 years. . License Acquisition Cost -- The cost of obtaining the license will be amortized using the straight-line method over the remaining life of the agreement.

     g. Stock-Based Compensation:

          Employees - When stock based compensation is issued to employees and directors, in connection with their services as directors, Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to or greater than the market price at the date of the grants.

          Non-Employees - When stock based compensation is issued to non-employees, the Company records these transactions at the fair market value of the equity instruments issued or the goods or services received, whichever is more reliably measurable.

     h. Basic and Diluted Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants. For 2001 and 2000, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company totaling $11,461,458 and $50,595,856 respectively were excluded, as their effect was antidilutive. See Note 8.

     i. Advertising - The Company expenses the cost of advertising as incurred. Advertising expense was $2,000 in both 2001 and 2000.

     j. Revenue Recognition - The Company's customers include end users, retailers and distributors. Revenue, less reserves for returns, is generally recognized upon shipment to the customer.


                                     - F10 -

     k. Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     l. Reclassification - Certain amounts from prior years have been restated to conform to the current year's presentation. These reclassifications have no effect on the previously reported loss.

     m. Recently Issued Accounting Pronouncement -- In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142 Goodwill and Other Intangible Assets (SFAS 142). SFAS 142 addresses the financial accounting and reporting for acquired goodwill and other intangible assets. Under the new rules, the Company is no longer required to amortize goodwill and other intangible assets with indefinite lives, but will be subject to periodic testing for impairment. SFAS 142 supercedes APB Opinion No. 17, Intangible Assets. Effective January 1, 2002, the Company will adopt SFAS 142 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

3 -  Status of the Company

     The financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time.

     The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of December 31, 2001, current liabilities exceeded current assets by $1,163,004. Those factors create an uncertainty about the Company's ability to continue as a going concern.

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


                                     - F11 -

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


                                     - F12 -

6 -  BIG1CARD(TM) Agreements

     Wynn Technologies Inc. During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). The multiple account card system is protected by United States Patent No. 5,859,419 which was obtained by the system's inventor, Sol H. Wynn ("Wynn"). As part of the BIG1CARD(TM), a new corporation formed by the Company, named Wynn Technologies Inc. ("Wynn Tech"), has now acquired all right, title and interest to the Wynn patent. Therefore, Wynn Tech has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Tech is owned 65% by Quest Products Corporation and 35% by Wynn. The Company's 65% interest is subject to the resolution of certain contingencies. Accordingly, the Company is not currently consolidating this subsidiary. The Company also applied for additional patents to further enhance BIG1CARD(TM) technology.

     Under an agreement, Wynn shall be entitled to receive 2% of the gross revenues of Wynn Tech and other compensation as certain milestones are achieved. Upon Wynn Tech achieving cumulative gross revenues of $10,000,000, Wynn shall receive options to purchase 5,000,000 shares of the Company's stock at $.07 per share. Upon Wynn Tech achieving cumulative gross revenues of $30,000,000, Wynn shall receive options to purchase 10,000,000 shares of the Company's stock at $.10 per share. Upon Wynn Tech achieving cumulative gross revenues of $100,000,000, Wynn shall be entitled to one seat on the Company's Board. Upon Wynn Tech achieving cumulative gross revenues of $200,000,000, Wynn shall be entitled to lead a design-engineering center in California, which shall be financed by Wynn Tech.

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

     Following are condensed unaudited financial data of Wynn Technologies,
     Inc.:

     As of December 31, 2000
     Patent, net of accumulated amortization of $42                      $2,958
                                                                      ---------
     Shareholders' Equity                                                $2,958
                                                                      ---------

     For the Year ended December 31, 2000
     Net Loss                                                              $(42)
                                                                      ---------


                                     - F13 -

     As of December 31, 2001
     Patent, net of accumulated amortization of $252                     $2,748
                                                                      ---------
     Shareholders' Equity                                                $2,748
                                                                      ---------

     For the Year ended December 31, 2001
     Net Loss                                                             $(164)
                                                                      ---------

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

7 -  Domain Investments Inc. Equity Financing Agreement

     On November 2, 2000, the Company signed an Investment Agreement with Domain Investments Inc. of New York City, New York, which provides for the Company to receive up to twenty million dollars of funding for working capital over a 24-month period in exchange for Common Stock and Warrants. Under the Agreement dated November 2, 2000, the Company shall sell to Domain shares in the Common Stock of Quest Products Corporation and Subsidiaries at a discount from market price of at least 9% plus Warrants equal to 10% of the number of shares purchased by Domain, with an exercise price of 110% of the purchase price paid for the shares by Domain. Within certain guidelines, the Company shall determine when and in what amounts it requires capital from Domain. The Company must file a registration statement with the Securities and Exchange Commission in order to generate unrestricted shares required for this Agreement.

8 -  Warrants and Convertible Debentures

     The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if the Company had accounted for its warrants under the fair value method. The fair value of each warrant is estimated on the date of the warrant grant using the Black-Scholes option pricing model with the following weighted average assumptions:

                                                       2001              2000
                                                     -------           ---------
     Assumptions:
     Expected life of warrants                       5 years           3.9 years
     Risk free interest rate                            6.0%               6.0%
     Volatility of stock                                188%             194%
     Expected dividend yield                             --               --


                                     - F14 -

     The weighted average grant date fair value of the warrants granted to employees and board members during 2001 and 2000 was $0 and $1,507,660, respectively. Had the fair value of the warrants been amortized to expense over the related service period, the pro forma impact on earnings of the stock-based compensation for the warrants under the provision would have been as follows:

                                                2001                    2000
                                             ------------           ------------
     Net (Loss):
        As reported                          $(898,013)             $  (696,433)
        Pro forma                            $(925,013)             $(2,308,495)

     Earnings Per Share:
        As reported                          $     - 0 -                  $- 0 -
     Pro forma                               $    (.01)             $      (.01)

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

                                                                         Weighted Average
                                                       Warrants           Exercise Price
                                                       ----------        ----------------
   Balance - December 31, 1999                         68,627,284              0.04
     Granted                                           12,100,000              0.05
     Exercised                                           (500,000)             0.02
     Expired                                           (1,500,000)             0.08
                                                       ----------

   Balance - December 31, 2000                         78,727,284              0.04
     Granted                                            5,500,000              0.16
     Exercised                                         (8,200,000)             0.03
Expired                                                (1,500,000)             0.06
                                                       ----------

   Balance - December 31, 2001                         74,527,284              0.05
                                                       ==========


                                     - F15 -

     The following table summarizes information for warrants currently outstanding and exercisable at December 31, 2001:

                                                  Warrants Outstanding
                                     ----------------------------------------------
             Range of                                Weighted Average    Weighted Average
              Prices                   Number         Remaining Life      Exercise Price
          ---------------            ---------       ----------------    ----------------
          $   0.01 -.0.03            8,050,000          2 years                0.01
              0.03 -.0.04           16,000,000          2 years                0.03
              0.05 - 0.09           45,477,284          4 years                0.05
              0.10 - above           5,000,000          5 years                0.17
                                    ----------

          $   0.01- 0.09            74,527,284          3 years                0.05
                                    ==========

On December 12, 2000, the Board extended by three years all warrants held by Directors which were scheduled to expire in 2001. Since the extension was to compensate the Directors for their service as Board members, the Company did not recognize any compensation cost since there was no intrinsic value at the time of the extension. The fair value of the compensation was $1,327,660.

b. 1992 Convertible Debentures - In 1992, the Company initiated a series of private placement offerings of two and three-year Subordinated Convertible Debentures with an annual interest rate of 10% and with variable conversion rates (ranging from $.05 to $.10 per share). These offerings raised a total of $117,500. The Company is in default on interest payments and is in violation of covenants. Of the original $117,500 raised, $107,500 has been paid back or converted into stock. As of December 31, 2001, $10,000 of principal and $9,900 of interest remain unpaid or unconverted on these debentures.

c. Authorized Shares - During 2000, the Company increased the number of its authorized shares of capital stock to 390,000,000 shares of Common Stock and 10,000,000 shares of Preferred Stock.

9 -  Related Party Transactions

a. Loans from Related Parties - During 2001, the Company received loans from Shareholders in the amount of $100,000. The loans are payable on demand plus accrued interest at 10% per annum. In connection with these loans, the shareholders were issued warrants and options to purchase 500,000 shares at $.05 per share. The portion of the proceeds allocable to the warrants was accounted for as paid-in capital. The corresponding discount was written off as these loans are payable on demand.

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


                                     - F16 -

     Officer's and Director's Compensation - During 1996, an investor group brought in by Herbert M. Reichlin and Burton A. Goldstein ("the two individuals") acquired an 18% ownership interest for $500,000. The two individuals were awarded seats on the Board of Directors and officers positions. In addition, the two individuals each received 9,778,975 warrant shares. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued warrants to purchase 7,500,000 shares each at an exercise price of $.03 per share. During 2000, these two individuals each agreed to receive 10,000,000 shares of stock in lieu of $400,000 in accrued salaries. As of December 31, 2001, the two individuals were owed $422,528 and $404,830 respectively in accrued salaries and expenses.

b. Director's Loans - As of December 31, 2001, a group of Directors has made loans to the Company totaling $12,200, payable on demand without interest.

c. Legal Fees - The Company utilizes the services of a law firm where a Director is a partner. Fees incurred for 2001 and 2000 were $32,193 and $84,642 respectively. At December 31, 2001, $116,835 remains in accounts payable.

10 - Settlements of Debt

     On December 6, 2000, the Company settled a $286,450 debt with its largest vendor whereby the vendor received 6,000,000 shares of Company stock in full payment of the balance owed. Consequently, the Company realized a $40,450 gain on the conversion of this debt.

11 - Income Taxes

     The Company has available net operating loss carryforwards of approximately $7,756,000, which expire in 2002 until 2015. Deferred income taxes reflect the net tax effects of net operating loss carryforwards and result in deferred tax assets of approximately $2,637,000 and $2,051,000 at December 31, 2001 and 2000, respectively, which were fully offset by valuation allowances due to uncertainties surrounding the ultimate realization of these assets.

12 - Lease Commitments

     The Company is obligated under a lease for office space through November, 2006. Rental expense was $64,483 and $60,351 for 2001 and 2000, respectively. The remaining future minimum lease payments required under this lease are as follows:

                          2002                68,418
                          2003                70,887
                          2004                73,455
                          2005                76,125
                          2006                72,108

     The Company will sublease a portion of their office from March 2002 through August 2002 for $3,000 per month or $18,000.


                                     - F17 -

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                                  NONE

Item 9.   Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16 (a) of the Exchange Act.

     The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                                        Age                                        Position(s) with the Company

Burton A. Goldstein                         66                                   Chairman of the Board of Directors
                                                                                 Secretary, Chief Executive Officer

Herbert M. Reichlin                         60                                                President, Treasurer,
                                                                                  Chief Operating Officer, Director

Richard Bruno                               56                                                             Director

Alfred Fabricant                            48                                                             Director

Thomas Kirch                                57                                                             Director

Angelo J. Vassallo                          56                                                             Director

Milton J. Walters                           57                                                             Director

     Directors are elected to serve until the next annual meeting of stockholders and until their successors have been elected and have qualified. Officers are appointed to serve until the meeting of the Board of Directors following the next annual meeting of stockholders and until their successors have been elected and have qualified. Each director is entitled to receive warrants for 500,000 shares at market price each February.

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

Item 10.   Executive Compensation

     The following table sets forth the annual long-term compensation for the Company's Chief Executive Officer, and the only other executive officer during the Company's last three fiscal years:

                           Summary Compensation Table

                                              Annual                     Long-Term         All Other
                                          Compensation                 Compensation      Compensation
                                                                        Securities
                                                                        Underlying
Name and Principal Positions         Year             Salary             Warrants (#)
------------------------------------------------------------------------------------------------------
Burton A. Goldstein                  2001            $150,000                 --            $17,204
(Chief Executive Officer)            2000            $150,000                 --             44,546
                                     1999            $150,000            500,000              7,200

Herbert M. Reichlin                  2001            $150,000                 --            $20,056
(President and Chief                 2000            $150,000                 --             52,593
Operating Officer)                   1999            $150,000            500,000             15,362

Warrant Grants in Last Fiscal Year

The following table sets forth certain information concerning warrants granted during 2001 to the named executives:

                                                  Individual Grants

                                     Number of       % of Total            Exercise
                                    Securities       Warrants Granted       or Base
                                    Underlying       to Employees in         Price           Expiration
Name                           Warrants Granted      Fiscal Year           ($/share)            Date
-------------------------------------------------------------------------------------------------------
Burton A. Goldstein                    --                  0%                  0                 --

Herbert M. Reichlin                    --                  0%                  0                 --

                Aggregated Warrant Exercises in Last Fiscal Year
                       and Fiscal Year-End Warrant Values

     The following table summarizes warrants exercised during 2001 and presents the value of unexercised warrants held by the named executives at fiscal year-end:

                                                                       Number of
                                                                      Securities
                                                                      Underlying            Value of
                                       Shares                         Unexercised          Unexercised
                                      Acquired                        Warrants at         In-the-Money
                                         on            Value          Fiscal Year-        Warrants at
                                      Exercise       Realized          End (#) All         Fiscal Year-
Name                                     (#)            ($)           Exercisable            End ($)
--------------------------------------------------------------------------------------------------------
Burton A. Goldstein                       0             0             25,938,642             $25,000

Herbert M. Reichlin                       0             0             25,938,642             $25,000

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

(b) Security Ownership of Management -- Information concerning the number and percentage of shares of voting Common Stock of the Company owned of record and beneficially by management, is set forth on the charts below:

                                                        Shares of Common Beneficially Owned
Name and Address                                        -----------------------------------
Of Beneficial Owner                         Shares Owned           Shares Acquirable         Percent Owned
-------------------                         ------------           Within 60 Days (1)        -------------
                                                                   ------------------
Burton A. Goldstein                          15,383,333               25,938,642                 16.1%
6900 Jericho Turnpike
Syosset, New York 11791

Herbert M. Reichlin                          15,383,333               25,938,642                 16.1%
6900 Jericho Turnpike
Syosset, New York 11791

Richard Bruno                                 1,250,000                1,250,000                  1.1%
6900 Jericho Turnpike
Syosset, New York 11791

Alfred Fabricant                              4,981,434                1,250,000                  2.7%
6900 Jericho Turnpike
Syosset, New York 11791

Thomas Kirch                                    500,000                  625,000                  0.5%
6900 Jericho Turnpike
Syosset, New York 11791

Angelo J. Vassallo                            1,000,000                       --                  0.4%
6900 Jericho Turnpike
Syosset, New York 11791

Milton J. Walters                             1,750,000                2,625,000                  1.9%
                                             ----------               ----------
6900 Jericho Turnpike
Syosset, New York 11791                      40,248,100               57,627,284
                                             ----------               ----------

All Directors and Officers and Beneficial Owners                      97,875,384                 33.9%
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

Item 12.   Certain Relationships and Related Transactions

     a. Loans from Shareholders - The Company received loans from Shareholders in the amount of $100,000 during the year ended December 31, 2001. The loans are payable on demand plus accrued interest at 10% per annum. In connection with these loans, the shareholders were issued warrants and options to purchase 500,000 shares at $.05 per share. The portion of the proceeds allocable to the warrants was accounted for as paid-in capital. The corresponding discount was written off as these loans are payable on demand.

     b. Officer's and Director's Compensation - During 1996, an investor group brought in by Herbert M. Reichlin and Burton A. Goldstein ("the two individuals") acquired an 18% ownership interest for $500,000. The two individuals were awarded seats on the Board of Directors and officers positions. In addition, the two individuals each received 9,778,975 warrant shares. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued warrants to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of December 31, 1998, the investor group owned 28,064,340 shares and the two individuals had warrants to purchase 31,877,284 shares. During 2000, these two individuals each agreed to receive 10,000,000 shares of stock in lieu of $400,000 in accrued salaries. As of December 31, 2001, the two individuals were owed $422,528 and $404,830 respectively in accrued salaries and expenses.

     c. A group of Directors loaned the Company $6,800 and $5,400 in 2001 and 2000 respectively, payable on demand without interest.

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

                                                      QUEST PRODUCTS CORPORATION

Dated:   March 19, 2002                           By:  /s/ Herbert M. Reichlin
                                                  ------------------------------
                                                  Herbert M. Reichlin, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURES AND TITLE                                                  DATE

                                                                  March 19, 2002
--------------------------------------------
Burton A. Goldstein
Chairman of the Board of Directors
Secretary, Chief Executive Officer

                                                                  March 19, 2002
--------------------------------------------
Herbert M. Reichlin
President, Treasurer, Chief
Operating Officer, Director

                                                                  March 19, 2002
--------------------------------------------
Richard Bruno
Director

                                                                  March 19, 2002
--------------------------------------------
Alfred Fabricant
Director

                                                                  March 19, 2002
--------------------------------------------
Thomas Kirch
Director

                                                                  March 19, 2002
--------------------------------------------
Angelo J. Vassallo
Director

                                                                  March 19, 2002
--------------------------------------------
Milton J. Walters
Director

                            SUPPLEMENTAL INFORMATION


     Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Pursuant to
Section 12 of the Act.


                                      NONE