Form 10QSB
period 2002-03-31
QUEST PRODUCTS CORP
filed 2002-05-03
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Quarterly Period ended March 31, 2002

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

       Class                                      Outstanding at March 31, 2002
Common Stock, par value                                    231,205,001
$.00003 per share

                   QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

                                                                            Page

Item 1  Consolidated Financial Statements

        Report of Independent Accountants                                      3

        Consolidated Balance Sheet (unaudited)                             4 - 5

        Consolidated Statements of Operations (unaudited)                      6

        Consolidated Statements of Cash Flows (unaudited)                      7

        Notes to Consolidated Financial Statements                        8 - 10

Item 2  Management's Discussion and Analysis                             11 - 13


                           PART II - OTHER INFORMATION

Item 1  Legal Proceedings                                                     13

Item 2  Changes in Securities                                                 14

Item 3  Defaults upon Senior Securities                                       15

Item 4  Submission of Matters to a Vote of Security Holders                   15

Item 5  Other Information                                                     15

Item 6  Exhibits and Reports on form 8-K                                      15

Signatures                                                                    15

PART I  -  FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Quest Products Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Quest Products Corporation and Subsidiaries as of March 31, 2002 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2002 and 2001 as set forth in the accompanying unaudited consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made in the accompanying consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of March 31, 2002, current liabilities exceed current assets by $1,315,705. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RAICH ENDE MALTER & CO. LLP
East Meadow, New York
April 26, 2002

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

March 31, 2002

(Unaudited)

Assets

     Current Assets
       Cash                                                             $ 17,959
       Inventory                                                          25,609
       Prepaid expenses                                                    5,290
                                                                        --------

                                                                          48,858
                                                                        --------

     Investment in Unconsolidated Subsidiary                               1,718

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $57,983                                            13,990

     Deferred Royalties                                                   10,000

     License acquisition cost - net of accumulated
       amortization of $5,522                                             23,478

     Patents - at cost - net of accumulated amortization
       of $23,597                                                         25,838

     Security Deposits                                                       405
                                                                        --------

                                                                          75,429
                                                                        --------

                                                                        $124,287
                                                                        ========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

March 31, 2002

(Unaudited)

Liabilities and Shareholders' (Deficit)
     Current Liabilities
        1992 convertible debentures - including accrued interest
          of $10,150                                               $     20,150
        Accounts payable                                                240,947
        Due to officers and directors                                   927,673
        Loans from shareholders - including accrued interest
          of $11,367                                                    159,367
        Accrued expenses and other current liabilities                   16,426
                                                                   ------------

                                                                      1,364,563
                                                                   ------------

     Shareholders' (Deficit)
        Convertible Preferred Stock - par value
          $.00003 - authorized 10,000,000  shares - no
          shares issued and outstanding                                      --
        Common Stock - par value $.00003 - authorized
          390,000,000 shares - 231,205,001 shares issued and
          outstanding                                                     6,936
        Capital in excess of par                                      5,870,080
        Accumulated (deficit)                                        (7,117,292)
                                                                   ------------

                                                                     (1,240,276)
                                                                   ------------

                                                                   $    124,287
                                                                   ============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations

(Unaudited)

                                                         For the Three Months Ended
                                                                  March 31,
                                                       ------------------------------

                                                                2002             2001
                                                       -------------    -------------

Sales - net                                            $       1,995    $       2,274

Cost of Sales                                                    161              184
                                                       -------------    -------------

                                                               1,834            2,090
                                                       -------------    -------------

Research and Development Expenses                             41,975           33,570

Selling Expenses                                               8,788           11,878

General and Administrative Expenses                          140,817          151,532
                                                       -------------    -------------

                                                             191,580          196,980
                                                       -------------    -------------

(Loss) Before Other Income (Expenses)                       (189,746)        (194,890)
                                                       -------------    -------------

Other Income (Expenses)
     Write-off of discount on debt                           (34,000)         (34,000)
     Interest (expense)                                       (3,145)          (1,565)
     Loss on investment in unconsolidated subsidiary             (41)             (41)
                                                       -------------    -------------

                                                             (37,186)         (35,606)
                                                       -------------    -------------

Net (Loss)                                             $    (226,932)   $    (230,496)
                                                       =============    =============

Basic and Diluted Net (Loss) Per Share                 $         NIL    $         NIL
                                                       =============    =============

     Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                  231,000,000      224,000,000
                                                       =============    =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Unaudited)

                                                      For the Three Months Ended
                                                                March 31,
                                                      --------------------------

                                                             2002        2001
                                                         ----------   ---------

Cash Flows from Operating Activities
   Net (loss)                                            $(226,932)   $(230,496)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                          1,894        2,648
       Amortization                                          1,721        1,331
       Warrants issued for compensation                     36,575       22,000
       Write-off of discount on debt                        34,000       34,000
       Accrued interest                                      3,145        1,565
       Equity in net loss of unconsolidated subsidiary          41           41

       (Increase) decrease in:
         Inventories                                           161          184
         Prepaid expenses                                   (2,024)          --

       Increase (decrease) in:
         Accounts payable                                    7,716      (10,951)
         Accrued officer compensation                       88,115       86,115
         Accrued expenses and other current liabilities    (10,097)          --
                                                         ---------    ---------

                                                           (65,685)     (93,563)
                                                         ---------    ---------

Cash Flows from Financing Activities
     Proceeds from issuance of common stock                     --       15,000
     Proceeds of loans from shareholders                    48,000      100,000
                                                         ---------    ---------

                                                            48,000      115,000
                                                         ---------    ---------

Net Increase (Decrease) in Cash                            (17,685)      21,437

Cash - beginning                                            35,644       38,892
                                                         ---------    ---------

Cash - end                                               $  17,959    $  60,329
                                                         =========    =========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

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

     During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens product such as sunglasses, ski goggles or diving masks. In June 2000, the Company entered into a comprehensive agreement with Opsales and its President and Vice President, Sidney and Dean Friedman, to manufacture and distribute the Company's rotatable variable polarized lenses to be used in the Company's new sunglass product.

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

     During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). The multiple account card system is protected by United States Patent No. 5,859,419 which was obtained by the system's inventor, Sol H. Wynn. As part of the BIG1CARD(TM), a new corporation was formed by the Company, named Wynn Technologies Inc. ("Wynn Tech"), which has now acquired all right, title and interest to the Wynn patent. Therefore, Wynn Technologies Inc. has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Tech is owned 65% by Quest Products Corporation and 35% by Mr. Wynn. The Company's 65% interest is subject to the resolution of certain contingencies. Accordingly, the Company is not currently consolidating this subsidiary.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

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

     The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of March 31, 2002, current liabilities exceed current assets by $1,315,705. Those factors, as well as the Company's inability thus far to establish a marketable product, create an uncertainty about the Company's ability to continue as a going concern. The Company has intentions of expanding and refining its marketing efforts to include other products. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of long-term debt and equity securities. The consolidated financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.

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

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2002

     Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

     For the three months ended March 31, 2002 and 2001, potentially dilutive securities of approximately 13,000,000 and 41,000,000 shares that related to shares issuable upon the exercise of warrants and options granted by the Company were excluded, as their effect was antidilutive.

4.   RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

     The Company received loans from Shareholders in the amount of $48,000 during the three months ended March 31, 2002. The loans are payable on demand plus accrued interest at 10% per annum. In connection with these loans, the shareholders were issued warrants to purchase 2,000,000 shares at $.02 per share. The portion of the proceeds allocable to the warrants was accounted for as paid-in capital. The corresponding discount was written off as these loans are payable on demand.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Item 2 - Management's Discussion and Analysis

The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. All statements other than statements of historical fact in this report are forward-looking statements. Such forward-looking statements are based on the current beliefs of management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of Quest Products Corporation to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among others, the following: Quest's history of losses; the need to obtain additional financing and the ability to obtain such financing; and uncertainties relating to business and economic conditions in markets in which Quest operates. The words, believe, expect, anticipate, intend and plan and similar expressions identify forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date the statement was made.

The Company intends, through its newly incorporated subsidiaries, to identify and bring to the marketplace, unique proprietary consumer products.

                              Results of Operations
                   Three Months Ended March 31, 2002 Compared
                      to Three Months Ended March 31, 2001

The Company incurred a net loss of $226,932 for the three months ended March 31, 2002 as compared to a loss of $230,496 for the three months ended March 31, 2001.

Sales remained approximately at the same level in 2002 and 2001, respectively. The Company's sales continue to be primarily generated via e-commerce.

The Company sold 100 and 114 PhaseOut units in 2002 and 2001 respectively at an average price of approximately $20 per unit. The cost per unit sold was $1.61 in 2002 and 2001, respectively.

The Company's research and development expenses increased by $8,405 from $33,570 in 2001 to $41,975 in 2002. The increase is attributable to an approximate $5,000 decrease related to the Company's sunglass project and an approximate $13,000 increase related to the Company's Smartcard project.

The Company's selling expenses decreased by $3,090 from $11,878 in 2001 to $8,788 in 2002. The decrease was primarily in travel and entertainment expenses.

The Company's general and administrative expenses decreased by $10,715 from $151,532 in 2001 to $140,817 in 2002. This decrease is attributable to a decrease in salaries and consulting fees.

Interest expense increased by $1,580 from $1,565 in 2001 to $3,145 in 2002 due to interest on additional loans from shareholders received during the first quarter of 2002.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis

                         Liquidity and Capital Resources

The Company has a working capital deficit at March 31, 2002 of $1,315,705 as compared to a working capital deficit at December 31, 2001 of $1,163,004. During the three months ended March 31, 2002, the Company used $65,685 in operating activities and generated $48,000 from financing activities from loans from shareholders in the amount of $48,000. The Company currently has $17,959 in cash.

The Company has historically funded its cash flow needs through the sale of equity securities in private placements. The Company has raised $1,338,367 since July of 1997 through such private placements and will attempt to raise additional cash in a similar manner to fund its ongoing operations.

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

During 2000, the Company acquired the rights to and developed a multi-account card system which During 2000, the Company acquired the rights to and developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of the Company's patented Big1Card(TM) technology. Quest, through its unconsolidated subsidiary, Wynn Technologies, Inc., subject to the resolution of certain contingencies, owns all rights to the Big 1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) SmartCard project. This will include introducing the Company and assisting in completing agreements with all such organizations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

                     Recent Sales of Unregistered Securities

During the Quarter ended March 31, 2002, we made the following sales of unregistered securities:

                                                  Consideration Received and                             If Option, Warrant or
                                                 Description of Underwriting or      Exemption from      Convertible Security,
                 Type of                        Other Discounts to Market Price       Registration       Terms of Exercise or
 Date of Sale     Security    Number Sold           Afforded to Purchasers               Claimed              Conversion
 ------------     --------    -----------           ----------------------           ---------------          -----------

    3/14/02          2          4,000,000     Warrants  issued to  Directors  in          4(2)           Exercisable    through
                                              connection  with  Board  services.                         February  15,  2004 at
                                              No  cash  considera-tion  received                         an  exercise  price of
                                              until exercise.                                            $.01 per share.


    3/14/02          2          3,500,000     Warrants  issued to  Directors  in          4(2)           Exercisable    through
                                              connection  with  Board  services.                         February  28,  2005 at
                                              No  cash  considera-tion  received                         an  exercise  price of
                                              until exercise.                                            $.143 per share.

    3/14/02          2          3,500,000     Warrants  issued to  Directors  in          4(2)           Exercisable    through
                                              connection  with  Board  services.                         February  15,  2006 at
                                              No  cash  considera-tion  received                         an  exercise  price of
                                              until exercise.                                            $.09 per share.

    3/14/02          2          3,500,000     Warrants  issued to  Directors  in          4(2)           Exercisable    through
                                              connection  with  Board  services.                         February  15,  2007 at
                                              No  cash  considera-tion  received                         an  exercise  price of
                                              until exercise.                                            $.03 per share.


    3/15/02          2          2,000,000     Warrants   issued  in   connection          4(2)           Exercisable    through
                                              with  private  placement.  No cash                         March  15,  2005 at an
                                              consideration    received    until                         exercise    price   of
                                              exercise.                                                  $.02 per share.

(1)  Common Stock

(2)  Warrants

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

                                           QUEST PRODUCTS CORPORATION


Dated: May 2, 2002

                                           /S/:
                                           -------------------------------------
                                               Herbert M. Reichlin, President