Form 10QSB
period 2002-06-30
QUEST PRODUCTS CORP
filed 2002-08-14
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2002

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                              YES _X_    NO ___

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

        Class                                      Outstanding at June 30, 2002
-----------------------                            ----------------------------
Common Stock, par value                                     232,338,334
$.00003 per share

                   QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1   Consolidated Financial Statements

         Report of Independent Accountants                                     3

         Consolidated Balance Sheet (unaudited)                            4 - 5

         Consolidated Statements of Operations (unaudited)                 6 - 7

         Consolidated Statements of Cash Flows (unaudited)                     8

         Notes to Consolidated Financial Statements                       9 - 11

Item 2   Management's Discussion and Analysis                            12 - 14

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    14

Item 2   Changes in Securities                                                15

Item 3   Defaults upon Senior Securities                                      16

Item 4   Submission of Matters to a Vote of Security Holders                  16

Item 5   Other Information                                                    16

Item 6   Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    16

PART I  -  FINANCIAL INFORMATION

Item 1.  Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Quest Products Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Quest Products Corporation and Subsidiaries as of June 30, 2002 and the related consolidated statements of operations for each of the three and six month periods ended June 30, 2002 and 2001 and consolidated statement of cash flows for the six months ended June 30, 2002 and 2001 as set forth in the accompanying unaudited consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of June 30, 2002, current liabilities exceed current assets by $1,439,180. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



RAICH ENDE MALTER & CO. LLP
East Meadow, New York
August 6, 2002

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2002
(Unaudited)


Assets
     Current Assets
       Cash                                                             $  1,822
       Inventory                                                          25,492
       Prepaid expenses                                                    2,693
                                                                        --------

                                                                          30,007
                                                                        --------

     Investment in Unconsolidated Subsidiary                               1,677

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $59,877                                            12,096

     Deferred Royalties                                                   10,000

     License acquisition cost - net of accumulated
       amortization of $6,591                                             27,409

     Patents - at cost - net of accumulated amortization
       of $24,760                                                         24,675

     Security Deposits                                                       405
                                                                        --------

                                                                          76,262
                                                                        --------

                                                                        $106,269
                                                                        ========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2002
(Unaudited)

Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $10,400                                                 $    20,400
       Accounts payable                                                 252,255
       Due to officers and directors                                  1,010,788
       Loans from shareholders - including accrued interest
         of $15,067                                                     163,067
       Accrued expenses and other current liabilities                    22,677
                                                                    -----------
                                                                      1,469,187
                                                                    -----------

     Shareholders' (Deficit)
       Convertible Preferred Stock - par value $.00003 -
         authorized 10,000,000 shares - no shares issued and
         outstanding                                                         --
       Common Stock - par value $.00003 - authorized
         390,000,000 shares - 232,338,334 shares issued and
         outstanding                                                      6,970
       Capital in excess of par                                       5,912,954
       Accumulated (deficit)                                         (7,282,842)
                                                                    -----------
                                                                     (1,362,918)
                                                                    -----------
                                                                    $   106,269
                                                                    ===========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)


                                                         For the Six  Months Ended
                                                                  June 30,
                                                       ------------------------------
                                                            2002             2001
                                                       ------------------------------
Sales - net                                            $       3,451    $       4,229

Cost of Sales                                                    279              349
                                                       -------------    -------------

                                                               3,172            3,880
                                                       -------------    -------------

Research and Development Expenses                             78,550          107,653

Selling Expenses                                              16,738           17,606

General and Administrative Expenses                          259,189          308,392
                                                       -------------    -------------

                                                             354,477          433,651
                                                       -------------    -------------

(Loss) Before Other Income (Expenses)                       (351,305)        (429,771)
                                                       -------------    -------------

Other Income (Expenses)
     Write-off of discount on debt                           (34,000)         (34,000)
     Interest (expense)                                       (7,095)          (3,972)
     Write-off of deferred registration costs                     --          (25,000)
     Loss on investment in unconsolidated subsidiary             (82)             (82)
                                                       -------------    -------------

                                                             (41,177)         (63,054)
                                                       -------------    -------------

Net (Loss)                                             $    (392,482)   $    (492,825)
                                                       =============    =============

Basic and Diluted Net (Loss) Per Share                 $         NIL    $         NIL
                                                       =============    =============

     Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                  232,000,000      226,000,000

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                            For the Quarter Ended
                                                                   June 30,
                                                       ------------------------------
                                                            2002             2001
                                                       ------------------------------
Sales - net                                            $       1,456    $       1,955

Cost of Sales                                                    118              165
                                                       -------------    -------------

                                                               1,338            1,790
                                                       -------------    -------------

Research and Development Expenses                             36,575           74,083

Selling Expenses                                               7,950            7,348

General and Administrative Expenses                          118,372          155,240
                                                       -------------    -------------

                                                             162,897          236,671
                                                       -------------    -------------

(Loss) Before Other Income (Expenses)                       (161,559)        (234,881)
                                                       -------------    -------------

Other Income (Expenses)
     Write-off of deferred registration costs                     --          (25,000)
     Interest (expense)                                       (3,950)          (2,407)
     Loss on investment in unconsolidated subsidiary             (41)             (41)
                                                       -------------    -------------

                                                              (3,991)         (27,448)
                                                       -------------    -------------

Net (Loss)                                             $    (165,550)   $    (262,329)
                                                       =============    =============

Basic and Diluted Net (Loss) Per Share                 $         NIL    $         NIL
                                                       =============    =============

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                  232,000,000      228,000,000
                                                       =============    =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                        For the Six Months Ended
                                                                June 30,
                                                        ------------------------
                                                           2002          2001
                                                        ------------------------
Cash Flows from Operating Activities
   Net (loss)                                            $(392,482)   $(492,825)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                          3,788        5,296
       Amortization                                          3,953        2,665
       Warrants issued for compensation                     73,150       58,575
       Write-off of deferred registration costs                 --       25,000
       Write-off of discount on debt                        34,000       34,000
       Accrued interest                                      7,095        3,972
       Equity in net loss of unconsolidated subsidiary          82           82

       (Increase) decrease in:
         Inventories                                           278          349
         Prepaid expenses                                      573           --

       Increase (decrease) in:
         Accounts payable                                   19,024        5,512
         Accrued officer compensation                      171,230      117,484
         Accrued expenses and other current liabilities     (3,846)      18,500
                                                         ---------    ---------

                                                           (83,155)    (221,390)
                                                         ---------    ---------

Cash Flows from Financing Activities
     Proceeds from issuance of common stock                  1,333      235,000
     Proceeds of loans from shareholders                    48,000      100,000
                                                         ---------    ---------

                                                            49,333      335,000
                                                         ---------    ---------

Net Increase (Decrease) in Cash                            (33,822)     113,610

Cash - beginning                                            35,644       38,892
                                                         ---------    ---------

Cash - end                                               $   1,822    $ 152,502
                                                         =========    =========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

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

      During 1999, the Company entered into a License Agreement with the holders of a patent for the exclusive worldwide license to make, use and sell inventions related to an adjustable lens product such as sunglasses, ski goggles or diving masks. In March 2001, the Company amended this License Agreement to extend its terms. As compensation, the Company agreed to allow the holders of the patent to exercise their warrants at no cost. The value of this amendment, added to the License Acquisition Cost, was the excess of the fair value of the stock issued over the fair value (using the Black-Scholes option pricing method) of the warrants cancelled. In June 2000, the Company entered into a comprehensive agreement with Opsales and its President and Vice President, Sidney and Dean Friedman, to manufacture and distribute the Company's rotatable variable polarized lenses to be used in the Company's new sunglass product.

      In connection with its November 2, 2000 investment agreement with Domain Investments, Inc., the Company decided, on July 31, 2002, not to file an SB2 registration which, accordingly, terminates this agreement.

      On July 31, 2002, the Company entered into a six-month consulting agreement with Tribe Communications, Inc., an investment banking firm specializing in webcasting, exposure, corporate consulting and finance. Tribe will provide guidance and assistance in raising awareness, educating potential investors, retail support and capital formation. The Company issued 700,000 shares to Tribe upon the execution of this agreement. Additional compensation is dependent upon Tribe's assistance in raising capital for the Company. Such compensation could aggregate $125,000 in stock or cash, plus 5% of the total investment received by the Company.

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

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

      As part of the BIG1CARD(TM), a new corporation was formed by the Company, named Wynn Technologies Inc. ("Wynn Tech"), which has now acquired all right, title and interest to the Wynn patent. Therefore, Wynn Technologies Inc. has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Tech is owned 65% by Quest Products Corporation and 35% by Mr. Wynn. The Company's 65% interest is subject to the resolution of certain contingencies. Accordingly, the Company is not currently consolidating this subsidiary. There would be no effect on the Company's equity or operations if this subsidiary was consolidated.

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

      The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of June 30, 2002, current liabilities exceed current assets by $1,439,180. Those factors, as well as the Company's inability thus far to establish a marketable product, create an uncertainty about the Company's ability to continue as a going concern. The Company has intentions of expanding and refining its marketing efforts to include other products. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of long-term debt and equity securities. The consolidated financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2002

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

      Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

      For the six months ended June 30, 2002 and 2001, potentially dilutive securities of approximately 9,000,000 and 33,000,000 shares that related to shares issuable upon the exercise of warrants and options granted by the Company were excluded, as their effect was antidilutive.

4.    RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

      The Company received loans from Shareholders in the amount of $48,000 during the six months ended June 30, 2002. The loans are payable on demand plus accrued interest at 10% per annum. In connection with these loans, the shareholders were issued warrants to purchase 2,000,000 shares at $.02 per share. The portion of the proceeds allocable to the warrants was accounted for as paid-in capital. The corresponding discount was written off as these loans are payable on demand.

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

                              Results of Operations
                     Six Months Ended June 30, 2002 Compared
                        to Six Months Ended June 30, 2001

The Company incurred a net loss of $392,482 for the six months ended June 30, 2002 as compared to a loss of $492,825 for the six months ended June 30, 2001.

Sales remained approximately at the same level in 2002 and 2001, respectively. The Company's sales continue to be primarily generated via e-commerce.

The Company sold 173 and 217 PhaseOut units in 2002 and 2001 respectively at an average price of approximately $20 per unit. The cost per unit sold was $1.61 in 2002 and 2001, respectively.

The Company's research and development expenses decreased by $29,103 from $107,653 in 2001 to $78,550 in 2002. The decrease is attributable to an approximate $16,000 decrease related to the Company's sunglass project and an approximate $13,000 decrease related to the Company's Smartcard project.

The Company's selling expenses decreased by $868 from $17,606 in 2001 to $16,738 in 2002. The decrease was primarily in travel and entertainment expenses.

The Company's general and administrative expenses decreased by $49,203 from $308,392 in 2001 to $259,189 in 2002. This decrease is attributable to a decrease in salaries and consulting fees.

Interest expense increased by $3,123 from $3,972 in 2001 to $7,095 in 2002 due to interest on additional loans from shareholders received during the first quarter of 2002.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis

                         Liquidity and Capital Resources

The Company has a working capital deficit at June 30, 2002 of $1,439,180 as compared to a working capital deficit at December 31, 2001 of $1,163,004. During the six months ended June 30, 2002, the Company used $83,155 in operating activities and generated $49,333 from financing activities from loans from shareholders in the amount of $48,000 and the exercise of warrants in the amount of $1,333. The Company currently has $1,822 in cash.

The Company has historically funded its cash flow needs through the sale of equity securities in private placements. The Company has raised $1,339,700 since July of 1997 through such private placements and will attempt to raise additional cash in a similar manner to fund its ongoing operations.

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

During 2000, the Company acquired the rights to and developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of the Company's patented Big1Card(TM) technology. Quest, through its unconsolidated subsidiary, Wynn Technologies, Inc., subject to the resolution of certain contingencies, owns all rights to the Big1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1CardTM SmartCard project. This will include introducing the Company and assisting in completing agreements with all such organizations.

In January 2001, the Company filed a reissue application to significantly broaden its patent rights for its multi-account credit card system. In August 2001, the Company received an official notice from the United States Patent and Trademark Office that the Company's application to add 25 additional claims to its multi-account credit card system patent will be allowed. In light of this favorable action of the Patent Office on the Company's application, the original 7 patent claims will be enlarged to a total of 32 claims. The Company's management believes the Patent Office action allowing these additional 25 claims significantly broadens and strengthens the Company's patent and materially increases its value in the marketplace. The new claims allowed by the Patent Office, when combined with the original claims, make it extremely unlikely that a competitor will be able to design around or otherwise circumvent the Company's patent in launching a smart card multi-account credit card system and best insures that no one else in the United States will be able to commercialize a multi-account credit card system without obtaining license rights from the Company. The Company's patent, which has a 1995 priority date is, to their knowledge, the only U.S. patent which covers a multi-account credit card system employing a processing chip and on-board memory. In addition, Quest Products Corporation is in the process of contacting corporations in order to apply the Company's patented multi-account credit card system to the myriad of security issues facing Government and industry. Cash paid for further research and development expenditures related to the Big1Card(TM) smart card project in 2002 is not expected to exceed $25,000. The Company intends to use the profits from this venture to fund the Company's other ventures.

On July 31, 2002, the Company entered into a six-month consulting agreement with Tribe Communications, Inc., an investment banking firm specializing in webcasting, exposure, corporate consulting and finance. Tribe will provide guidance and assistance in raising awareness, educating potential investors, retail support and capital formation. The Company issued 700,000 shares to Tribe upon the execution of this agreement. Additional compensation is dependent upon Tribe's assistance in raising capital for the Company. Such compensation could aggregate $125,000 in stock or cash, plus 5% of the total investment received by the Company.


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

          None

Item 2.   Changes in Securities

                     Recent Sales of Unregistered Securities

      During the Six Months ended June 30, 2002, we made the following sales of unregistered securities:

                                             Consideration Received and                               If Option, Warrant or
                                           Description of Underwriting or                             Convertible Security,
                Type of     Number        Other Discounts to Market Price       Exemption from        Terms of Exercise or
Date of Sale   Security      Sold              Afforded to Purchasers         Registration Claimed         Conversion
------------   --------      ----              ----------------------         --------------------         ----------
   3/14/02        2        3,500,000     Warrants  issued to  Directors  in           4(2)           Exercisable    through
                                         connection  with  Board  services.                          February  28,  2005 at
                                         No  cash  consideration   received                          an  exercise  price of
                                         until exercise.                                             $.143 per share.

   3/14/02        2        3,500,000     Warrants  issued to  Directors  in           4(2)           Exercisable    through
                                         connection  with  Board  services.                          February  15,  2006 at
                                         No  cash  consideration   received                          an  exercise  price of
                                         until exercise.                                             $.09 per share.

   3/14/02        2        3,500,000     Warrants  issued to  Directors  in           4(2)           Exercisable    through
                                         connection  with  Board  services.                          February  15,  2007 at
                                         No  cash  consideration   received                          an  exercise  price of
                                         until exercise.                                             $.03 per share.

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

   4/2/02         1          133,333     Common  stock  issued  pursuant to           4(2)           Not Applicable.
                                         warrants   issued   February   15,
                                         1999.   The   common   stock   was
                                         issued  at  $0.01  per  share.  We
                                          received proceeds of $1,333.

(1)   Common Stock

(2)   Warrants

Item 3. Defaults Upon Senior Securities

      None


Item 4. Submission of Matters to a Vote of Security Holders

      None


Item 5. Other Information

      None


Item 6. Exhibits and Reports on Form 8-K

      A)    Exhibits

            99.1  - Certification of CEO pursuant to Section 906 of
                    Sarbanes-Oxley Act of 2002

            99.2  - Certification of CFO pursuant to Section 906 of
                    Sarbanes-Oxley Act of 2002


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               QUEST PRODUCTS CORPORATION


Dated: August 14, 2002

                                               /S/ Herbert M. Reichlin
                                               ---------------------------------
                                               Herbert M. Reichlin, President