Form 10QSB
period 2002-09-30
QUEST PRODUCTS CORP
filed 2002-11-13
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the Quarterly Period ended September 30, 2002

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

      YES |X|    NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

        Class                                  Outstanding at September 30, 2002
-----------------------                        ---------------------------------
Common Stock, par value                                   233,038,334
$.00003 per share

                   QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1   Consolidated Financial Statements

         Report of Independent Accountants                                    3

         Consolidated Balance Sheet (unaudited)                           4 - 5

         Consolidated Statements of Operations (unaudited)                6 - 7

         Consolidated Statements of Cash Flows (unaudited)                    8

         Notes to Consolidated Financial Statements                      9 - 11

Item 2   Management's Discussion and Analysis                           12 - 14

Item 3   Controls and Procedures                                             14

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                   14

Item 2   Changes in Securities                                               15

Item 3   Defaults upon Senior Securities                                     16

Item 4   Submission of Matters to a Vote of Security Holders                 16

Item 5   Other Information                                                   16

Item 6   Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   16

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Quest Products Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Quest Products Corporation and Subsidiaries as of September 30, 2002 and the related consolidated statements of operations for each of the three and nine month periods ended September 30, 2002 and 2001 and consolidated statement of cash flows for the nine months ended September 30, 2002 and 2001 as set forth in the accompanying unaudited consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of September 30, 2002, current liabilities exceed current assets by $1,553,701. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RAICH ENDE MALTER & CO. LLP
East Meadow, New York
November 11, 2002

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
September 30, 2002
(Unaudited)

Assets
     Current Assets
       Cash                                                              $ 1,090
       Inventory                                                          25,353
       Prepaid expenses                                                      474
                                                                         -------

                                                                          26,917
                                                                         -------

     Investment in Unconsolidated Subsidiary                               1,636

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $61,771                                            10,202

     Deferred Royalties                                                   10,000

     License acquisition cost - net of accumulated
       amortization of $7,247                                             26,753

     Patents - at cost - net of accumulated amortization
       of $25,923                                                         23,512

     Security Deposits                                                       405
                                                                         -------

                                                                          72,508
                                                                         -------
                                                                         $99,425
                                                                         =======

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
September 30, 2002
(Unaudited)

Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $10,650                                                 $    20,650
       Accounts payable                                                 245,888
       Due to officers and directors                                  1,093,030
       Loans from shareholders - including accrued interest
         of $19,123                                                     192,123
       Accrued expenses and other current liabilities                    28,927
                                                                    -----------

                                                                      1,580,618
                                                                    -----------

     Shareholders' (Deficit)
       Convertible Preferred Stock - par value $.00003 -
         authorized 10,000,000 shares - no shares issued and
         outstanding                                                         --
       Common Stock - par value $.00003 - authorized
         390,000,000 shares - 233,038,334 shares issued and
         outstanding                                                      6,991
       Capital in excess of par                                       5,963,508
       Accumulated (deficit)                                         (7,451,692)
                                                                    -----------

                                                                     (1,481,193)
                                                                    -----------
                                                                    $    99,425
                                                                    ===========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                          For the Nine Months Ended
                                                               September 30,
                                                       ------------------------------
                                                           2002              2001
                                                       -------------    -------------
Sales - net                                            $       5,087    $      16,559

Cost of Sales                                                    417            3,030
                                                       -------------    -------------

                                                               4,670           13,529
                                                       -------------    -------------

Research and Development Expenses                            115,130          151,460

Selling Expenses                                              23,730           28,958

General and Administrative Expenses                          381,618          460,955
                                                       -------------    -------------

                                                             520,478          641,373
                                                       -------------    -------------

(Loss) Before Other Income (Expenses)                       (515,808)        (627,844)
                                                       -------------    -------------

Other Income (Expenses)
     Write-off of discount on debt                           (34,000)         (34,000)
     Interest (expense)                                      (11,401)          (6,722)
     Write-off of deferred registration costs                     --          (25,000)
     Loss on investment in unconsolidated subsidiary            (123)            (123)
                                                       -------------    -------------

                                                             (45,524)         (65,845)
                                                       -------------    -------------

Net (Loss)                                             $    (561,332)   $    (693,689)

Basic and Diluted Net (Loss) Per Share                 $         NIL    $         NIL
                                                       =============    =============

     Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                  232,000,000      227,000,000
                                                       =============    =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                            For the Quarter Ended
                                                               September 30,
                                                       ------------------------------
                                                           2002              2001
                                                       -------------    -------------
Sales - net                                            $       1,636    $      12,329

Cost of Sales                                                    138            5,110
                                                       -------------    -------------

                                                               1,498            7,219
                                                       -------------    -------------

Research and Development Expenses                             36,580           43,807

Selling Expenses                                               6,991            8,922

General and Administrative Expenses                          122,430          152,563
                                                       -------------    -------------

                                                             166,001          205,292
                                                       -------------    -------------

(Loss) Before Other Income (Expenses)                       (164,503)        (198,073)
                                                       -------------    -------------

Other Income (Expenses)
      Interest (expense)                                      (4,306)          (2,750)
     Loss on investment in unconsolidated subsidiary             (41)             (41)
                                                       -------------    -------------

                                                              (4,347)          (2,791)
                                                       -------------    -------------

Net (Loss)                                             $    (168,850)   $    (200,864)
                                                       =============    =============

Basic and Diluted Net (Loss) Per Share                 $         NIL    $         NIL
                                                       =============    =============

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                  233,000,000      231,000,000
                                                       =============    =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)
                                                       For the Nine Months Ended
                                                             September 30,
                                                       ------------------------
                                                          2002          2001
                                                       ----------    ----------
Cash Flows from Operating Activities
   Net (loss)                                           $(561,332)   $(693,689)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                         5,682        7,944
       Amortization                                         5,772        3,999
       Warrants issued for compensation                   109,725       95,150
       Common stock issued for compensation                14,000           --
       Write-off of deferred registration costs                --       25,000
       Write-off of discount on debt                       34,000       34,000
       Accrued interest                                    11,401        6,722
       Equity in net loss of unconsolidated subsidiary        123          123

       (Increase) decrease in:
         Inventories                                          417        3,030
         Prepaid expenses                                   2,792        4,868

       Increase (decrease) in:
         Accounts payable                                  12,657        6,562
         Accrued officer compensation                     253,472      202,049
         Accrued expenses and other current liabilities     2,404       24,750
                                                        ---------    ---------
                                                         (108,887)    (279,492)


Cash Flows from Financing Activities
     Proceeds from issuance of common stock                 1,333      237,000
     Proceeds of loans from shareholders                   73,000      100,000
                                                        ---------    ---------

                                                           74,333      337,000
                                                        ---------    ---------

Net Increase (Decrease) in Cash                           (34,554)      57,508

Cash - beginning                                           35,644       38,892
                                                        ---------    ---------

Cash - end                                              $   1,090    $  96,400
                                                        =========    =========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

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

      In connection with the November 2, 2000 investment agreement with Domain Investments, Inc., the Company decided, on July 31, 2002, not to file an SB2 registration which, accordingly, terminated this agreement.

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

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

      As part of the BIG1CARD(TM), a new corporation was formed by the Company, named Wynn Technologies Inc. ("Wynn Tech"), which acquired all right, title and interest to the Wynn patent. Therefore, Wynn Technologies Inc. has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Tech is owned 65% by Quest Products Corporation and 35% by Mr. Wynn. The Company's 65% interest is subject to the resolution of certain contingencies. Accordingly, the Company is not currently consolidating this subsidiary.

      The Company also applied for additional patent claims to further enhance the BIG1CARD(TM) technology. In August 2001, Quest received an official notice from the United States Patent and Trademark Office that the Company's application to add 25 additional claims to its multi-account credit card system patent will be allowed.

      On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of Wynn Technologies, Inc.'s patented Big1Card(TM) technology. The five-year Consulting Agreement called for Mr. Hart to receive options to purchase 5 million shares of the Company's stock, which can be exercised at any time during the five-year Agreement, either on a cash or cashless basis. Two million options have been issued at $.10; 1 million options issued at $.15; 1 million options at $.20; and 1 million options at $.30. The fair value of these options is being amortized over the life of the consulting agreement. Quest, through its unconsolidated subsidiary, Wynn Technologies, Inc., owns all rights to the Big1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties are to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) project. This will include introducing the Company and assisting in completing agreements with all such organizations.

      The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of September 30, 2002, current liabilities exceed current assets by $1,553,701. Those factors, as well as the Company's inability thus far to establish a marketable product, create an uncertainty about the Company's ability to continue as a going concern. The Company has intentions of expanding and refining its marketing efforts to include other products. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of long-term debt and equity securities. The consolidated financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
September 30, 2002

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

      Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the year ending December 31, 2002. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2001.

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

      For the nine months ended September 30, 2002 and 2001, potentially dilutive securities of approximately 7,000,000 and 25,000,000 shares that related to shares issuable upon the exercise of warrants and options granted by the Company were excluded, as their effect was antidilutive.

4.    RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

      The Company received loans from Shareholders in the amount of $73,000 during the nine months ended September 30, 2002. The loans are payable on demand plus accrued interest at 10% per annum. In connection with these loans, the shareholders were issued warrants to purchase 2,000,000 shares at $.02 per share. The portion of the proceeds allocable to the warrants was accounted for as paid-in capital. The corresponding discount was written off as these loans are payable on demand.

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

                              Results of Operations
                  Nine Months Ended September 30, 2002 Compared
                     to Nine Months Ended September 30, 2001

The Company incurred a net loss of $561,332 for the nine months ended September 30, 2002 as compared to a loss of $693,689 for the nine months ended September 30, 2001.

Sales decreased by $11,472 from $16,559 in 2001 to $5,087 in 2002 as a result of a decrease in international sales. The Company`s sales continue to be primarily generated via e-commerce.

The Company sold 259 PhaseOut units in 2002 at an average price of approximately $20 per unit and 1,882 PhaseOut units in 2001 at an average price of approximately $9 per unit. The cost per unit sold was $1.61 in 2002 and 2001, respectively.

The Company's research and development expenses decreased by $36,330 from $151,460 in 2001 to $115,130 in 2002. The decrease is attributable to an approximate $23,000 decrease related to the Company's sunglass project and an approximate $13,000 decrease related to the Company's Smartcard project.

The Company's selling expenses decreased by $5,228 from $28,958 in 2001 to $23,730 in 2002. The decrease was primarily in travel and entertainment expenses.

The Company's general and administrative expenses decreased by $79,337 from $460,955 in 2001 to $381,618 in 2002. This decrease is attributable to a decrease in salaries, consulting fees and rent, net of sublease income.

Interest expense increased by $4,679 from $6,722 in 2001 to $11,401 in 2002 due to interest on additional loans from shareholders received during the first and third quarters of 2002.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis

                         Liquidity and Capital Resources

The Company has a working capital deficit at September 30, 2002 of $1,553,701 as compared to a working capital deficit at December 31, 2001 of $1,163,004. During the nine months ended September 30, 2002, the Company used $108,887 in operating activities and generated $74,333 from financing activities from loans from shareholders in the amount of $73,000 and the exercise of warrants in the amount of $1,333. The Company currently has $1,090 in cash.

The Company has historically funded its cash flow needs through the sale of equity securities in private placements. The Company has raised $1,364,700 since July of 1997 through such private placements and will attempt to raise additional cash in a similar manner to fund its ongoing operations.

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

During 2000, the Company acquired the rights to and developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of the Company's patented Big1Card(TM) technology. Quest, through its unconsolidated subsidiary, Wynn Technologies, Inc., subject to the resolution of certain contingencies, owns all rights to the Big 1Card(TM) patent, U. S. Patent No. 5,859,419. Mr. Hart's duties are to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) SmartCard project. This will include introducing the Company and assisting in completing agreements with all such organizations.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis

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

ITEM 3. CONTROLS AND PROCEDURES

The Company, under the supervision of the chief executive and chief financial officers, has conducted an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within 90 days of the filing date of this quarterly report. Based upon the results of this evaluation, the chief executive and chief financial officers believe that the Company maintains proper procedures for gathering, analyzing and disclosing all information in a timely fashion that is required to be disclosed in its Exchange Act reports. There have been no significant changes in the Company's controls subsequent to the evaluation date.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

                     Recent Sales of Unregistered Securities

During the Nine Months ended September 30, 2002, we made the following sales of unregistered securities:

                                                 Consideration Received and                               If Option, Warrant or
                                                Description of Underwriting or                            Convertible Security,
                 Type of                        Other Discounts to Market Price     Exemption from        Terms of Exercise or
Date of Sale     Security     Number Sold             Afforded to Purchasers      Registration Claimed          Conversion
------------     --------     -----------     ----------------------------------  --------------------    ----------------------

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

   8/12/02          1             700,000     Common  stock  issued  pursuant to           4(2)           Not Applicable.
                                              July    31,    2002     Consulting
                                              Agreement.  The  common  stock was
                                              issued  at  $0.02  per  share.  We
                                              received    consulting    services
                                              valued at $14,000.

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


Item 6. Exhibits and Reports on Form 8-K

        A) Exhibits

           99.1 - Certification of CEO pursuant to Section 906 of
                  Sarbanes-Oxley Act of 2002

           99.2 - Certification of CFO pursuant to Section 906 of
                  Sarbanes-Oxley Act of 2002

           99.3 - Certification of CEO pursuant to Section 302 of
                  Sarbanes-Oxley Act of 2002

           99.4 - Certification of CFO pursuant to Section 302 of
                  Sarbanes-Oxley Act of 2002

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                               QUEST PRODUCTS CORPORATION

Dated: November 11, 2002

                                               /s/  Herbert  M. Reichlin
                                               ---------------------------------
                                               Herbert M. Reichlin, President