Form 10KSB
period 2002-12-31
QUEST PRODUCTS CORP
filed 2003-04-15
CIK 824416

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

             |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

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

                                       |X|

The registrant's operating revenues for its most recent fiscal year were $8,834.

The number of shares outstanding on December 31, 2002 was 233,038,334 shares of Common Stock, .00003 par value.

Continued...

The aggregate market value of the voting Common Stock held by non-affiliates (1) of the registrant based on the average of the high and low bid prices ($.01) of the Company's Common Stock, as of December 31, 2002, is approximately $1,927,902 based upon the 192,790,235 shares of Registrant's Common Stock held by non-affiliates.

(1) "Affiliates" solely for purposes of this item refers to those persons who, during the three months preceding the filing of this Form 10-KSB were officers or directors of the Company and/or beneficial owners of 5% or more of the Company's outstanding stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      NONE

Transitional Small Business Disclosure Format: (check one) Yes |_| No |X|

                           QUEST PRODUCTS CORPORATION
                                   Form 10-KSB
                       Fiscal Year Ended December 31, 2002

                                Table of Contents

PART I                                                                      PAGE
                                                                            ----

Item 1.    Business                                                        4 - 8
Item 2.    Properties                                                          8
Item 3.    Legal Proceedings                                                   8
Item 4.    Submission of Matters to a Vote of Security Holders                 8

PART II

Item 5.    Market for Company's Common Equity and Related
           Stockholder Matters                                            9 - 11
Item 6.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                           12 - 14
Item 7.    Financial Statements                                         F1 - F18
Item 8.    Changes in or Disagreement with Accountants on Accounting
           and Financial Disclosure                                           15

PART III

Item 9.    Directors, Executive Officers, Promoters and Control
           Persons; Compliance with Section 16(a) of the Exchange Act    15 - 16
Item 10.   Executive Compensation                                        17 - 18
Item 11.   Security Ownership of Certain Beneficial Owners and
           Management                                                    18 - 19
Item 12.   Certain Relationships and Related Transactions                     19

PART IV

Item 13.   Exhibits and Reports on Form 8-K                                   20
Item 14.   Control and Procedures                                             21

Signatures                                                                    22
Supplemental Information                                                      23

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

The Company

      Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company has one wholly owned subsidiary, The ProductIncubator.com, Inc., and a majority-owned subsidiary, Wynn Technologies, Inc., through which it intends to identify and bring to the marketplace unique proprietary consumer products. The Company also continues to distribute its patented "Phase-Out" system smoking cessation device (the "PhaseOut device") both domestically and internationally.

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

      The PHASEOUT system works without the use of any drugs, chemicals or attachments. The average retail price to consumers is approximately $20 plus shipping and handling.

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

New Products:

Sunglasses

      In October 1999, the Company successfully completed development of adjustable polarized sunglasses, which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses or altering the frame. The Company will strive to begin worldwide distribution during 2004; however, that will depend upon its ability to raise the cash necessary to complete the molds and purchase materials.

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

      The Company will continue to add new technology to the patent in relating to design and function.

      In connection with the abovementioned License Agreement, in June 2000 the Company entered into a comprehensive agreement with Opsales and its President and Vice President, Sidney and Dean Friedman, to manufacture and distribute the Company's rotatable, variable polarized lenses to be used in the Company's new sunglass product, Rainbow Shades(TM).

      In January 2001, the Company made its final selection of frame designs for its sunglasses. The initial line of sunglasses consists of three separate frames created and designed in Italy. The sunglasses feature Quest's patented and revolutionary new lens system which allows the wearer to select up to three different lens colors by simply moving a slider on the frame. The slider causes the lens to rotate which, in turn, changes the lens color. With these sunglasses, there is no need to remove or replace the lens. Opsales has also agreed to introduce us to all suppliers that would be necessary for the completion of all sunglass products.

      Research and Development expenses for the sunglass product were approximately $63,000 and $89,000 in 2002 and 2001, respectively.

Big1Card(TM)

      During 2000, the Company acquired the rights to and developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). The multiple account card system is protected by United States Patent No. 5,859,419, which was obtained by the system's inventor, Sol H. Wynn. As part of the BIG1CARD(TM), the Company formed a new corporation in March 2000 named Wynn Technologies Inc. ("Wynn Tech"), which has now acquired all right, title and interest to the Wynn patent. Therefore, Wynn Technologies Inc. now has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Tech is owned 65% by Quest Products Corporation and 35% by Mr. Wynn. The Company's 65% interest is subject to the resolution of certain contingencies. Accordingly, the Company is not currently consolidating this subsidiary.

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

      During 2001 and 2002, Quest received official notices from the United States Patent and Trademark Office that the Company's applications to add 28 additional claims to its multi-account credit card system patent will be allowed. In light of this favorable action of the Patent Office on the Company's applications, the original 7 patent claims will be enlarged to a total of 35 claims.

      Research and Development expenses for the Big1Card(TM) were approximately $90,000 and $109,000 in 2002 and 2001 respectively.

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

                                                Bid Price
                                                ---------
Period                                          High                Low
------                                          ----                ---

Quarter Ended March 31, 2001                    .153               .040
Quarter Ended June 30, 2001                     .115               .030
Quarter Ended September 30, 2001                .050               .030
Quarter Ended December 31, 2001                 .050               .030

Quarter Ended March 31, 2002                    .080               .020
Quarter Ended June 30, 2002                     .060               .020
Quarter Ended September 30, 2002                .020               .010
Quarter Ended December 31, 2002                 .010               .010

(b) Holders -- As of December 31, 2002, the approximate number of the Company's shareholders was 7,200.

c) Dividends -- The Company has not paid or declared any dividends upon its Common Stock since its inception and, by reason of its present financial status and its contemplated financial requirements, does not contemplate or anticipate paying any dividends upon its Common Stock in the foreseeable future.

                     Recent Sales of Unregistered Securities

During the year ended December 31, 2002, we made the following sales of unregistered securities:

                                               Consideration Received and                             If Option, Warrant
                                              Description of Underwriting                               or Convertible
                                                 or Other Discounts to           Exemption from       Security, Terms of
    Date of       Type of       Number          Market Price Afforded to           Registration           Exercise or
     Sale        Security       Sold                   Purchasers                    Claimed              Conversion
     ----        --------       ----                   ----------                    -------              ----------
   3/14/02          2         3,500,000     Warrants issued to Directors in            4(2)           Exercisable through
                                            connection with Board services. No                        February 28, 2005 at
                                            cash consideration received until                         an exercise price of
                                            exercise.                                                 $.143 per share.

   3/14/02          2         3,500,000     Warrants issued to Directors in            4(2)           Exercisable through
                                            connection with Board services. No                        February 28, 2006 at
                                            cash consideration received until                         an exercise price of
                                            exercise.                                                 $.09 per share.

   3/14/02          2         3,500,000     Warrants issued to Directors in            4(2)
                                            connection with Board services.                           Exercisable through
                                            No cash consideration received                            February 28, 2007 at
                                            until exercise.                                           an exercise price of
                                                                                                      $.03 per share.

   3/15/02          2         2,000,000     Warrants issued in connection              4(2)
                                            with private placement. No cash                           Exercisable through
                                            consideration received until                              March 15, 2005 at an
                                            exercise.                                                 exercise price of
                                                                                                      $.02 per share.

   4/2/02           1           133,333     Common Stock issued pursuant to            4(2)           Not Applicable
                                            conversion of Warrants issued
                                            February 15, 1999. The Common
                                            Stock was issued at $0.01 per
                                            share. We received proceeds of
                                            $1,333.

  8/12/02           1           700,000     Common Stock issued pursuant to            4(2)           Not Applicable
                                            July 31, 2002 Consulting
                                            Agreement. The common stock was
                                            issued at $0.02 per share. We
                                            received consulting services
                                            valued at $14,000.

 11/11/02           2        15,000,000     Warrants issued to Directors in            4(2)           Exercisable through
                                            connection with Board Services.                           December 1, 2005 at
                                            No cash consideration received                            an exercise price of
                                            until exercise.                                           $.03 per share.

(1)   Common Stock

(2)   Warrants

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

      The Company incurred a net loss of $846,171 and $898,013 for the years ended December 31, 2002 and 2001 respectively.

      Sales decreased by $13,289 from $22,123 in 2001 to $8,834 in 2002 as a result of a decrease in international sales. The Company's sales continue to be primarily generated via e-commerce.

      The Company sold 358 units in 2002 at an average price of approximately $20 per unit plus shipping and handling and 2,016 PhaseOut units in 2001 at an average price of approximately $10 per unit plus shipping and handling. The average cost per unit sold in 2002 and 2001 remained $1.61.

      Research and development expenses incurred by the Company decreased by $45,871 from $198,607 in 2001 to $152,736 in 2002. This decrease is primarily attributable to an approximately $27,000 decrease in product development costs as it relates to the Company's sunglass product, and an approximately $19,000 decrease in expenses related to the Company's SmartCard product.

      Selling expenses incurred by the Company decreased by $6,671 from $39,551 in 2001 to $32,880 in 2002. This decrease is primarily due to a decrease in travel-related expenses.

      General and administrative expenses incurred by the Company decreased by $62,119 from $608,944 in 2001 to $546,825 in 2002. This decrease is attributable to a decrease in salaries, consulting fees and rent, net of sublease income.

      Interest expense increased by $6,620 from $9,472 in 2001 to $16,092 in 2002 due to interest on loans from shareholders received during 2002.

      During 2002, the Company wrote down excess inventory of $23,570 and considered the PhaseOut patent to be impaired by $12,349. In addition, the Company considered the assets related to the sunglass project to be impaired by $35,097.

Liquidity and Capital Resources

      Cash of $115,830 was used for operations for 2002 as compared to $340,248 used in 2001. Cash decreased during the year by $34,497.

      The Company's working capital deficiency increased primarily due to accrued officers compensation and loans from shareholders. Working capital and current ratios were:

                             December 31,             December 31,
                                 2002                     2001
                                 ----                     ----
Working capital
(deficiency)                 $(1,745,420)             $(1,163,004)
Current ratios                 0.002:1                   0.05:1

      In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. Through December 31, 2002, the Company received $1,151,700 of financing under the same terms offered to the Directors and Officers. There is no assurance that the Company will be able to obtain additional financing.

      In October 1999, the Company successfully completed development of adjustable polarized sunglasses which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses or altering the frame. Cash paid for further research and development expenditures related to the sunglass project is not expected to exceed $50,000 during 2003.

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

      The Company believes the issuance of the enhanced patent on the Big1Card will give it the ability to raise additional funds through revenue, debt or equity financing, which, in turn will enable it to expand and refine its marketing efforts to improve the efficiency of these efforts and to increase revenues for its other products.

      In January and June 2001, the Company filed a reissue application to significantly broaden its patent rights for its multi-account credit card system. During 2001 and 2002, the Company received official notices from the United States Patent and Trademark Office that the Company's applications to add 28 additional claims to its multi-account credit card system patent will be allowed. In light of these favorable actions of the Patent Office on the Company's applications, the original 7 patent claims will be enlarged to a total of 35 claims. The Company's management believes the Patent Office action allowing these additional 28 claims significantly broadens and strengthens the Company's patent and materially increases its value in the marketplace. The new claims allowed by the Patent Office, when combined with the original claims, make it extremely unlikely that a competitor will be able to design around or otherwise circumvent the Company's patent in launching a smart card multi-account credit card system and best insures that no one else in the United States will be able to commercialize a multi-account credit card system without obtaining license rights from the Company. The Company's patent which has a 1995 priority date is, to their knowledge, the only U.S. patent which covers a multi-account credit card system employing a processing chip and on-board memory. In addition, Quest Products Corporation is in the process of contacting corporations in order to apply the Company's patented multi-account credit card system to the myriad of security issues facing Government and industry. Cash paid for further research and development expenditures related to the Big1Card(TM) smart card project in 2003 is not expected to exceed $25,000.

Item 7. Financial Statements

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                Table of Contents

                                                                           Page

Independent Auditors' Report                                                F-1

Consolidated Financial Statements

     Consolidated Balance Sheet                                       F-2 - F-3
         December 31, 2002

     Consolidated Statements of Operations
         For the Years Ended December 31, 2002 and 2001               F-4 - F-5

     Consolidated Statements of Changes in Shareholders' (Deficit)
         For the Years Ended December 31, 2002 and 2001                     F-6

     Consolidated Statements of Cash Flows
         For the Years Ended December 31, 2002 and 2001               F-7 - F-8

Notes to Consolidated Financial Statements                           F-9 - F-18

                          Independent Auditors' Report

To the Board of Directors and Shareholders
Quest Products Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Quest Products Corporation and Subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' (deficit), and cash flows for the years ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Quest Products Corporation and Subsidiaries as of December 31, 2002 and the results of its operations and its cash flows for the years ended December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of December 31, 2002 current liabilities exceed current assets by $1,745,420. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RAICH ENDE MALTER & CO. LLP
East Meadow, New York
April 11, 2003


                                     - F1 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2002

Assets
     Current Assets
       Cash                                                              $ 1,147

       Inventory                                                           1,624

       Prepaid expenses                                                      474
                                                                         -------

                                                                           3,245
                                                                         -------

     Investment in Unconsolidated Subsidiary                               1,595

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $63,665                                             8,308

     License  - net of accumulated amortization of
       $7,903                                                              1,000

     Patents - net of accumulated amortization of
       $27,086                                                            10,000

     Security Deposits                                                       405
                                                                         -------

                                                                          21,308
                                                                         -------

                                                                         $24,553
                                                                         =======

See notes to consolidated financial statements.


                                     - F2 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
December 31, 2002

Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $10,900                                                              $    20,900
       Accounts payable                                                              270,167
       Due to Officers and Directors                                               1,176,580
       Loans from shareholders-including accrued interest
         of $23,564                                                                  203,564
       Accrued expenses and other current liabilities                                 77,454
                                                                                 -----------

                                                                                   1,748,665
                                                                                 -----------

     Deferred Rent Payable                                                             5,345

     Commitments and Contingencies

     Shareholders' (Deficit)
       Convertible Preferred Stock - par value $.00003 -
         authorized 10,000,000 shares - no shares issued and
         outstanding                                                                      --
       Common Stock - par value $.00003 - authorized
         390,000,000 shares - 233,038,334 shares issued and
         outstanding                                                                   6,991
       Capital in excess of par                                                    6,000,083
       Accumulated (deficit)                                                      (7,736,531)
                                                                                 -----------

                                                                                  (1,729,457)
                                                                                 -----------

                                                                                 $    24,553
                                                                                 ===========

See notes to consolidated financial statements.


                                     - F3 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations                                Page 1 of 2

                                                           For the Years Ended
                                                              December 31,
                                                            2002         2001
                                                         ---------    ---------

Sales - net                                              $   8,834    $  22,123

Cost of Sales                                                1,292        4,398
                                                         ---------    ---------

                                                             7,542       17,725
                                                         ---------    ---------

Research and Development Expenses                          152,736      198,607

Selling Expenses                                            32,880       39,551

General and Administrative Expenses                        546,825      608,944
                                                         ---------    ---------

                                                           732,441      847,102
                                                         ---------    ---------

(Loss) Before Other Income (Expenses)                     (724,899)    (829,377)
                                                         ---------    ---------

Other Income (Expenses)
     Write-down of excess inventory                        (23,570)          --
     Impairment of patent cost                             (12,349)          --
     Impairment of other assets                            (35,097)          --
     Write-off of deferred registration costs                   --      (25,000)
     Write-off of discount on debt                         (34,000)     (34,000)
     Interest (expense)                                    (16,092)      (9,472)
     Loss on investment in unconsolidated subsidiary          (164)        (164)
                                                         ---------    ---------

                                                          (121,272)     (68,636)
                                                         ---------    ---------

Net (Loss)                                               $(846,171)   $(898,013)
                                                         =========    =========

See notes to consolidated financial statements.


                                     - F4 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations                                Page 2 of 2

Net (Loss) per Share:
     Basic and Diluted:
                                                               -0-           -0-
                                                      ===========   ===========

Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)               232,000,000   228,000,000
                                                      ===========   ===========

See notes to consolidated financial statements.


                                     - F5 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Shareholders' (Deficit)

For the Years Ended December 31, 2002 and 2001

                                                 Number of
                                                Common Stock      Amount      Capital in
                                                   Shares         $.00003      Excess of       Accumulated
                                                (Post-Split)     Par Value     Par Value        (Deficit)            Total
                                                ----------------------------------------------------------------------------
 Balance - December 31, 2000                     223,005,001        6,690       5,397,026       (5,992,347)         (588,631)

      Proceeds from exercise of warrants           8,200,000          246         236,754               --           237,000
      Warrants issued in settlement of debt               --           --          34,000               --            34,000
      Compensation due to warrants                        --           --         131,725               --           131,725

Net (loss)                                                --           --              --         (898,013)         (898,013)
                                                 -----------      -------      ----------      -----------       -----------

Balance - December 31, 2001                      231,205,001      $ 6,936      $5,799,505      $(6,890,360)      $(1,083,919)

   Proceeds from exercise of warrants                133,333            4           1,329                              1,333
   Warrants issued for services                           --           --         146,300                            146,300
   Warrants issued in settlement of debt                               --          34,000                             34,000
   Stock issued for services                         700,000           21          13,979                             14,000
   Warrants converted to common stock              1,000,000           30           4,970                              5,000

   Net (loss)                                             --           --              --         (846,171)         (846,171)

Balance - December 31, 2002                      233,038,334      $ 6,991      $6,000,083      $(7,736,531)      $ 1,729,457)
                                                 ===========      =======      ==========      ===========       ===========

See notes to consolidated financial statements.


                                     - F6 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows                                Page 1 of 2

                                                          For the Years Ended
                                                          -------------------
                                                              December 31,
                                                           2002            2001
                                                        -------------------------
Cash Flows from Operating Activities
   Net (loss)                                           $(846,171)      $(898,013)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                         7,576          10,592
       Amortization                                         7,591           5,720
       Warrants issued for compensation                   146,300         131,725
       Common stock issued for compensation                14,000              --
       Write-down of excess inventory                      23,570              --
       Impairment of patent costs                          12,349              --
       Impairment of other assets                          35,097              --
       Write-off of deferred registration costs                --          25,000
       Write-off of discount on debt                       34,000          34,000
       Accrued interest                                    16,092           9,472
       Equity in net loss of subsidiary                       164             164

       (Increase) decrease in:
         Inventories                                          576           3,246
         Prepaid expenses                                   2,792          12,069
         Deferred rent payable                              5,345

       Increase (decrease) in:
         Accounts payable                                  36,936           9,663
         Accrued officer compensation                     337,022         291,114
         Accrued expenses                                  50,931          25,000
                                                        ---------       ---------

                                                         (115,830)       (340,248)
                                                        ---------       ---------

Cash Flows from Financing Activities
     Proceeds from issuance of common stock                 1,333              --
     Proceeds from exercise of warrants                        --         237,000
     Proceeds on loans from shareholders                   80,000         100,000
                                                        ---------       ---------

                                                           81,333         337,000
                                                        ---------       ---------

See notes to consolidated financial statements.


                                     - F7 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

Consolidated Statements of Cash Flows                                Page 2 of 2

                                                           For the Years Ended
                                                           -------------------
                                                               December 31
                                                               -----------
                                                           2002            2001
                                                         -----------------------
Net Decrease in Cash                                     $(34,497)      $ (3,248)

Cash - beginning                                           35,644         38,892
                                                         --------       --------

Cash - end                                               $  1,147       $ 35,644
                                                         ========       ========

Supplemental Disclosures
     Non-cash Investing and Financing Transactions:

         Warrants issued to acquire assets               $  5,000       $     --
                                                         --------       --------

See notes to consolidated financial statements.


                                     - F8 -

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Notes to Consolidated Financial Statements

December 31, 2002

1 - The Company

      Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company has one wholly owned subsidiary, The ProductIncubator.com, Inc and a majority-owned subsidiary, Wynn Technologies, Inc., through which it intends to identify and bring to the marketplace unique proprietary products. Rainbow Shades, Inc., also a wholly - owned subsidiary, was dissolved during 2002. The Company continues to distribute its patented "Phase-Out" system smoking cessation device (the "PhaseOut device") both domestically and internationally.

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


                                     - F9 -

      e. Long-lived Assets Including Goodwill and Other Acquired Intangible Assets - The Company's policy is to review furniture and equipment and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. A review for impairment includes comparing the carrying value of an asset to an estimate of the undiscounted net future cash inflows over the life of the asset. An asset is considered impaired when the carrying value exceeds the calculation of the undiscounted net future cash inflows or fair market value. An impairment loss is defined as the amount of the excess of the carrying value over the fair market value of the asset.

            The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets, in the first quarter of 2002. SFAS No. 142 requires that goodwill and intangible assets with indefinite lives no longer be amortized, but instead be tested for impairment at least annually or sooner whenever events or changes in circumstances indicate that they may be impaired. SFAS No. 142 also requires that intangible assets with definite lives be amortized over their estimated useful lives and reviewed for impairment. The review for impairment is done in accordance with SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.

            On November 11, 2002 the Board of Directors decided that, until the Company begins to generate revenue from other sources, not to put additional marketing effort into both the PhaseOut and the sunglass projects. As such, the Company has determined that the value of the PhaseOut patent, the deferred royalties and the License related to the sunglass project were impaired and were written down to their fair values based on the future cash flows expected from the PhaseOut device and the estimated fair value of the License.

            The estimated amortization expense for the PhaseOut patent is $5,000 per year for 2003 and 2004.

      f.    Stock-Based Compensation:

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


                                     - F10 -

      g. Basic and Diluted Earnings (Loss) per Share - Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants. For 2002 and 2001, potentially dilutive securities that related to shares issuable upon the exercise of stock options granted by the Company totaling 3,550,000 and 11,461,458 respectively were excluded, as their effect was antidilutive. See Note 8.

      h. Advertising - The Company expenses the cost of advertising as incurred. Advertising expense was approximately $2,000 in both 2002 and 2001.

      i. Revenue Recognition - The Company's customers include end users, retailers and distributors. Revenue, less reserves for returns, is recognized upon shipment to the customer.

      j. Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      k. Shipping and Handling Fees and Costs - The Company includes shipping and handling fees billed to customers in net sales. Shipping and handling costs associated with both inbound and outbound freight are included in cost of sales.

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

      The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of December 31, 2002, current liabilities exceeded current assets by $1,745,420. Those factors create an uncertainty about the Company's ability to continue as a going concern.

      The Company believes the issuance of the enhanced patent on the Big1Card will give it the ability to raise additional funds through revenue, debt or equity financing, which, in turn will enable it to expand and refine its marketing efforts to improve the efficiency of these efforts and to increase revenues for its other products.

      The financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.


                                     - F11 -

4 - Sunglass Product Agreements

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

      As stated in Note 1e above, the Company has determined that the value of the deferred royalties and the License related to the sunglass project were impaired and were written down to their fair values based on the estimated fair value of the License.

      Consulting and Representation Agreement -- In June 2000 the Company entered into a comprehensive agreement with Opsales and its President and Vice President, Sidney and Dean Friedman, to manufacture and distribute the Company's rotatable, variable polarized lenses to be used in the Company's new sunglass product. Under this Agreement, Opsales and its President and Vice President will provide consultation and expertise in the developing, manufacturing and distributing of its sunglass product in the United States and abroad.

      In exchange, the Company paid a one-time fee of $2,500 each to Sidney and Dean Friedman in June 2000 and paid $1,000 per month each through January 2002. The Company also issued options to purchase 1,000,000 shares each of the Company's stock at $.09 per share expiring June 30, 2003. The Company is recognizing compensation for the fair value of these options over the term of the agreement.

5 - BIG1CARD(TM) Agreements

      Wynn Technologies Inc. During 2000, the Company developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). The multiple account card system is protected by United States Patent No. 5,859,419, which was obtained by the system's inventor, Sol H. Wynn ("Wynn"). As part of the BIG1CARD(TM), a new corporation formed by the Company, named Wynn Technologies Inc. ("Wynn Tech"), has now acquired all right, title and interest to the Wynn patent. Therefore, Wynn Tech has the exclusive rights in the United States to


                                     - F12 -
      make, use, offer and sell this new multi-account card system. Wynn Tech is owned 65% by Quest Products Corporation and 35% by Wynn. The Company's 65% interest is subject to the resolution of certain contingencies. Accordingly, the Company is not currently consolidating this subsidiary. The Company also applied for additional patents to further enhance BIG1CARD(TM) technology.

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

      Following are condensed unaudited financial data of Wynn Technologies,
      Inc.:

      As of December 31, 2001
      Patent, net of accumulated amortization of $252             $ 2,748
                                                                  -------
      Shareholders' Equity                                        $ 2,748
                                                                  -------

      For the Year ended December 31, 2001
      Net Loss                                                    $  (164)
                                                                  -------

      As of December 31, 2002
      Patent, net of accumulated amortization of $416             $ 2,584
                                                                  -------
      Shareholders' Equity                                        $ 2,584
                                                                  -------

      For the Year ended December 31, 2002
      Net Loss                                                    $  (164)
                                                                  -------


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

6 - Domain Investments Inc. Equity Financing Agreement

      In connection with the November 2, 2000 investment agreement with Domain Investments, Inc., the Company decided, on July 31, 2002, not to file an SB2 registration, which accordingly, terminated this agreement.

7 - Tribe Communications, Inc. Consulting Agreement

      On July 31, 2002, the Company entered into a six-month consulting agreement with Tribe Communications, Inc., an investment banking firm specializing in web casting, exposure, corporate consulting and finance. Tribe was to provide guidance and assistance in raising awareness, educating potential investors, retail support and capital formation. The Company issued 700,000 shares to Tribe upon the execution of this agreement. Additional compensation is dependent upon Tribe's assistance in raising capital for the Company. Such compensation could aggregate $125,000 in stock or cash, plus 5% of the total investment received by the Company. The consulting agreement expired on January 31, 2003.

8 - Warrants and Convertible Debentures

      The pro forma information required by SFAS 123 regarding net income and earnings per share has been presented as if the Company had accounted for its warrants under the fair value method. The fair value of each warrant is estimated on the date of the warrant grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                       2002          2001
                                                     -------        -------
      Assumptions:
         Expected life of warrants                   4 years        5 years
         Risk free interest rate                        5.0%           6.0%
         Volatility of stock                            186%           188%
         Expected dividend yield                         --             --


                                     - F14 -

      The weighted average grant date fair value of the warrants granted to employees and board members during 2002 and 2001 was $884,733 and $0, respectively. Had the fair value of the warrants been amortized to expense over the related service period, the pro forma impact on earnings of the stock-based compensation for the warrants under the provision would have been as follows:

                                               2002               2001
                                           -----------          ---------
      Net (Loss):
         As reported                       $  (846,171)         $(898,013)
         Pro forma                         $(1,146,127)         $(925,013)

      Earnings Per Share:
         As reported                       $        -0-         $      -0-
         Pro forma                         $      (.01)         $    (.01)

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

                                                                Weighted Average
                                                    Warrants     Exercise Price
                                                  ------------------------------
      Balance - December 31, 2000                  78,727,284         0.04
          Granted                                   5,500,000         0.16
          Exercised                                (8,200,000)        0.03
          Expired                                  (1,500,000)        0.06
                                                  -----------

        Balance - December 31, 2001                74,527,284         0.05
          Granted                                  28,500,000         0.05
          Exercised                                (1,633,333)        0.04
          Expired                                 (15,500,000)        0.03
                                                  -----------

        Balance - December 31, 2002                85,893,951         0.06
                                                  ===========


                                     - F15 -

The following table summarizes information for warrants currently outstanding and exercisable at December 31, 2002:

                                                     Warrants Outstanding
                              ------------------------------------------------------------------
             Range of                                  Weighted Average         Weighted Average
              Prices              Number                Remaining Life           Exercise Price
           -----------        ------------------------------------------------------------------
         $   0.01 -.0.03            8,916,667              1 year                    0.02
             0.03 -.0.04           19,500,000              3 years                   0.03
             0.05 - 0.09           48,977,284              2 years                   0.05
             0.10 - above           8,500,000              3 years                   0.16
                                  -----------
         $   0.01 - 0.09           85,893,951              2 years                   0.06
                                  ===========

      b. 1992 Convertible Debentures - In 1992, the Company initiated a series of private placement offerings of two and three-year Subordinated Convertible Debentures with an annual interest rate of 10% and with variable conversion rates (ranging from $.05 to $.10 per share). These offerings raised a total of $117,500. The Company is in default on interest payments and is in violation of covenants. Of the original $117,500 raised, $107,500 has been paid back or converted into stock. As of December 31, 2002, $10,000 of principal and $10,900 of interest remain unpaid or unconverted on these debentures.

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

            During 2002, the Company received loans from Shareholders in the amount of $80,000. The loans are payable on demand plus accrued interest at 10% per annum. In connection with these loans, the shareholders were issued warrants to purchase 2,000,000 shares at $.02 per share. The portion of the proceeds allocable to the warrants was accounted for as paid-in capital. The corresponding discount was written off as these loans are payable on demand.


                                     - F16 -

            Officer's and Director's Compensation - During 1996, an investor group brought in by Herbert M. Reichlin and Burton A. Goldstein ("the two individuals") acquired an 18% ownership interest for $500,000. The two individuals were awarded seats on the Board of Directors and officers positions. In addition, the two individuals each received 9,778,975 warrant shares. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued warrants to purchase 7,500,000 shares each at an exercise price of $.03 per share. During 2000, these two individuals each agreed to receive 10,000,000 shares of stock in lieu of $400,000 in accrued salaries. As of December 31, 2002, the two individuals were owed $593,154 and $563,852 respectively in accrued salaries and expenses. After their employment contracts expired, the individuals are continuing to be compensated on the same terms.

      b. Director's Loans - As of December 31, 2002, a group of Directors has made loans to the Company totaling $17,200, payable on demand without interest.

      c. Legal Fees - The Company utilizes the services of a law firm where Director is a partner. Fees incurred for 2002 and 2001 were $3,777 and $32,193 respectively. At December 31, 2002, $120,113 remains in accounts payable.

10 - Income Taxes

      The Company has available net operating loss carryforwards of approximately $8,598,000, which expire in 2003 until 2015. Deferred income taxes reflect the net tax effects of net operating loss carryforwards and result in deferred tax assets of approximately $2,923,000 and $2,637,000 at December 31, 2002 and 2001, respectively, which were fully offset by valuation allowances due to uncertainties surrounding the ultimate realization of these assets.


                                     - F17 -

11 - Lease Commitments

      The Company is obligated under a lease for office space through November 2006. Rental expense was $74,018 and $64,483 for 2002 and 2001, respectively. The remaining future minimum lease payments required under this lease are as follows:

                              2003                70,887
                              2004                73,455
                              2005                76,125
                              2006                72,108

      As required by FAS 13, the rent expense under this lease is recognized on a straight line basis and therefore has given rise to a deferred rent liability of $5,345 as of December 31, 2002.

      The Company is subletting a portion of their office from March 2002 through June 2003.For the period of March 2002 through September 2002 the Company received $3,000 per month or $12,000. For the period October 2002 through June 2003 the Company is receiving $4,500 per month or $40,500.


                                     - F18 -

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

                                      NONE

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16 (a) of the Exchange Act.

      The following table sets forth certain information concerning the directors and executive officers of the Company:

Name                              Age              Position(s) with the Company
----                              ---              ----------------------------
Burton A. Goldstein               67             Chairman of the Board of Directors
                                                 Secretary, Chief Executive Officer

Herbert M. Reichlin               61                          President, Treasurer,
                                                  Chief Operating Officer, Director

Richard Bruno                     57                                       Director

Alfred Fabricant                  49                                       Director

Thomas Kirch                      58                                       Director

Angelo J. Vassallo                57                                       Director

Milton J. Walters                 58                                       Director

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

      A summary of the business experience of each officer and director of the Company is as follows:

      BURTON A. GOLDSTEIN has been Chairman of the Board of Directors of the Company since March 10, 1997 and became its Secretary in December 1997. Mr. Goldstein is a chartered Life Underwriter and active in estate preservation for business owners and wealthy individuals.

      HERBERT M. REICHLIN has been a Director and Treasurer of the Company since July 30, 1996 and became its President in December 1997. Mr. Reichlin is a practicing Certified Public Accountant.

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

      ALFRED FABRICANT has been a Director since October 7, 1997. Mr. Fabricant is the founding partner of the New York law firm of Fabricant & Yeskoo LLP and is currently the Managing Partner of the law firm of Ostrolenk, Faber, Gerb & Sofken. Mr. Fabricant was educated at the University of Miami (1975) and at the John Marshall Law School (1978).

      ANGELO J. VASSALLO has been a Director since October 22, 1999. Mr. Vassallo has 30 years of marketing and sales experience at Seagrams, and he is presently the Vice President for Sales at Pernod-Ricard-USA.

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

Item 10. Executive Compensation

      The following table sets forth the annual long-term compensation for the Company's Chief Executive Officer, and the only other executive officer during the Company's last three fiscal years:

                                             Summary Compensation Table

                                                           Annual                 Long-Term           All Other
                                                        Compensation            Compensation         Compensation
                                                                                 Securities
                                                                                 Underlying
Name and Principal Positions                Year           Salary               Warrants (#)
-------------------------------------------------------------------------------------------------------------------
Burton A. Goldstein                         2002          $   150,000                      --        $    11,396
(Chief Executive Officer)                   2001          $   150,000                      --             17,204
                                            2000          $   150,000                      --             44,546

Herbert M. Reichlin                         2002          $   150,000                      --        $    20,626
(President and Chief                        2001          $   150,000                      --             20,056
  Operating Officer)                        2000          $   150,000                      --             52,593

Warrant Grants in Last Fiscal Year

      The following table sets forth certain information concerning warrants granted during 2001 to the named executives:

                                                  Individual Grants

                                     Number of           % of Total            Exercise
                                    Securities         Warrants Granted        or Base
                                    Underlying         to Employees in           Price                 Expiration
Name                             Warrants Granted        Fiscal Year           ($/share)                  Date
-------------------------------------------------------------------------------------------------------------------
Burton A. Goldstein                   500,000                 2%                  $.143                   2/28/05
                                      500,000                 2%                  $.09                    2/28/06
                                      500,000                 2%                  $.03                    2/28/07
                                    7,500,000                27%                  $.03                   12/01/05

Herbert M. Reichlin                   500,000                 2%                  $.143                   2/28/05
                                      500,000                 2%                  $.09                    2/28/06
                                      500,000                 2%                  $.03                    2/28/07
                                    7,500,000                27%                  $.03                   12/01/05

      Aggregated Warrant Exercises in Last Fiscal Year and Fiscal Year-End Warrant Values

      The following table summarizes warrants exercised during 2002 and presents the value of unexercised warrants held by the named executives at fiscal year-end:

                                                                               Number of
                                                                               Securities
                                                                               Underlying        Value of
                                      Shares                                   Unexercised      Unexercised
                                     Acquired                                  Warrants at     In-the-Money
                                        on                   Value             Fiscal Year-     Warrants at
                                     Exercise              Realized            End (#) All      Fiscal Year-
Name                                    (#)                   ($)              Exercisable        End ($)
-------------------------------------------------------------------------------------------------------------------
Burton A. Goldstein                      0                     0                27,438,642           -0-

Herbert M. Reichlin                      0                     0                27,438,642           -0-

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

                                                            Shares of Common Beneficially Owned
                                                            -----------------------------------

Name and Address                                                     Shares Acquirable
Of Beneficial Owner                         Shares Owned             Within 60 Days (1)           Percent Owned
-------------------                         ------------             ------------------           -------------
Burton A. Goldstein                          15,383,333                  27,438,642                    16.4%
6900 Jericho Turnpike
Syosset, New York 11791

Herbert M. Reichlin                          15,383,333                  27,438,642                    16.4%
6900 Jericho Turnpike
Syosset, New York 11791

Richard Bruno                                 1,250,000                   2,750,000                     1.7%
6900 Jericho Turnpike
Syosset, New York 11791

Alfred Fabricant                             4,981,434                       2,750,000                     3.3%
6900 Jericho Turnpike
Syosset, New York 11791

Thomas Kirch                                   500,000                       1,750,000                     1.0%
6900 Jericho Turnpike
Syosset, New York 11791

Angelo J. Vassallo                           1,000,000                       1,750,000                     1.2%
6900 Jericho Turnpike
Syosset, New York 11791

Milton J. Walters                            1,750,000                       4,250,000                     2.5%
                                          ------------                    ------------
6900 Jericho Turnpike
Syosset, New York 11791                     40,248,100                      68,127,284
                                          ------------                    ------------

All Directors and Officers and Beneficial Owners                           108,375,384                    36.0%
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

Item 12. Certain Relationships and Related Transactions

      a. Loans from Shareholders - The Company received loans from Shareholders in the amount of $80,000 during the year ended December 31, 2002. The loans are payable on demand plus accrued interest at 10% per annum. In connection with these loans, the shareholders were issued warrants and options to purchase 2,000,000 shares at $.02 per share. The portion of the proceeds allocable to the warrants was accounted for as paid-in capital. The corresponding discount was written off as these loans are payable on demand.

      b. Officer's and Director's Compensation - During 1996, an investor group brought in by Herbert M. Reichlin and Burton A. Goldstein ("the two individuals") acquired an 18% ownership interest for $500,000. The two individuals were awarded seats on the Board of Directors and officers positions. In addition, the two individuals each received 9,778,975 warrant shares. In December 1997, the Company entered into employment contracts with each of these two individuals for $150,000 per year for five years from December 1997 through November 2002 and issued warrants to purchase 7,500,000 shares each at an exercise price of $.03 per share. As of December 31, 1998, the investor group owned 28,064,340 shares and the two individuals had warrants to purchase 31,877,284 shares. During 2000, these two individuals each agreed to receive 10,000,000 shares of stock in lieu of $400,000 in accrued salaries. As of December 31, 2002, the two individuals were owed $593,154 and $563,852 respectively in accrued salaries and expenses.

      c. A group of Directors loaned the Company $5,000, $6,800 and $5,400 in 2002, 2001 and 2000 respectively, payable on demand without interest.

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

Item 14. Control and Procedures

      a. Evaluation of Disclosure Controls and Procedures - Within the 90 days prior to the date of this report, Quest Products Corporation ("the Company") carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Operating Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, Company's Chief Executive Officer and Chief Operating Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting the Company to material information required to be included in the Company's periodic SEC filings relating to the Company (including its consolidated subsidiaries).

      b. Changes in Internal Controls - There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of our most recent evaluation.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           QUEST PRODUCTS CORPORATION


Dated: April 11, 2003                      By: /s/: Herbert M. Reichlin
                                               -----------------------
                                               Herbert M. Reichlin, President

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      SIGNATURES AND TITLE                                 DATE
      --------------------                                 ----

/s/ Burton A. Goldstein                               April 11, 2003
---------------------------------------
Burton A. Goldstein
Chairman of the Board of Directors
Secretary, Chief Executive Officer

/s/ Herbert M. Reichlin                               April 11, 2003
---------------------------------------
Herbert M. Reichlin
President, Treasurer, Chief
Operating Officer, Director

/s/ Richard A. Bruno                                  April 11, 2003
---------------------------------------
Richard A. Bruno
Director

/s/ Alfred Fabricant                                  April 11, 2003
---------------------------------------
Alfred Fabricant
Director

/s/ Thomas E. Kirch                                   April 11, 2003
---------------------------------------
Thomas E. Kirch
Director

/s/ Angelo J. Vassallo                                April 11, 2003
---------------------------------------
Angelo J. Vassallo
Director

/s/ Milton J. Walters                                 April 11, 2003
---------------------------------------
Milton J. Walters
Director

                            SUPPLEMENTAL INFORMATION

      Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered Pursuant to
Section 12 of the Act.

                                      NONE