Form 10QSB
period 2003-03-31
QUEST PRODUCTS CORP
filed 2003-05-13
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

            |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended March 31, 2003

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

      YES |X|           NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

          Class                              Outstanding at March 31, 2003
-----------------------                      -----------------------------
Common Stock, par value                                 233,038,334
$.00003 per share

                   QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----
Item 1   Consolidated Financial Statements

         Report of Independent Accountants                                    3

         Consolidated Balance Sheet (unaudited)                           4 - 5

         Consolidated Statements of Operations (unaudited)                    6

         Consolidated Statements of Cash Flows (unaudited)                    7

         Notes to Consolidated Financial Statements                      8 - 11

Item 2   Management's Discussion and Analysis                           12 - 14

Item 3   Controls and Procedures                                             14

                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                   14

Item 2   Changes in Securities                                               15

Item 3   Defaults upon Senior Securities                                     15

Item 4   Submission of Matters to a Vote of Security Holders                 15

Item 5   Other Information                                                   15

Item 6   Exhibits and Reports on Form 8-K                                    16

Signatures                                                                   16

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Quest Products Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Quest Products Corporation and Subsidiaries as of March 31, 2003 and the related consolidated statements of operations and cash flows for the three months ended March 31, 2003 and 2002 as set forth in the accompanying unaudited consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of March 31, 2003, current liabilities exceed current assets by $1,868,284. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RAICH ENDE MALTER & CO. LLP
East Meadow, New York
May 9, 2003

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

March 31, 2003

(Unaudited)

Assets
     Current Assets
       Cash                                                           $    2,197
       Inventory                                                           1,084
       Prepaid expenses                                                      201
                                                                      ----------

                                                                           3,482
                                                                      ----------

     Investment in Unconsolidated Subsidiary                               1,554

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $64,726                                             7,247

     License - at estimated fair value                                     1,000

     Patents - at cost - net of accumulated amortization
       of $1,250                                                           8,750

     Security Deposits                                                       405
                                                                      ----------

                                                                          18,956
                                                                      ----------

                                                                      $   22,438
                                                                      ==========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet

March 31, 2003

(Unaudited)

Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $11,150                                                 $    21,150
       Accounts payable                                                 271,887
       Due to officers and directors                                  1,260,187
       Loans from shareholders - including accrued interest
         of $28,169                                                     214,169
       Accrued expenses and other current liabilities                   104,373
                                                                    -----------

                                                                      1,871,766
                                                                    -----------

       Deferred rent payable                                              6,010

       Commitments and Contingencies

     Shareholders' (Deficit)
       Convertible Preferred Stock - par value $.00003 -
         authorized 10,000,000 shares - no shares issued and
         outstanding                                                         --
       Common Stock - par value $.00003 - authorized
         390,000,000 shares - 233,038,334 shares issued and
         outstanding                                                      6,991
       Capital in excess of par                                       6,036,658
       Accumulated (deficit)                                         (7,898,987)
                                                                    -----------

                                                                     (1,855,338)
                                                                    -----------

                                                                    $    22,438
                                                                    ===========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                           For the Three Months Ended
                                                                    March 31,
                                                         --------------------------------
                                                                  2003               2002
                                                         --------------------------------
Sales - net                                              $       5,192      $       2,490

Cost of Sales                                                      726                318
                                                         -------------      -------------

                                                                 4,466              2,172
                                                         -------------      -------------

Research and Development Expenses                               40,633             41,975

Selling Expenses                                                 7,685              9,126

General and Administrative Expenses                            113,708            140,817
                                                         -------------      -------------

                                                               162,026            191,918
                                                         -------------      -------------

(Loss) Before Other Income (Expenses)                         (157,560)          (189,746)
                                                         -------------      -------------

Other Income (Expenses)
     Write-off of discount on debt                                  --            (34,000)
     Interest (expense)                                         (4,855)            (3,145)
     Loss on investment in unconsolidated subsidiary               (41)               (41)
                                                         -------------      -------------

                                                                (4,896)           (37,186)
                                                         -------------      -------------

Net (Loss)                                               $    (162,456)     $    (226,932)

Basic and Diluted Net (Loss) Per Share                   $         NIL      $         NIL
                                                         =============      =============

     Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                    233,000,000        231,000,000
                                                         =============      =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows

(Unaudited)

                                                           For the Three Months Ended
                                                                   March 31,
                                                           --------------------------
                                                                 2003           2002
                                                            ------------------------
Cash Flows from Operating Activities
   Net (loss)                                               $(162,456)     $(226,932)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                             1,061          1,894
       Amortization                                             1,250          1,721
       Warrants issued for compensation                        36,575         36,575
       Write-off of discount on debt                               --         34,000
       Equity in net loss of unconsolidated subsidiary             41             41

       (Increase) decrease in:
       Inventories                                                540            161
       Prepaid expenses                                           273         (2,024)
       Deferred rent payable                                      665             --

       Increase (decrease) in:
       Accounts payable                                         1,720          7,716
       Accrued interest                                         4,855          3,145
       Accrued officer compensation                            83,607         88,115
       Accrued expenses and other current liabilities          26,919        (10,097)
                                                            ---------      ---------

                                                               (4,950)       (65,685)
                                                            ---------      ---------

Cash Flows from Financing Activities
      Proceeds of loans from shareholders                       6,000         48,000
                                                            ---------      ---------

                                                                6,000         48,000
                                                            ---------      ---------

Net Increase (Decrease) in Cash                                 1,050        (17,685)

Cash - beginning                                                1,147         35,644
                                                            ---------      ---------

Cash - end                                                  $   2,197      $  17,959
                                                            =========      =========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

1.    BACKGROUND AND STATUS OF THE COMPANY

      Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company has one wholly-owned subsidiary, The ProductIncubator.Com, Inc. , Inc., and a majority-owned subsidiary, Wynn Technologies, Inc., through which it intends to identify and bring to the marketplace unique proprietary consumer products. The Company also continues to distribute its patented "Phase-Out" system smoking cessation device (the "PhaseOut device") both domestically and internationally.

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

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

      As part of the BIG1CARDTM, a new corporation was formed by the Company, named Wynn Technologies Inc. ("Wynn Tech"), which acquired all right, title and interest to the Wynn patent. Therefore, Wynn Technologies Inc. has the exclusive rights in the United States to make, use, offer and sell this new multi-account card system. Wynn Tech is owned 65% by Quest Products Corporation and 35% by Mr. Wynn. The Company's 65% interest is subject to the resolution of certain contingencies. Accordingly, the Company is not currently consolidating this subsidiary.

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

      The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of March 31, 2003, current liabilities exceed current assets by $1,868,284. Those factors, as well as the Company's inability thus far to establish a marketable product, create an uncertainty about the Company's ability to continue as a going concern. The Company has intentions of expanding and refining its marketing efforts to include other products. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of long-term debt and equity securities. The consolidated financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
March 31, 2003

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

      Operating results for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

      Certain amounts from prior years have been restated to conform to the current year's presentation. Those reclassifications have no effect on the previously reported loss.

3.    STOCK-BASED COMPENSATION

      Employees - When stock based compensation is issued to employees and directors in connection with their services as directors, Statement of Financial Accounting Standards ("SFAS") No. 123 Accounting for Stock-Based Compensation, as amended by SFAS No. 148 Accounting for Stock - Based Compensation -Transition and Disclosure, encourages, but does not require companies to record compensation cost for stock-based employee compensation plans at fair value. The Company has chosen to continue to account for stock-based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion ("APB") No. 25, Accounting for Stock Issued to Employees. APB No. 25 requires no recognition of compensation expense for the stock-based compensation arrangements provided by the Company where the exercise price is equal to or greater than the market price at the date of the grants.

      Non-Employees - When stock based compensation is issued to non-employees, the Company records these transactions at the fair market value of the equity instruments issued or the goods or services received, whichever is more reliably measurable.

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock - Based Compensation, to stock - based employee compensation:
                                                      For the three months ended
                                                              March 31,

                                                          2003           2002
                                                          ----           ----
Net loss, as reported                                  $(162,456)     $(226,932)

Deduct: total stock - based employee
        compensation expense determined
        under fair value based method for
        all awards, net of related tax effects           (15,199)       (78,063)
                                                       ---------      ---------
                                                       $(177,655)     $(304,995)
                                                       ---------      ---------

Earnings per share (basic and diluted:

        As reported                                           -0-            -0-
        Pro forma                                             -0-            -0-

4.    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants. For the three months ended March 31, 2003 and 2002, potentially dilutive securities of approximately 444,000 and 13,000,000 shares that related to shares issuable upon the exercise of warrants and options granted by the Company were excluded, as their effect was antidilutive.

5.    RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

      The Company received loans from Shareholders in the amount of $6,000 during the three months ended March 31, 2003. The loans are payable on demand plus accrued interest at 10% per annum.

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

                              Results of Operations
                   Three Months Ended March 31, 2003 Compared
                      to Three Months Ended March 31, 2002

The Company incurred a net loss of $162,456 for the three months ended March 31, 2003 as compared to a loss of $226,932 for the three months ended March 31, 2002.

Sales increased by $2,702 from $2,490 in 2002 to $5,192 in 2003 as a result of a increase in international sales. The Company`s sales continue to be primarily generated via e-commerce.

The Company sold 335 PhaseOut units in 2003 at an average price of approximately $15 per unit and 100 PhaseOut units in 2002 at an average price of approximately $20 per unit. The average cost per unit sold in 2003 and 2002 remained $1.61 plus shipping and handling.

The Company's research and development expenses decreased by $1,342 from $41,975 in 2002 to $40,633 in 2003. The decrease is primarily attributable to an approximate $2,400 decrease in product development costs as it relates to the Company's sunglass product, and an approximately $1,100 increase in expenses related to the Company's Smartcard product.

The Company's selling expenses decreased by $1,441 from $9,126 in 2002 to $7,685 in 2003. This decrease is primarily due to a decrease in travel -related expenses.

The Company's general and administrative expenses decreased by $27,109 from $140,817 in 2002 to $113,708 in 2003. This decrease is attributable to a decrease in salaries, insurance and rent, net of sublease income.

Interest expense increased by $1,720 from $3,145 in 2002 to $4,855 in 2003 due to interest on additional loans from shareholders received during the fourth quarter of 2002 and the first quarter of 2003.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

Management's Discussion and Analysis

                         Liquidity and Capital Resources

The Company has a working capital deficit at March 31, 2003 of $1,868,284 as compared to a working capital deficit at December 31, 2002 of $1,745,420. During the three months ended March 31, 2003, the Company used $4,950 in operating activities and generated $6,000 from financing activities from loans from officers. The Company currently has $2,197 in cash.

The Company's working capital deficiency increased primarily due to accrued officers compensation and loans from shareholders. Working capital and current ratios were:

                                              March 31,            December 31,
                                                2003                   2002
                                                ----                   ----
Working capital
(deficiency)                                $(1,868,284)           $(1,745,420)
Current ratios                                  0.002:1                 0.02:1

In order to meet short-term marketing goals, in July 1997 certain officers and directors agreed to acquire an aggregate of 10,000,000 shares of the Company's common stock (representing 8% of total shares outstanding) for an aggregate purchase price of $100,000. Through December 31, 2002, the Company received $1,158,700 of financing under the same terms offered to the Directors and Officers. There is no assurance that the Company will be able to obtain additional financing.

In October 1999, the Company successfully completed development of adjustable polarized sunglasses which allow the wearer to change the color of the sunglass lenses to a variety of colors without changing the lenses or altering the frame. Cash paid for further research and development expenditures related to the sunglass project is not expected to exceed $50,000 during 2003.

During 2000, the Company acquired the rights to and developed a multi-account card system which will allow a subscribing card holder to access all of their Credit card, Debit card, frequent flyer, telephone calling card and other membership accounts by using one plastic "smart" credit card which will be commercialized and marketed under the name "BIG1CARD"(TM). On March 1, 2001, the Company signed a five-year Consulting Agreement with Alex W. Hart to serve as a Special Consultant to the Company on the development and commercialization of the Company's patented Big1Card(TM) technology. Quest, through its unconsolidated subsidiary, Wynn Technologies, Inc., subject to the resolution of certain contingencies, owns all rights to the Big 1CardTM patent, U. S. Patent No. 5,859,419. Mr. Hart's duties will be to use his best efforts to locate and approach appropriate organizations to participate in the Company's Big1Card(TM) SmartCard project. This will include introducing the Company and assisting in completing agreements with all such organizations.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

        None

Item 2. Changes in Securities

                     Recent Sales of Unregistered Securities

      During the three months ended March 31, 2003, we made the following sales of unregistered securities:

                                                  Consideration Received and                                If Option, Warrant
                                                 Description of Underwriting or                               or Convertible
                                                       Other Discounts to             Exemption from        Security, Terms of
   Date of        Type of       Number             Market Price Afforded to            Registration            Exercise or
     Sale         Security       Sold                      Purchasers                    Claimed                Conversion
     ----         --------       ----                      ----------                    -------                ----------
    2/15/03       Warrant       2,250,000      Warrants issued to Directors in             4(2)           Exercisable through
                                                    connection with Board                                 February 15, 2006 at
                                                services. No cash consideration                           an exercise price of
                                                   received until exercise.                               $.015 per share.

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

                                                  QUEST PRODUCTS CORPORATION

Dated: May 12, 2003

                                                  /s/  Herbert  M. Reichlin
                                                  ------------------------------
                                                  Herbert M. Reichlin, President