Form 10QSB
period 2003-06-30
QUEST PRODUCTS CORP
filed 2003-08-12
CIK 824416

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Quarterly Period ended June 30, 2003

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

                  YES |X|                  NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the last practicable date.

         Class                                    Outstanding at June 30, 2003
-----------------------                           ----------------------------
Common Stock, par value                                      233,038,334
$.00003 per share

                   QUEST PRODUCTS CORPORATION AND SUBSIDIARIES

                                      INDEX

                         PART 1 - FINANCIAL INFORMATION

                                                                            Page
                                                                            ----

Item 1 Consolidated Financial Statements

       Report of Independent Accountants                                       3

       Consolidated Balance Sheet (unaudited)                              4 - 5

       Consolidated Statements of Operations (unaudited)                   6 - 7

       Consolidated Statements of Cash Flows (unaudited)                       8

       Notes to Consolidated Financial Statements                         9 - 12

Item 2 Management's Discussion and Analysis                              13 - 15

Item 3 Controls and Procedures                                                15

                           PART II - OTHER INFORMATION

Item 1 Legal Proceedings                                                      15

Item 2 Changes in Securities                                                  16

Item 3 Defaults upon Senior Securities                                        16

Item 4 Submission of Matters to a Vote of Security Holders                    16

Item 5 Other Information                                                      16

Item 6 Exhibits and Reports on Form 8-K                                       17

Signatures                                                                    17

PART I - FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

                        REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Quest Products Corporation and Subsidiaries

We have reviewed the accompanying consolidated balance sheet of Quest Products Corporation and Subsidiaries as of June 30, 2003 and the related consolidated statements of operations for each of the three and six month periods ended June 30, 2003 and 2002 and consolidated cash flows for the six months ended June 30, 2003 and 2002 as set forth in the accompanying unaudited consolidated financial statements. These consolidated financial statements are the responsibility of the Company's management.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had recurring net operating losses since its inception, has relied upon debt and equity financing to provide funds for operations and, as of June 30, 2003, current liabilities exceed current assets by $1,999,574. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RAICH ENDE MALTER & CO. LLP
East Meadow, New York
August 8, 2003

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2003
(Unaudited)

Assets
     Current Assets
       Cash                                                           $   13,866
       Inventory                                                             843
       Prepaid expenses                                                      383
                                                                      ----------

                                                                          15,092
                                                                      ----------

     Investment in Unconsolidated Subsidiary                               1,513

     Furniture and Equipment - at cost - net of accumulated
       depreciation of $65,787                                             6,186

     License - at estimated fair value                                     1,000

     Patents - at cost - net of accumulated amortization
       of $2,500                                                           7,500
                                                                      ----------

                                                                          16,199
                                                                      ----------

                                                                      $   31,291
                                                                      ==========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheet
June 30, 2003
(Unaudited)

Liabilities and Shareholders' (Deficit)
     Current Liabilities
       1992 convertible debentures - including accrued interest
         of $11,400                                                 $    21,400
       Accounts payable                                                 291,219
       Due to officers and directors                                  1,343,826
       Loans from shareholders - including accrued interest
         of $33,439                                                     259,929
       Accrued expenses and other current liabilities                    98,292
                                                                    -----------

                                                                      2,014,666
                                                                    -----------

          Deferred rent payable                                           6,676

       Commitments and Contingencies

     Shareholders' (Deficit)
       Convertible Preferred Stock - par value $.00003 -
         authorized 10,000,000 shares - no shares issued and
         outstanding                                                         --
       Common Stock - par value $.00003 - authorized
         390,000,000 shares - 233,038,334 shares issued and
         outstanding                                                      6,991
       Capital in excess of par                                       6,073,233
       Accumulated (deficit)                                         (8,070,275)
                                                                    -----------

                                                                     (1,990,051)
                                                                    -----------

                                                                    $    31,291
                                                                    ===========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                              For the Six Months Ended
                                                                      June 30,
                                                         --------------------------------
                                                             2003               2002
                                                         --------------------------------
Sales - net                                              $       7,862      $       4,282

Cost of Sales                                                      968                279
                                                         -------------      -------------

                                                                 6,894              4,003
                                                         -------------      -------------

Research and Development Expenses                               78,928             78,550

Selling Expenses                                                12,573             17,569

General and Administrative Expenses                            238,680            259,189
                                                         -------------      -------------

                                                               330,181            355,308
                                                         -------------      -------------

(Loss) Before Other Income (Expenses)                         (323,287)          (351,305)
                                                         -------------      -------------

Other Income (Expenses)
     Write-off of discount on debt                                  --            (34,000)
     Interest (expense)                                        (10,375)            (7,095)
     Loss on investment in unconsolidated subsidiary               (82)               (82)
                                                         -------------      -------------

                                                               (10,457)           (41,177)
                                                         -------------      -------------

Net (Loss)                                               $    (333,744)     $    (392,482)
                                                         =============      =============
Basic and Diluted Net (Loss) Per Share                   $         NIL      $         NIL
                                                         =============      =============

     Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                    233,000,000        232,000,000
                                                         =============      =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Unaudited)

                                                              For the Quarter Ended
                                                                     June 30,
                                                         --------------------------------
                                                              2003              2002
                                                         --------------------------------
Sales - net                                              $       2,670      $       1,784

Cost of Sales                                                      242                118
                                                         -------------      -------------

                                                                 2,428              1,666
                                                         -------------      -------------

Research and Development Expenses                               38,295             36,575

Selling Expenses                                                 4,888              8,278

General and Administrative Expenses                            124,972            118,372
                                                         -------------      -------------

                                                               168,155            163,225
                                                         -------------      -------------

(Loss) Before Other Income (Expenses)                         (165,727)          (161,559)
                                                         -------------      -------------

Other Income (Expenses)
     Write-off of discount on debt                                  --                 --
     Interest (expense)                                         (5,520)            (3,950)
     Loss on investment in unconsolidated subsidiary               (41)               (41)
                                                         -------------      -------------

                                                                (5,561)            (3,991)

Net (Loss)                                               $    (171,288)     $    (165,550)
                                                         =============      =============

Basic and Diluted Net (Loss) Per Share                   $         NIL      $         NIL
                                                         =============      =============

     Weighted Average Number of Shares
     Outstanding (to nearest 1,000,000)                    233,000,000        228,000,000
                                                         =============      =============

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Consolidated Statements of Cash Flows
(Unaudited)

                                                              For the Six Months Ended
                                                                      June 30,
                                                              ------------------------
                                                                 2003           2002
                                                              ------------------------
Cash Flows from Operating Activities
   Net (loss)                                                 $(333,744)     $(392,482)
   Adjustments to reconcile net (loss) to net cash
     (used for) operating activities:
       Depreciation                                               2,122          3,788
       Amortization                                               2,500          3,953
       Warrants issued for compensation                          73,150         73,150
       Write-off of discount on debt                                 --         34,000
       Write-off of security deposit                                405             --
       Equity in net loss of unconsolidated subsidiary               82             82

       (Increase) decrease in:
         Inventories                                                781            278
         Prepaid expenses                                            91            573
         Deferred rent payable                                    1,331             --

       Increase (decrease) in:
         Accounts payable                                        21,052         19,024
         Accrued interest                                        10,375          7,095
         Accrued officer compensation                           167,246        171,230
         Accrued expenses and other current liabilities          20,838         (3,846)
                                                              ---------      ---------

                                                                (33,771)       (83,155)
                                                              ---------      ---------

Cash Flows from Financing Activities
         Proceeds from issuance of common stock                      --          1,333
         Proceeds of loans from shareholders                     46,490         48,000
                                                              ---------      ---------

                                                                 46,490         49,333
                                                              ---------      ---------

Net Increase (Decrease) in Cash                                  12,719        (33,882)

Cash - beginning                                                  1,147         35,644
                                                              ---------      ---------

Cash - end                                                    $  13,866      $   1,822
                                                              =========      =========

See accompanying notes and accountants' report.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

1.    BACKGROUND AND STATUS OF THE COMPANY

      Quest Products Corporation (the "Company") was organized as a Delaware Corporation on July 17, 1987 and operated as a development stage company through 1993. The Company has one wholly-owned subsidiary, The ProductIncubator.Com, Inc. ; and a majority-owned subsidiary, Wynn Technologies, Inc., through which it intends to identify and bring to the marketplace unique proprietary consumer products. The Company also continues to distribute its patented "Phase-Out" system smoking cessation device (the "PhaseOut device") both domestically and internationally.

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

      On November 11, 2002 the Board of Directors decided that, until the Company begins to generate revenue from other sources, not to put additional marketing effort into both the PhaseOut and the sunglass projects. As such, the Company determined that the value of the PhaseOut patent, the deferred royalties and the License related to the sunglass project were impaired and were written down to their fair values based on the future cash flows expected from the PhaseOut device and the estimated fair value of the License.

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

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

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

      On June 10, 2003, the United States Patent Office issued U.S. Patent No. RE 38,137 on Quest's multiple account smart card system. The new Patent which contains 35 separate claims replaces the Company's original U.S. Patent No. 5,859,419 which had 7 claims. In January 2001, the Company had filed a Reissue Application with the United States Patent Office to add these additional patent claims to the Company's patent for a multiple account smart card system. The new claims were allowed in their entirety.

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

      The consolidated financial statements have been prepared on a going-concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business over a reasonable length of time. The Company has had recurring net operating losses since its inception and has made use of privately-placed debt and equity financing to provide funds for operations. As of June 30, 2003, current liabilities exceed current assets by $1,999,574. Those factors, as well as the Company's inability thus far to establish a marketable product, create an uncertainty about the Company's ability to continue as a going concern. The Company has intentions of expanding and refining its marketing efforts to include other products. In addition, the Company is continuing its efforts to obtain long-term financing through the issuance of long-term debt and equity securities. The consolidated financial statements do not include any adjustments that might be necessary should the above or other factors affect the Company's ability to continue as a going concern.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
June 30, 2003

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

      Operating results for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the year ending December 31, 2003. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

The following table illustrates the effect on net income and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123 Accounting for Stock - Based Compensation, to stock - based employee compensation:

                                                       For the six months ended
                                                               June 30,

                                                          2003           2002
                                                          ----           ----

Net loss, as reported                                  $(333,744)     $(392,482)

Deduct: total stock - based employee
        compensation expense determined
        under fair value based method for
        all awards, net of related tax effects           (51,463)      (156,126)
                                                       ---------      ---------
                                                       $(385,207)     $(548,608)
                                                       ---------      ---------

Earnings per share (basic and diluted:

        As reported                                           -0-            -0-
        Pro forma                                             -0-            -0-

4.    BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

      Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average numbers of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed giving effect to all dilutive potential common shares that were outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of warrants. For the six months ended June 30, 2003 and 2002, potentially dilutive securities of approximately 1,951,000 and 9,000,000 shares that related to shares issuable upon the exercise of warrants and options granted by the Company were excluded, as their effect was antidilutive.

5.    RELATED PARTY TRANSACTIONS AND ISSUANCES OF EQUITY SECURITIES

      The Company received loans from Shareholders in the amount of $46,490 during the six months ended June 30, 2003. The loans are payable on demand plus accrued interest at 10% per annum.

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

                              Results of Operations
                     Six Months Ended June 30, 2003 Compared
                        to Six Months Ended June 30, 2002

The Company incurred a net loss of $333,744 for the six months ended June 30, 2003 as compared to a loss of $392,482 for the six months ended June 30, 2002.

Sales increased by $3,580 from $4,282 in 2002 to $7,862 in 2003 as a result of a increase in international sales. The Company`s sales continue to be primarily generated via e-commerce.

The Company sold 485 PhaseOut units in 2003 at an average price of approximately $16 per unit and 173 PhaseOut units in 2002 at an average price of approximately $20 per unit. The average cost per unit sold in 2003 and 2002 remained $1.61 plus shipping and handling.

The Company's research and development expenses were approximately $79,000 in both 2003 and 2002.

The Company's selling expenses decreased by $4,996 from $17,569 in 2002 to $12,573 in 2003. This decrease is primarily due to a decrease in travel -related expenses.

The Company's general and administrative expenses decreased by $20,509 from $259,189 in 2002 to $238,680 in 2003. This decrease is attributable to a decrease in salaries, insurance and rent, net of sublease income.

Interest expense increased by $3,280 from $7,095 in 2002 to $10,375 in 2003 due to interest on additional loans from shareholders received during the fourth quarter of 2002 and the first and second quarter of 2003.

QUEST PRODUCTS CORPORATION AND SUBSIDIARIES
Management's Discussion and Analysis

                         Liquidity and Capital Resources

The Company has a working capital deficit at June 30, 2003 of $1,999,574 as compared to a working capital deficit at December 31, 2002 of $1,745,420. During the six months ended June 30, 2003, the Company used $33,812 in operating activities and generated $46,490 from financing activities from loans from officers. The Company currently has $13,866 in cash.

The Company's working capital deficiency increased primarily due to accrued officers compensation and loans from shareholders. Working capital and current ratios were:

                                          June 30,            December 31,
                                           2003                   2002
                                           ----                   ----
Working capital
(deficiency)                            $(1,999,574)          $(1,745,420)
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

On June 10, 2003, the United States Patent Office issued U.S. Patent No. RE 38,137 on Quest's multiple account smart card system. The new Patent which contains 35 separate claims replaces the Company's original U.S. Patent No. 5,859,419 which had 7 claims. In January 2001, the Company filed a Reissue Application with the United States Patent Office to add these additional patent claims to the Company's patent for a multiple account smart card system. The new claims were allowed in their entirety. The Company's management believes the Patent Office action allowing these additional 28 claims significantly broadens and strengthens the Company's patent and materially increases its value in the marketplace. The new claims allowed by the Patent Office, when combined with the original claims, make it extremely unlikely that a competitor will be able to design around or otherwise circumvent the Company's patent in launching a smart card multi-account credit card system and best insures that no one else in the United States will be able to commercialize a multi-account credit card system without obtaining license rights from the Company. The Company's patent which has a 1995 priority date is, to their knowledge, the only U.S. patent which covers a multi-account credit card system employing a processing chip and on-board memory. In addition, Quest Products Corporation is in the process of contacting corporations in order to apply the Company's patented multi-account credit card system to the myriad of security issues facing Government and industry. Cash paid for further research and development expenditures related to the BIG1CARD(TM) smart card project in 2003 is not expected to exceed $25,000.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

      None

Item 2. Changes in Securities

                     Recent Sales of Unregistered Securities

During the six months ended June 30, 2003, we made the following sales of unregistered securities:

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

5/29/03       Warrant       3,500,000      Warrants issued to Directors in             4(2)           Exercisable through
                                                connection with Board                                 May 29, 2008 at an
                                            services.  No cash consideration                          exercise price of
                                               received until exercise.                               $.015 per share.

Item 3. Defaults Upon Senior Securities

      None

Item 4. Submission of Matters to a Vote of Security Holders

      None

Item 5. Other Information

      None

Item 6. Exhibits and Reports on Form 8-K

      A)    Exhibits

            31.1 - Certification of CEO pursuant to Section 302 of
                   Sarbanes-Oxley Act of 2002

            31.2 - Certification of CFO pursuant to Section 302 of
                   Sarbanes-Oxley Act of 2002

            32.1 - Certification of CEO pursuant to Section 906 of
                   Sarbanes-Oxley Act of 2002

            32.2 - Certification of CFO pursuant to Section 906 of
                   Sarbanes-Oxley Act of 2002


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            QUEST PRODUCTS CORPORATION

Dated: August 12, 2003

                                            /s/  Herbert  M. Reichlin
                                            ------------------------------------
                                            Herbert M. Reichlin, President