Form 10-K
period 2012-12-31
QUEST PATENT RESEARCH CORP
filed 2014-12-15
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to ___________________________

Commission file number 33-18099-NY

QUEST PATENT RESEARCH CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	11-2873662
(State or other jurisdiction of Incorporation or organization)	(I.R.S. Employer Identification No.)

411 Theodore Fremd Ave., Suite 206S, Rye, NY	10580-1411
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 743-7577

Securities registered under Section 12(g) of the Exchange Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. ☐

Note - Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d) of the Exchange Act from their obligations under those Sections.

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐  No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this From 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer ☐	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $1,517,285 as of June 30, 2014.

As of December 15, 2014, the registrant had 263,038,334 shares of common stock outstanding.

EXPLANATORY NOTE

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Quest Patent Research Corporation and its subsidiaries, unless the context indicates otherwise.

This annual report of Quest Patent Research Corporation covers periods after June 30, 2003. This report covers the fiscal years ended December 31, 2012, 2011, 2010, 2009, 2008, 2007, 2006, 2005, 2004, and 2003; in lieu of filing separate reports for each of those years. Included in this Form 10-K are our audited financial statements for the fiscal years ended December 31, 2012, 2011, 2010, 2009, and 2008; unaudited annual statements for the fiscal years ended December 31, 2007, 2006, 2005, 2004 and 2003 (per Rule 3-11 of Regulation S-X: Financial Statements of an Inactive Registrant); as well as quarterly financial information for interim periods in 2012 and 2011, none of which have been filed with the SEC. Because of the amount of time that has passed since our last periodic report was filed with the SEC, the information relating to our business and related matters is focused on our more recent periods. We do not intend to file the Quarterly Reports on Form 10-Q for any of the quarters ended June 30, 2003 through September 30, 2010.  We believe that the filing of this expanded annual report enables us to provide information to investors in a more efficient manner than separately filing each of the quarterly reports described above. This annual report should be read together and in connection with the other reports which have been or will be filed by us with the SEC, for a comprehensive description of our current financial condition and operating results. In the interest of complete and accurate disclosure, we have included current information in this annual report for all material events and developments that have taken place through the date of filing of this annual report with the SEC.

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward looking statement can be guaranteed and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;

●	Our ability to acquire intellectual property rights for innovative technologies for which there is a significant potential market;

●	Our ability to recoup any investment which we may make to acquire or generate revenue from intellectual property rights;

●	Our ability to identify new intellectual property and obtain rights to that property;

●	The effect of legislation and court decisions on the ability to generate revenue from patent and other intellectual property rights;

●	Our ability to obtain the funding that we require in order to develop our business;

●	Our ability to reduce the cost of litigation through contingent fees with counsel or to obtain third-party financing to enable us to enforce our intellectual property rights through litigation or otherwise;

●	The development of a market for our common stock; and

●	Our ability to retain our key executive officers and identify, hire and retain additional key employees.

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, investors should not place undue reliance on these forward-looking statements.

Item 1. Business

Overview

We are an intellectual property asset management company. Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries.  We currently own, control or manage five intellectual property portfolios, which principally consist of patent rights.  As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits. We also generate revenue from management fees from managing intellectual property portfolios.

Intellectual property monetization includes the generation of revenue and proceeds from the licensing of patents, patented technologies and other intellectual property rights.  Patent litigation is often a necessary element of intellectual property monetization where a patent owner, or a representative of the patent owner, seeks to protect its patent rights against the unlicensed manufacture, sale, and use of the owner’s patent rights or products which incorporate the owner’s patent rights. In general, we seek to monetize the bundle of rights granted by the patents through structured licensing and when necessary enforcement of those rights through litigation.

We intend to develop our business by acquiring intellectual property rights, either in the form of ownership or an exclusive license to the underlying intellectual property. Our goal is to enter into agreements with inventors of innovative technologies for which there may be a significant market for products which use or incorporate the intellectual property. We seek to purchase all of, or interests in, intellectual property in exchange for cash, securities of our company, the formation or a joint venture or separate subsidiary in which the owner has an equity interest, and/or interests in the monetization of those assets. Our revenue from this aspect of our business can be generated through licensing and, when necessary, litigation efforts as well as intellectual property management fees. We engage in due diligence and a principled risk underwriting process to evaluate the merits and potential value of any acquisition, partnership or joint venture. We seek to structure the terms of our acquisitions, partnerships and joint ventures in a manner that will achieve the highest risk-adjusted returns possible.

We employ a due diligence process before completing the acquisition of an intellectual property interest. We begin with an investment thesis supporting the potential transaction and then proceed to test the thesis through an examination of the critical drivers of the value of the underlying intellectual property asset. Such an examination focuses on areas such as title and inventor issues, the quality of the drafting and prosecution of the intellectual property assets, legal risks inherent in licensing programs generally, the applicability of the invention to the relevant marketplace and other issues such as the effects of venue and other procedural issues. However, our financial position may affect our ability to conduct due diligence with respect to intellectual property rights.

It is frequently necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which would significantly reduce our litigation cost, but which would reduce the value of the recovery to us. We do not have the resources for us to fund the cost of litigation. To the extent that we cannot fund litigation ourselves, we may enter into an agreement with a third party, which may be the patent owner or the former patent owner who transferred the patent rights to us, or an independent third party. In these cases, if a third party funds the cost of the litigation, that party would be entitled to participate in the recovery.

Our Organization

We were incorporated in Delaware on July 17, 1987 under the name Phase Out of America Inc. On September 24, 1997, we changed our name to Quest Products Corporation and, on June 6, 2007, we changed our name to Quest Patent Research Corporation. During 2003, 2004, 2005, 2006 and 2007 there were no significant operations. We have been engaged in the intellectual property monetization business since 2008. Our executive principal office is located at 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411, telephone number is (888) 743-7577. Our website is www.qprc.com. Information contained on our website does not constitute a part of this annual report.

Our Intellectual Property Portfolios

Mobile Data

The real-time mobile data portfolio relates to the automatic update of information delivered to a mobile device without the need for a manual refreshing. The portfolio is comprised of U.S. Patent No. 7,194,468 “Apparatus and Method for Supplying Information” and all related patents, patent applications, and all continuations, continuations-in-part, divisions, extensions, renewals, reissues and re-examinations relating to all inventions thereof (the “Mobile Data Portfolio”). We initially entered into an agreement with the patent owner, Worldlink Information Technology Systems Limited, whereby we received the exclusive license to license and enforce the Mobile Data Portfolio. Under the agreement we received a monthly management fee and a percentage of licensing revenues. Subsequently Worldlink transferred its remaining interest in the Mobile Data Portfolio to Allied Standard Limited. In October 2012, we entered into an agreement with Allied pursuant to which Allied transferred its entire right title and interest in the Mobile Data Portfolio to Quest Licensing Corporation, which was at the time, a wholly-owned subsidiary. Under the agreement Allied was entitled to receive a 50% interest in Quest Licensing. Quest Licensing’s only intellectual property is the Mobile Data Portfolio. Our agreement with Allied provides that we and Allied will each receive 50% of the net licensing revenues, as defined by the agreement. In June 2013, we entered into an agreement with The Betting Service Limited, an entity controlled by a former director of Worldlink. Pursuant to the agreement, we granted The Betting Service an interest in licensing proceeds from the Mobile Data Portfolio in return for The Betting Service’s assistance in developing certain Mobile Data Portfolio assets. In April 2014, we entered into a further agreement with Allied whereby Allied relinquished certain rights under the October 2012 agreement, including its entitlement to a 50% interest in Quest Licensing, in exchange for our commitment to fund a structured licensing program for the Mobile Data Portfolio.

Financial Data

The invention describes a universal financial data system which allows its holder to use the device to access one or more accounts stored in the memory of the device as a cash payment substitute as well as to keep track of financial and transaction records and data, such as transaction receipts, in a highly portable package, such as a cellular device (the “Financial Data Portfolio”). The inventive universal data system is capable of supporting multiple accounts of various types, including but not limited to credit card accounts, checking/debit accounts, and loyalty accounts. Our wholly-owned subsidiary, Wynn Technologies Inc., acquired US Patent No. 5,859,419, from the owner, Sol Wynn. In January 2001, we filed a reissue application for the patent, and the United States Patent and Trademark Office issued patent RE38,137. This reissued patent, which contains 35 separate claims, replaces the original patent, which had seven claims. In February 2011, we entered into a new agreement with Sol Li (formerly Sol Wynn), pursuant to which we issued to Mr. Li a 35% interest in Wynn Technologies and warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.001 per share. We also agreed that Mr. Li would receive 40% of the net licensing revenues generated by Wynn Technologies with respect to this patent, which is the only patent owned by Wynn Technologies.

Rich Media

The rich media portfolio is directed to methods, systems, and processes that permit typical Internet users to design rich-media production content (i.e., rich-media applications), such as websites. The portfolio consists of U.S. Patent No. 7,000,180, “Methods, Systems, and Processes for the Design and Creation of Rich Media Applications via the Internet” and all related patents, patent applications, corresponding foreign patents and foreign patent applications and foreign counterparts, and all continuations, continuations-in-part, divisions, extensions, renewals, reissues and re-examinations relating to all inventions thereof (the “Rich Media Portfolio”). In July 2008, we entered into a consulting and licensing program management agreement with Balthaser Online, Inc., the patent owner, pursuant to which we performed services related to the establishment and management of a licensing program to evaluate and analyze the relevant market and to obtain licenses for the Rich Media Portfolio in exchange for management fees as well as an irrevocable entitlement to a distribution of 15% of all proceeds generated by the Rich Media Portfolio for the remaining life of the portfolio regardless of whether those proceeds are derived from litigation, settlement, licensing or otherwise. Pursuant to this agreement, we received $150,000 as an advance payment for our services plus $7,500 per month, up to $250,000. Our 15% distribution right is subject to reduction to 7.5% in the event that we refuse or are unable to perform the services detailed in the agreement.

Online Marketing, Sweepstakes, Promotions & Rewards (VonKohorn Portfolio)

The portfolio consists of eleven United States Patents that include patent claims related to, among other areas, online couponing, print-at-home boarding passes and tickets, online sweepstakes; including the promotion by television networks of online sweepstakes (the “Von Kohorn Portfolio”). In December 2009, we entered into an agreement with Intertech Holdings, LLC pursuant to which our wholly-owned subsidiary, Quest NetTech Corporation, acquired by assignment all right, title, and interest in the Von Kohorn Portfolio. Under the agreement, we will receive 20% of adjusted gross recoveries, as defined. In August 2013, we and Intertech Holdings amended the December 2009 agreement to provide that Intertech Holdings will receive 33% of the adjusted gross recoveries and Quest NetTech will receive 67% of adjusted gross recoveries.

Flexible Packaging - Turtle PakTM

In March 2008, we entered into an agreement with Emerging Technologies Trust whereby our wholly-owned subsidiary, Quest Packaging Solutions Corporation, acquired the exclusive license to make, use, sell, offer for sale or sublicense the intellectual property of Emerging Technologies Trust (the “Turtle Pak™ Portfolio”). The Turtle Pak portfolio relates to a cost effective, high-protection packaging system recommended for fragile items weighing less than ten pounds. The intellectual property consists of two U.S. patents, U.S. Patent No. RE36,412 and U.S. Patent No.6,490,844, and the Turtle PakTM trademark. Turtle Pak™ brand packaging is suited for such uses as electrical and electronic components, medical, dental, and diagnostic equipment, instrumentation products, and control components. Turtle Pak™ brand packaging materials are 100% curbside recyclable.

Other Activities

In August 2008, we were engaged by Juridica Investments Limited, a third-party litigation funding provider, to assist in identifying and vetting intellectual property claim investment opportunities. We introduced Juridica to Convolve, Inc., a patent holder involved in asserting its patent rights and desirous of obtaining capital. In consideration for our assistance, we received a fee of $350,000 in 2008.

Monetization Activities for our Intellectual Property Portfolios

Mobile Data

In March 2014, we engaged counsel on a partial contingency fee arrangement and secured funding from a third party to fund legal fees and litigation expenses in connection with a proposed patent infringement action relating to the Mobile Data Portfolio. Through December 31, 2013, we did not generate any revenues from the Mobile Data Portfolio.

Universal Financial Data System

In August 2010, we entered into a five-year consulting agreement with Alex W. Hart pursuant to which he agreed to serve as a special consultant to us on the development and commercialization of the Data System Patent. Pursuant to this agreement, we issued Mr. Hart an option to purchase 5,000,000 shares common stock at a price of $0.001 per share, through December 31, 2015. Through December 31, 2013, we did not generate any revenue from the Data System Patent.

Rich Media

In November 2008, Balthaser Online, the patent owner, brought an infringement action in the U.S. District for the Eastern District of Texas against Network Solutions LLC et al. This action was settled. Through December 31, 2012, we received a total of $400,000 under the agreement with Balthaser Online. We do not anticipate any further payments from the Network Solutions action.

Online Marketing, Sweepstakes, Promotions & Rewards

In September 2011, Quest NetTech brought a patent infringement action in the U.S. District Court for the Middle District of Florida against Valassis Communications, Inc. et al. There were several other defendants in this action, and they settled the action during 2012 and 2013. With respect to each defendant in the action, the parties entered into a mutually agreeable resolution of all claims.

In September and October 2013, Quest NetTech brought several patent infringement actions against various entities in the U.S. District for the Eastern District of Texas. These actions have been settled.

In July 2014, Quest NetTech brought several patent infringement suits against various entities in the U.S. District for the Eastern District of Texas. These cases are pending. The actions are brought on a partial contingency basis, and Quest NetTech is required to pay the out-of-pocket disbursements of counsel.

Through December 31, 2011, we generated revenues of approximately $250,000 from the Von Kohorn Portfolio, and for the year ended December 31, 2012, we generated license fees of approximately $217,500 from this portfolio. During 2014, we received $295,000.

In August 2010, Quest NetTech was named as a defendant in a declaratory judgment action filed by Delta Airlines, Inc. in the U.S. District for the District of Delaware. In September 2011, the parties entered into a mutually agreeable resolution of all claims in the action, which included the grant of a license to Delta. The license revenues are included in the revenues from the Von Kohorn Portfolio.

Flexible Packaging - Turtle PakTM

As the exclusive licensee and manager of the manufacture and sale of licensed product, we sell products to end users and we outsource the manufacture and assembly of the product components and coordinate order receipt, fulfillment and invoicing. Revenues from the TurtlePakTM product sales were approximately $209,000 through December 31, 2011 and approximately $43,000 for the year ended December 31, 2012. We continue to generate modest revenue from this product.

Competition

We encounter and expect to continue to encounter competition in the areas of intellectual property acquisitions for the sake of licensure from both private and publicly traded companies that engage in intellectual property monetization activities. Such competitors and potential competitors include companies seeking to acquire the same intellectual property assets and intellectual property rights that we may seek to acquire.  Entities such as Acacia Research Corporation, ITUS Corporation, Document Security Systems, Inc., Intellectual Ventures, Wi-LAN, Conversant IP, VirnetX Holding Corp., Marathon Patent Group, Inc., Network-1 Security Solutions, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc., Pendrell Corporation and others derive all or a substantial portion of their revenue from patent monetization activities, and we expect more entities to enter the market. Most of our competitors have longer operating histories and significantly greater financial resources and personnel than we have.

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for intellectual property and technology acquisitions and licensing opportunities.  Many of these competitors have more financial and human resources than our company. In seeking to obtain intellectual property assets or intellectual property rights, we seek to both demonstrate our understanding of the intellectual property that we are seeking to acquire or license and our ability to monetize their intellectual property rights. Our weak cash position may impair our ability to negotiate successfully with the intellectual property owners.

Other companies may develop competing technologies that offer better or less expensive alternatives to intellectual property rights that we may acquire and/or out-license.  Many potential competitors may have significantly greater resources than we do.  The development of technological advances or entirely different approaches could render certain of the technologies owned or controlled by our operating subsidiaries obsolete and/or uneconomical.

Intellectual Property Rights

We have five intellectual property portfolios: mobile data, financial data, rich media, Von Kohorn and Turtle Pak. The following table sets forth information concerning our patents and other intellectual property. Each patent or other intellectual property right listed in the table below that has been granted is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov.

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial Data	US Patent	RE38,137	Programmable Multiple Company Credit Card System	01/11/2001	06/10/2003	09/28/2015
Mobile Data	US Patent	7,194,468	Apparatus and Method for Supplying Information	02/09/2001	03/20/2007	02/09/2021
Mobile Data	US Application	12/617,373	Apparatus and Method for Supplying Information	11/12/2009	05/20/2010	N/A
Mobile Data	US Application	13/832,012	Apparatus and Method for Supplying Information	03/15/2013	09/05/2013	N/A
Von Kohorn	US Patent	5,128,752	System and method for generating and redeeming tokens	10/25/1990	07/07/1992	07/17/2009
Von Kohorn	US Patent	5,227,874	Method for measuring the effectiveness of stimuli on decisions of shoppers	10/15/1991	07/13/1993	07/13/2010
Von Kohorn	US Patent	5,249,044	Product information storage, display, and coupon dispensing system	07/11/1991	05/11/1993	07/07/2009
Von Kohorn	US Patent	5,283,734	System and method of communication with authenticated wagering participation	09/19/1991	02/01/1994	09/19/2011
Von Kohorn	US Patent	5,368,129	Retail facility with couponing	07/23/1992	11/29/1994	07/23/2012
Von Kohorn	US Patent	5,508,731	Generation of enlarged participatory broadcast audience	02/25/1993	04/16/1996	04/16/2013
Von Kohorn	US Patent	5,697,844	System and method for generating and redeeming tokens	10/25/1990	07/07/1992	07/17/2009
Von Kohorn	US Patent	5,713,795	System and method for generating and redeeming tokens	10/25/1990	07/07/1992	07/17/2009
Von Kohorn	US Patent	5,759,101	System and method for generating and redeeming tokens	10/25/1990	07/07/1992	07/17/2009
Von Kohorn	US Patent	5,916,024	System and method of playing games and rewarding successful players	12/08/1997	06/29/1999	03/10/2006
Von Kohorn	US Patent	6,443,840	Evaluation of responses of participatory broadcast audience with prediction of winning contestants; monitoring, checking and controlling of wagering, and automatic crediting and couponing	06/01/1998	09/03/2002	03/10/2006
Turtle Pak	US Patent	RE36,412	Article Packaging Kit, System, and Method	06/18/1996	11/30/1999	06/24/2013
Turtle Pak	US Patent	6,490,844	Film Wrap Packaging Apparatus and Method	06/21/2001	12/10/2002	07/10/2021
Turtle Pak	US Trademark	74709827	Turtle Pak - design plus words, letters, and/or numbers	08/01/1995	06/04/1996	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, Systems, And Processes For The Design And Creation Of Rich Media Applications Via The Internet	02/09/2001	02/14/2006	10/16/2023
Rich Media	US Application Proceeds Interest	13/314977	Methods, Systems, And Processes For The Design And Creation Of Rich Media Applications Via The Internet	12/08/2011	04/12/2012	N/A

 Research and Development

Research and development expense are incurred by us in connection with the evaluation of patents and in the development of a marketing program. We did not incur research and development expenses during 2012 or 2011. Our research and development expenses, which related primarily to the marketing program, were $1,000 for 2010, $14,172 for 2009 and $24,747 for 2008.

Employees

As of October 31, 2014, we have no employees other than our two officers, only one of whom, Mr. Scahill, our chief executive officer and president, is full time. Our employees are not represented by a labor union, and we consider our employee relations to be good.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below, together with all of the other information included in this report, before making an investment decision, and you should only consider an investment in our common stock if you can afford to sustain the loss of your entire investment. If any of the following risks occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through 2012, we generated a cumulative loss of approximately $3,700,000 on cumulative revenues of approximately $1,463,000. Our total assets were approximately $24,000 at December 31, 2012. At December 31, 2012, we had a working capital deficiency of more than $3,500,000. We had negative working capital from our operations for both 2012 and 2011, and our continuing losses are generating an increase in our negative working capital. We used approximately $24,000 in our operations for the year ended 2012. We are continuing to generate losses and negative cash flows, and we cannot give assurance that we can or will ever operate profitably.

We require significant funding in order to develop our business. Our business requires substantial funding to evaluate and acquire intellectual property rights and to develop and implement programs to monetize our intellectual property rights. Our failure to develop and implement these programs could both jeopardize our relationships under our existing agreements and could inhibit our ability to generate new business, either through the acquisition of intellectual property rights or through exclusive management agreements. We cannot be profitable unless we are able to obtain the funding necessary to develop our business. We cannot assure you that we will be able to obtain necessary funding or to develop our business.

Because of our lack of funds, we may not be able to conduct adequate due diligence on any new intellectual property which we may seek to acquire. We currently have nominal current assets and are operating at a loss. In order to evaluate any intellectual property rights which we may seek to acquire, we need to conduct due diligence on the intellectual property and underlying technology. To the extent that we are unable to perform the necessary due diligence, we will not be able to value any asset which we acquire, which may impair our ability to generate revenue from the intellectual property rights. If any conditions occur, such as defects in the ownership of the intellectual property, infringement on intellectual property rights of others, the existence of better technology which does not require our intellectual property, or other conditions that affect the value of the patents or marketability of the underlying intellectual property rights, we may not be able to monetize the patents and we may be subject to liability to a third party who has rights in the intellectual property.

Any funding we obtain may result in significant dilution to our shareholders. Because of our financial position, our continuing losses and our negative working capital from operations, we do not expect that we will be able to obtain any debt financing for our operations. Our stock price has generally been trading at a price which is less than $0.01 per share for more than the past two years. As a result, it will be very difficult for us to raise funds in the equity markets. However, in the event that we are able to raise funds in the equity market, the sale of shares would result in significant dilution to the present shareholders, and even a modest equity investment could result in the issuance of a very significant number of shares.

We are dependent upon our chief executive officer. We are dependent upon Jon Scahill, our chief executive officer and president and sole full-time employee, for all aspects of our business including locating, evaluating and negotiating for intellectual property rights from the owners, managing our intellectual property portfolios, engaging in licensing activities and monetizing the rights through licensing and managing and monitoring any litigation with respect to our intellectual property as well as defending any actions by potential licensees seeking a declaratory judgment that they do not infringe. The loss of Mr. Scahill would materially impair our ability to conduct our business. Although we have an employment agreement with Mr. Scahill, the employment agreement does not insure that Mr. Scahill will remain with us.

Risks Relating to Monetizing our Intellectual Property Rights

We may not be able to monetize our intellectual property portfolios. Although our business plan is to generate revenue from our intellectual property portfolios, we have not been successful in generating any significant revenue from our portfolios and we have not generated any revenues from two of our intellectual property portfolios. We cannot assure you that we will be able to generate any significant revenue from our existing portfolios or that we will be able to acquire new intellectual property rights that will generate significant revenue.

If we are not successful in monetizing our portfolios, we may not be able to continue in business. Although we have ownership of some of our intellectual property, we also license the rights pursuant to agreements with the owners of the intellectual property. If we are not successful in generating revenue for those parties who have an interest in the results of our efforts, those parties may seek to renegotiate the terms of our agreements with them, which could both impair our ability to generate revenue from our intellectual property and make it more difficult for us to obtain rights to new intellectual property rights. If we continue to be unable to generate revenue from our existing intellectual property portfolios and any new portfolios we may acquire, we may be unable to continue in business.

Our inability to acquire intellectual property portfolios will impair our ability to generate revenue and develop our business. We do not have the personnel to develop patentable technology by ourselves. Thus, we need to depend on acquiring rights to intellectual property and intellectual property portfolios from third parties. In acquiring intellectual property rights, there are delays in (i) identifying the intellectual property which we may want to acquire, (ii) negotiating an agreement with the owner or holder of the intellectual property rights, and (iii) generating revenue from those intellectual property rights which we acquire. During these periods, we will continue to incur expenses with no assurance that we will generate revenue. We currently hold intellectual property portfolios from which we have not generated any revenue to date, and we cannot assure you that we will generate revenue from our existing intellectual property portfolios or any additional intellectual properties which we may acquire.

Because of our financial condition and our failure to have generated revenues from our existing portfolios, we may not be able to obtain intellectual property rights to the most advanced technologies. In order to generate meaningful revenues from intellectual property rights, we need to be able to identify, negotiate rights to and offer technologies for which there is a developing market. Because of our financial condition and our lack of the generation of any significant revenue from our existing intellectual property portfolios, we may have difficult in negotiating rights to technology for which there which will be a strong developing market, or, if we are able to negotiate agreements for such intellectual property, the terms of our purchase or license may not be favorable to us. Accordingly, we cannot assure you that we will be able to acquire intellectual property rights to the technology for which there is a strong market demand.

Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition. Our ability to grow depends, in large part, on our ability to acquire interests in intellectual property, including patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, we intend to engage in acquisitions to expand our intellectual property portfolios and we intend to continue to explore such acquisitions. Such acquisitions are subject to numerous risks, including the following:

●	our failure to have sufficient funding to enable us to make the acquisition;

●	our failure to have sufficient personal to satisfy the seller that we have the personnel to monetize the assets we propose to acquire;

●	dilution to our stockholders to the extent that we use equity in connection with any acquisition;

●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

●	difficulty integrating the operations, technology and personnel of the acquired entity;

●	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

●	difficulty in maintaining controls, procedures and policies during the transition and monetization process;

●	diversion of our management’s attention from other business concerns, especially considering that we have only one full-time employee/officer; and

●	failure of our due diligence process to identify significant issues, including issues with respect to patented technologies and intellectual property portfolios, and other legal and financial contingencies.

If we are unable to manage these risks effectively as part of any acquisition, our business could be adversely affected.

Our acquisition of intellectual property rights may be time consuming, complex and costly, which could adversely affect our operating results. Acquisitions of patent or other intellectual property assets, which are and will be critical to the development of our business, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated. As a result, we expect to incur significant operating expenses and may be required to raise capital during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular intellectual property assets, there is no guarantee that we will generate sufficient revenue related to those intellectual property assets to offset the acquisition costs. We may also identify intellectual property assets that cost more than we are prepared to spend with our own capital resources. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any intellectual property assets or, if consummated, proves to be unprofitable for us. These higher costs could adversely affect our operating results.

If we acquire technologies that are in the early stages of market development, we may be unable to monetize the rights we acquire. We may acquire patents, technologies and other intellectual property rights that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which companies may adopt our intellectual property in their products and services. As a result, there can be no assurance as to whether technologies we acquire or develop will have value that we can monetize. It may also be necessary for us to develop additional intellectual property and file new patent applications as the underlying commercial market evolves, as a result of which we may incur substantial costs with no assurance that we will ever be able to monetize our intellectual property.

Our intellectual property monetization cycle is lengthy and costly, and our marketing, legal and sales efforts may be unsuccessful. We expect to incur significant marketing, legal and sales expenses prior to entering into monetization events that generate revenue for us.  We will also spend considerable resources educating potential licensees on the benefits of entering into an agreement with us that may include a non-exclusive license for future use of our intellectual property rights.  Thus, we may incur significant losses in any particular period before any associated revenue stream begins. If our efforts to convince potential licensees of the benefits of a settlement arrangement are unsuccessful, we may need to continue with the litigation process or other enforcement action to protect our intellectual property rights and to realize revenue from those rights.  We may also need to litigate to enforce the terms of existing agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

We may not be successful in obtaining judgments in our favor. We have commenced litigation seeking to monetize our intellectual property portfolios and it may be necessary for us to commence ligation in the future. All litigation is uncertain, and we cannot assure you that any litigation will be decided in our favor or that, if damages are awarded or a license is negotiated, that we will generate any significant revenue from the litigation.

Our financial condition may cause both intellectual property rights owners and potential licensees to believe that we do not have the financial resources to commence and prosecute litigation for infringement. Because of our financial condition, both intellectual property rights owners and potential licensees may believe that we do not have the ability to commence and prosecute sustained and expensive litigation to protect our intellection rights with the effect that (i) intellectual property rights owners may be reluctant to grant us rights to their intellectual property and (ii) potential licensees may be less inclined to pay for license rights from us.

Any patents which may be issued to us pursuant to patent applications which we filed or may file may fail to give us necessary protection. We cannot be certain that patents will be issued as a result of any pending or future patent applications, or that any of our patents, once issued, will provide us with adequate protection from competing products. For example, issued patents may be circumvented or challenged, declared invalid or unenforceable, or narrowed in scope. In addition, since publication of discoveries in scientific or patent literature often lags behind actual discoveries, we cannot be certain that we will be the first to make additional new inventions or to file patent applications covering those inventions. It is also possible that others may have or may obtain issued patents that could prevent us from commercializing our products or require us to obtain licenses requiring the payment of significant fees or royalties in order to enable us to conduct our business. As to those patents that we may acquire, our continued rights will depend on meeting any obligations to the seller and we may be unable to do so. Our failure to obtain or maintain intellectual property rights for our inventions would lead to the loss of our investments in such activities, which would have a material adverse effect on us.

The provisions of Federal Declaratory Judgment Act may affect our ability to monetize our intellectual property. Under the Federal Declaratory Judgment Act, it is possible for a party who we consider to be infringing upon our intellectual property to commence an action against us seeking a declaratory judgment that such party is not infringing upon our intellectual property rights. In such a case, the plaintiff could choose the court in which to bring the action and we would be the defendant in the action. Common claims for declaratory judgment in patent cases are claims of non-infringement, patent invalidity and unenforceability. Although the commencement of an action requires a claim or controversy, a court may find a letter from us to the alleged infringer seeking a royalty for the use of our intellectual property rights to form the basis of a controversy. In such a case, the plaintiff, rather than we, would choose the court in which to bring the action and the timing of the action. In addition, when we commence an action as plaintiff, we may be able to enter into a contingent fee arrangement with counsel, it is possible that counsel may be less willing to accept such an arrangement if we are the defendant. Further, we would not have the opportunity of choosing against which party to bring the action. An adverse decision in a declaratory judgment action could significantly impair our ability to monetize the intellectual property rights which are the subject of the litigation. We have been a defendant in one declaratory judgment action, which resulted in a settlement. We cannot assure you that potential infringers will not be able to use the Declaratory Judgment Act to reduce our ability to monetize the patents that are the subject of the action.

A recent Supreme Court decision could significantly impair business method and software patents. In June 2014, the United States Supreme Court, in Alice v. CLS Bank, struck down patents covering a computer-implemented scheme for mitigating “settlement risk” by using a third party intermediary, holding the patent claims to be ineligible as being drawn to a patent-ineligible abstract idea. The courts have been dealing for many years over what business methods are patentable. We cannot predict the extent to which the decision in Alice as well as prior Supreme Court decisions dealing with patents, will be interpreted by courts. To the extent that the Supreme Court decision in Alice gives businesses reason to believe that business model and software patents are not enforceable, it may become more difficult for us to monetize patents which are held to be within the ambit of the patents before the Supreme Court in Alice and for us to obtain counsel willing to represent us on a contingency basis. As a result, the decision in Alice could materially impair our ability to obtain patent rights and monetize those which we do obtain.

Legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. We may apply for patents and may spend a significant amount of resources to enforce those patents. If legislation, regulations or rules are implemented either by Congress, the United States Patent and Trademark Office, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly both increase the cost of our enforcement actions and make it more difficult to sign licenses without litigation, changes in standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions, and any rules requiring that the losing party pay legal fees of the prevailing party could also significantly increase the cost of our enforcement actions. United States patent laws were recently amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. The America Invents Act and its implementation increases the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition. In addition, the U.S. Department of Justice has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the Department of Justice could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

Proposed legislation may affect our ability to conduct our business. There are presently pending or proposed a number of laws which, if enacted, may affect the ability of companies such as us to generate revenue from our intellectual property rights. Typically, these proposed laws cover legal actions brought by companies which do not manufacture products or supply services but seek to collect licensing fees based on their intellectual property rights and, if they are not able to enter into a license, to commence litigation. Although a number of such bills have been proposed in Congress, we do not know which, if any, bills will be enacted into law or what the provisions will be and, therefore, we cannot predict the effect, if any, that such laws, if passed by Congress and signed by the president, would provide. However, we cannot assure you that legislation will not be enacted which would impair our ability to operate by making it more difficult for us to commence litigation against a potential licensee or infringer. To the extent that an alleged infringer believes that we will not prevail in litigation, it would be more difficult to negotiate a license agreement without litigation.

The unpredictability of our revenues may harm our financial condition. Due to the nature of the licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of potential licensees and certain other factors, our revenues, if any, may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

Our success depends in part upon our ability to retain the qualified legal counsel to represent us in patent enforcement litigation. The success of our licensing business may depend upon our ability to retain the qualified legal counsel to prosecute patent infringement litigation. As our patent enforcement actions increase, it will become more difficult to find the preferred choice for legal counsel to handle all of our cases because many of these firms may have a conflict of interest that prevents their representation of us or because they are not willing to represent us on a contingent or partial contingent fee basis.

Our reliance on representations, warranties and opinions of third parties may expose us to certain material liabilities. From time to time, we may rely upon the representations and warranties of third parties, including persons claiming ownership of intellectual property rights, and opinions of purported experts.  In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties and opinions are made. By relying on these representation, warranties and opinions, we may be exposed to liability in connection with the licensing and enforcement of intellectual property and intellectual property rights which could have a material adverse effect on our operating results and financial condition.

In connection with patent enforcement actions, counterclaims may be brought against us and a court may rule unfavorably in counterclaims which may expose us and our operating subsidiaries to certain material liabilities. In connection with patent enforcement actions, it is possible that a defendant may file counterclaims against us or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions.  In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney’s fees and/or expenses to the counterclaiming defendant, which could be material, and if we or our operating subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results, our financial position and our ability to continue in business.

Trial judges and juries may find it difficult to understand complex patent enforcement litigation, and as a result, we may need to appeal adverse decisions by lower courts in order to successfully enforce our patents. It is difficult to predict the outcome of patent enforcement litigation at the trial level. It is often difficult for juries and trial judges to understand complex, patented technologies, and, as a result, there is a higher rate of successful appeals in patent enforcement litigation than more standard business litigation. Regardless of whether we prevail in the trial court, appeals are expensive and time consuming, resulting in increased costs and delayed revenue, and attorneys may be less likely to represent us in an appeal on a contingency basis especially if we are seeking to appeal an adverse decision. Although we may diligently pursue enforcement litigation, we cannot predict the decisions made by juries and trial courts.

More patent applications are filed each year resulting in longer delays in getting patents issued by the United States Patent and Trademark Office. We hold a number of pending patents and may file or acquire rights to additional patent applications. We have identified a trend of increasing patent applications each year, which we believe is resulting in longer delays in obtaining approval of pending patent applications. The application delays could cause delays in recognizing revenue, if any, from these patents and could cause us to miss opportunities to license patents before other competing technologies are developed or introduced into the market.

U.S. Federal courts are becoming more crowded, and as a result, patent enforcement litigation is taking longer. Patent enforcement actions are almost exclusively prosecuted in federal district courts. Federal trial courts that hear patent enforcement actions also hear criminal and other civil cases. Criminal cases always take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings, and, as a result, we believe that the risk of delays in patent enforcement actions will have a significant effect on our business in the future unless this trend changes.

Any reductions in the funding of the United States Patent and Trademark Office could have an adverse impact on the cost of processing pending patent applications and the value of those pending patent applications. Our primary assets are our patent portfolios, including pending patent applications before the United States Patent and Trademark Office. The value of our patent portfolios is dependent upon the issuance of patents in a timely manner, and any reductions in the funding of the United States Patent and Trademark Office could negatively impact the value of our assets. Further, reductions in funding from Congress could result in higher patent application filing and maintenance fees charged by the United States Patent and Trademark Office, causing an unexpected increase in our expenses.

The rapid development of technology may impair our ability to monetize intellectual property that we own. In order for us to generate revenue from our intellectual property, we need to offer intellectual property that is used in the manufacture or development of products. Rapid technological developments have reduced the market for products using less advanced technology. To the extent that technology develops in a manner in which our intellectual property is not a necessary element or to the extent that others design around our intellectual property, our ability to license our intellectual property portfolios or successfully prosecute litigation will be impaired. We cannot assure you that we will have rights to intellectual property for most advanced technology or that there will be a market for products which require our technology.

The intellectual property management business is highly competitive. A large number of other companies seek to obtain rights to new intellectual property and to market existing intellectual property. Most of these companies have significantly both greater resources that we have and industry contacts which place them in a better position to generate new business. Further, our financial position, our lack of executive personnel and our inability to generate revenue from our portfolio can be used against us by our competitors. We cannot assure you that we will be successful in obtaining intellectual property rights to new developing technologies.

As intellectual property enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our intellectual property. We believe that the more prevalent intellectual property enforcement actions become, the more difficult it will be for us to voluntarily license our intellectual property rights. As a result, we may need to increase the number of our intellectual property enforcement actions to cause infringing companies to license the intellectual property or pay damages for lost royalties.

Weak global economic conditions may cause potential licensees to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results. Our business depends significantly on strong economic conditions that would encourage potential licensees to enter into license agreements for our intellectual property rights. The United States and world economies have recently experienced weak economic conditions. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material adverse effect on the willingness of parties infringing on our assets to enter into settlements or other revenue generating agreements voluntarily.

If we are unable to adequately protect our intellectual property, we may not be able to compete effectively. Our ability to compete depends in part upon the strength of the intellectual property and intellectual property rights that we own or may hereafter acquire in our technologies, brands and content and our ability to protect such intellectual property rights. We rely on a combination of patent and intellectual property laws and agreements to establish and protect our patent, intellectual property and other proprietary rights. The efforts we take to protect our patents, intellectual property and other proprietary rights may not be sufficient or effective at stopping unauthorized use of our patents, intellectual property and other proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which we have rights. There may be instances where we are not able to protect or utilize our patent and other intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our patent assets and intellectual property and other proprietary rights from unauthorized use, the value of those assets may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products as those covered by our intellectual property rights. In addition, protecting our intellectual property and intellectual property rights is expensive and diverts our critical and limited managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be impaired. If it becomes necessary for us to commence legal proceedings to enforce our intellectual property rights, the proceedings could be burdensome and expensive. In addition, our intellectual property rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. We also rely on trade secrets and contract law to protect some of our intellectual property rights. We will enter into confidentiality and invention agreements with our employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to our un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Risks Concerning our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the Pink OTC Markets, Inc. under the symbol “QPRC.” There is a limited trading market for our common stock and there are frequently days on which there is no trading in our common stock. As of December 12, 2014, the last reported sale price was less than $0.01, and, with few exceptions, the price per share has been less than $0.01 for more than the past two years. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

Because our common stock is a penny stock, you may have difficulty selling our common stock in the secondary trading market. Our common stock fits the definition of a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks.  The SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to purchase and sell their shares.  The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market.  The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction.  In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction.  The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks.

Our lack on internal controls over financial reporting may affect the market for and price of our common stock. Our disclosure controls and our internal controls over financial reporting are not effective. Since we became engaged in the intellectual property management business in 2008 we have not had the financial resources to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued financial condition together with the fact that we have one full time employee makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

Our lack of a full-time chief financial officer could affect our ability to develop financial controls, which could affect the market price for our common stock. We do not have a full-time chief financial officer. At present, our chief executive officer, who does not have an accounting background, is also acting as our chief financial officer. We do not anticipate that we will be able to hire a qualified chief financial officer until our financial condition has improved significantly. The lack of an experienced chief financial officer, together with our lack of internal controls, may impair our ability to raise money through a debt or equity financing, the market for our common stock and our ability to enter into agreements with owners of intellectual property rights.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value. As of December 12, 2014, there has only been limited trading activity in our common stock.  There can be no assurance that any significant market will ever develop in our common stock in the future.  The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to general market and economic conditions:

●	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

●	the market’s perception as to our ability to generate positive cash flow or earnings from our intellectual property portfolios;

●	changes in our or securities analysts’ estimate of our financial performance;

●	our ability or perceived ability to obtain necessary funding for operations;

●	the market’s perception of the effects of legislation or court decisions on our business;

●	the anticipated or actual results of our operations;

●	the results or anticipated results of litigation by or against us;

●	changes in market valuations of other intellectual property marketing companies;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	the market’s perception or our ability to continue to make our filings with the SEC in a timely manner;

●	events or conditions relating to the enforcement of intellectual property rights;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other matters not within our control.

Legislation, court decisions and other factors affecting enforcement of intellectual property rights may affect the price of our stock. Court rulings in intellectual property enforcement actions and new legislation or proposed legislation are often difficult to understand, even when favorable or neutral to the value of our intellectual property rights and our overall business. Investors and market analysts may react without a full understanding of these matters, causing fluctuations in our stock prices that may not accurately reflect the impact of court rulings, legislation, proposed legislation or other developments on our business operations and assets.

Raising funds by issuing equity or debt securities could dilute the value of the common stock and impose restrictions on our working capital. If we were to raise additional capital by issuing equity securities, the value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the per share value of the outstanding shares, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer a dilution in value with the issuance of such additional shares. Because of the low price of our stock and our working capital deficiency, the dilution to our stockholders could be significant. We may have difficulty in raising funds through the sale of debt securities because of both our financial position, the lack of any collateral on which a lender may place a value, and the absence of any history of significant monetizing of our intellectual property rights. If we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

Our failure to have filed reports with the SEC may impair the market for and the value of our common stock. We did not file reports with the SEC since 2003. Our failure to have made such filings may affect both the market for our common stock and the value of our common stock as well as the willingness of investors to purchase our stock.

We do not intend to pay any cash dividends in the foreseeable future. We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

We do not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we actively pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology as described under “Item 1. Business.” We are not a defendant in any legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on the Pink OTC Markets, Inc. OTC Market under the trading symbol QPRC. Because we are quoted on the Pink OTC Markets, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange or another over the counter market.

The following table sets forth the high and low bid quotations of our common stock as reported as composite transactions on the Pink OTC Markets for each of the quarters during the three most recent fiscal years. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal 2013

First Quarter	$0.0025	$0.001
Second Quarter	$0.0023	$0.0009
Third Quarter	$0.0097	$0.0011
Fourth Quarter	$0.0035	$0.001

Fiscal 2012

First Quarter	$0.003	$0.001
Second Quarter	$0.002	$0.001
Third Quarter	$0.002	$0.001
Fourth Quarter	$0.002	$0.001

Fiscal 2011

First Quarter	$0.004	$0.002
Second Quarter	$0.003	$0.001
Third Quarter	$0.002	$0.001
Fourth Quarter	$0.003	$0.002

As of December 12, 2014, the closing bid quote for our common stock was $0.0016 per share.

Stockholders of Record

As of November 30, 2014, we had 456 record holders of our common stock. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2012.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
As of December 31, 2012
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	70,000,000	$0.0035	-
Total	70,000,000	$0.0035	-

As of December 31, 2011
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	75,000,000	$0.0039	-
Total	75,000,000	$0.0039	-

As of December 31, 2010
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	40,000,000	$0.0036	-
Total	40,000,000	$0.0036	-

As of December 31, 2009
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	30,000,000	$0.0049	-
Total	30,000,000	$0.0049	-

As of December 31, 2008
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	25,000,000	$0.004	-
Total	25,000,000	$0.004	-

The following is a summary of the grants of during the years from 2008 through 2012:

All of the equity compensation plans are agreements with officers and directors and other persons with which we conduct business.

During the year ended December 31, 2008, we issued warrants to purchase 25,000,000 shares of common stock as share-based compensation pursuant to executive employment agreements.  Warrants to purchase 15,000,000 shares were issued to Mr. Scahill and warrants to purchase 5,000,000 shares were issued to each of Herbert Reichlin, our then chief executive officer, chief financial officer and a director, and Burton Goldstein, our then chairman, under their respective executive employment agreements. The employment of Mr. Reichlin and Mr. Goldstein was terminated in 2014.

In March 2010, we granted to Donald DiRenzo, who was then a director, a non-qualified stock option to purchase 5,000,000 share of common stock at $0.0025. This option expired on March 9, 2013.

In August 2010, we entered into a five-year consulting agreement relating to the Data System Patent. Pursuant to this agreement, we issued Mr. Alex W. Hart an option to purchase 5,000,000 shares common stock at a price of $0.001 per share, through December 31, 2015.

During, 2011, we issued four-year warrants to purchase 30,000,000 shares of common stock at $0.004 per share, to Mr. Jon Scahill, our president, chief operating officer and director, pursuant to his executive employment agreement. In February 2011, we issued warrants to purchase 5,000,000 shares of common stock at $0.001 per share to Mr. Sol Li in connection with the February 8, 2011 agreement relating to the Financial Data Portfolio.

No warrants or options were exercised in fiscal years 2008 through 2012.

Recent sales of unregistered securities.

During the reporting period, the only issuances of equity securities were issuances of options or warrants pursuant to employment agreements with officers, a consulting agreement with Alex W. Hart and an agreement relating to patent rights to Sol Li. All issuances were made pursuant to Section 4(2) (now, Section 4(a)(2)) of the Securities Act as issuances not involving a public offering. All of these issuances are described under “Securities Authorized for Issuance under Equity Compensation Agreements.”

ITEM 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Note Regarding Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements as a result of certain factors discussed in “Risk Factors” and elsewhere in this report.

Overview

During 2003, 2004, 2005, 2006 and 2007 we did not have any significant operations. We have been engaged in the intellectual property monetization business since 2008. Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries.  We currently own, control or manage five intellectual property portfolios, which principally consist of patent rights.  As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits. We also generate revenue from management fees for managing intellectual property portfolios.

We seek to generate revenue from two sources. Our primary source of revenue is license fees pursuant to license agreements, which may be negotiated with the licensee or may be the result of the settlement of legal action commenced by us to enforce our intellectual property rights. Because of the nature of our business transactions to date, our license revenues are not distributed over the life of the patent, with the result that we do not have a continuing stream of revenue from our licensees. Our revenue typically reflects one-time license fees and payments in settlement of litigation. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us for a continuing stream of revenue, to date we have not been successful in doing so, and we cannot give you any assurance that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year. Our gross profit from license fees reflects any royalties which we pay in connection with our license. Through December 31, 2012, we did not generate any revenues from our Mobile Data Portfolio or our Data Systems Portfolio. All revenue from our Rich Media Portfolio was generated prior to 2012, and we did not generate any revenue from this portfolio during 2012. We did not generate any revenue from these portfolios in 2013.

To a lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

Liquidity and Capital Resources

At December 31, 2012, we had current assets of approximately $24,000, current liabilities of approximately $3,500,000, and a working capital deficiency of approximately $3,500,000.  We have no credit facilities.  Other than salary under the three officers’ employment agreements, we do not contemplate any other material operations in the near future. Our liabilities consist of accrued compensation to officers of approximately $3,100,000, loans from officers and stockholders of approximately $220,000 and accrued interest due to officers and shareholders of approximately $252,000. The accrued liabilities to our present and former officers and directors reflected on our balance sheet at December 31, 2012, have been cancelled during 2014.

Our only source of financing, which we will continue to rely on, is borrowing from officers and shareholders.   We believe that, because of our financial condition, our history of losses and negative cash flow from operations, our low stock price and the absence of SEC disclosure relating to us since 2003 make it difficult for us to raise funds in the debt or equity markets.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues for the year ended December 31, 2012 were approximately $261,000, a decrease of $63,000, or 20%, compared to the year ended December 31, 2011, which were approximately 324,000.  Gross profit for 2012 was approximately $183,000, a decrease of $10,000, or 5%, compared to 2011.  The decrease in both revenues and gross profit reflected a decrease in patent service fees resulting from the timing of revenue from licenses which we have entered into with respect to our intellectual property.

Operating expenses for the 2012 decreased by approximately $49,000, or 6%, from approximately $849,000 in 2011 to approximately $800,000 in 2012.  Our principal operating expense for 2012 and 2011 was executive compensation, which was approximately $750,000 for 2012 and approximately $801,000 for $2011. Executive compensation included $51,000 of stock-based compensation in 2012.  We did not incur stock-based compensation in 2012.

As a result of the foregoing, we had a net loss of approximately $642,000, or $0.003 per share (basic and diluted) for 2012 compared to net loss of approximately $681,000, or $0.003 per share (basic and diluted), for 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues for the year ended December 31, 2011 were approximately $324,000, an increase of $181,000, or 126%, compared to the year ended December 31, 2010, which was approximately $143,000.   Gross profit for 2011 was approximately $194,000, an increase of $70,000, or 57% compared to 2010.  The increase in both revenues and gross profit was due to an increase in patent service fees from our Von Kohorn Portfolio, and in 2010, we did not have any royalties payable with respect to our licensing revenues.

Operating expenses for 2011 increased by approximately $60,000, or 8%, compared to 2010.   Our principal operating expense for 2011 and 2010 was executive compensation, which was approximately $801,000 for 2011 and approximately $ 762,000 for 2010. Executive compensation includes stock-based compensation of $51,000 in 2011 and $12,500 in 2010. In 2010, we incurred a gain of $165,806 resulting from the cancellation of certain payables in 2010. We did not have any comparable expense during 2011.

As a result of the foregoing, we sustained a net loss of approximately $682,000, or $0.003 per share (basic and diluted), for 2011, compared to net loss of approximately $524,000, or $0.002 per share (basic and diluted), for 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues for the year ended December 31, 2010 were approximately $143,000, an increase of approximately $6,000, or 4%, compared to the year ended December 31, 2009, which was approximately $137,000.  Gross profit for 2010 was approximately $124,000, an increase of $31,000, or 33%, compared to 2009.  The increase in both revenues and gross profit was due to an increase in sales of our TurtlePakTM packaging products. Our gross profit also reflected a decrease in cost of sales of approximately $3,000 and a decrease in royalty expense of $21,000, since we had no royalty expenses in 2010.

Operating expenses for 2010 decreased by approximately $187,000, or 19%, compared to, 2009.  The selling, general and administrative expenses for 2010 decreased by approximately $174,000, or 18%, compared to 2009.  Our principal operating expense for 2010 and 2000 was executive compensation, which was approximately $762,000 for 2010 and approximately $792,000 for 2009. Executive compensation included stock-based compensation of $12,500 in 2010 and 42,500 in 2009. Additionally, in 2009, we incurred rent expenses of approximately $77,000, and we did not incur any rent expenses in 2010. In addition, our insurance expense of approximately $17,000 and our sales and marketing expense of approximately $33,000 in 2009 were greater than in 2010. In 2010, we incurred a gain of $165,806 related to the cancellation of certain payables.

As a result of the foregoing, we sustained a net loss of approximately $524,000, or $0.002 per share (basic and diluted), for 2010, compared to net loss of approximately $902,000, or $0.004 per share (basic and diluted), for 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues for the year ended December 31, 2009 were approximately $137,000, a decrease of approximately $461,000, or 77%, compared to the year ended December 31, 2008, which were approximately $598,000.  Gross profit for 2009 was approximately $93,000, a decrease of approximately $458,000 or 83% compared to 2008. The decrease in both revenues and gross profit was due to a decrease in patent service fees of approximately $447,000 and a decrease in packaging sales of approximately $13,000. The revenue in 2008 largely reflected licensing program management fees under our agreement with the owner of the Rich Media Portfolio, pursuant to which we received an initial payment of $150,000 in 2008, with monthly payments of $7,500 for 33.3 months, commencing in August 2008, for a total of $250,000, which payments were recognized when due.

Operating expenses for 2009 decreased by approximately $334,000, or 25%, compared to 2008.  Our principal operating expense for 2009 and 2008 was executive compensation, which was approximately $792,500 for 2009 and approximately $1,000,000 for 2008. Executive compensation included stock-based compensation of $42,500 in 2009 and $375,000 in 2008. In addition, business development expenses for 2009 were approximately $14,000 compared to approximately $25,000 for 2008. The business development for the 2008 was associated with a marketing program that began in 2008 and concluded in 2009.

As a result of the foregoing, we sustained a net loss of approximately $902,000, or $0.004 per share (basic and diluted), for 2009, compared to net loss of $758,000, or $0.003 (basic and diluted), for 2008.

Three months ended March 31, 2012 and 2011

Revenues for the three months ended March 31, 2012 were approximately $97,000, an increase of approximately $61,000, or 169%, compared to the three months ended March 31, 2011, which were approximately $36,000. Gross profit for the three months ended March 31, 2012 was approximately $89,000, an increase of approximately $64,000, or 256%, compared to the three months ended March 31, 2011. The increase in both revenue and gross profit was primarily due to an increase in patent service fees of approximately $60,000. The gross profit for the three months ended March 31, 2012, reflects licensing revenues of $82,500 and no royalty expenses. As discussed below, in the quarter ended June 30, 2012, we did not generate any licensing revenues but incurred royalty expenses of approximately $33,000.

Operating expenses for the three months ended March 31, 2012 decreased by approximately $47,000, or 19%, compared to the three months ended March 31, 2011. Our principal operating expense for the three months ended March 31, 2012 and 2011 was executive compensation, which was approximately $188,000 for the three months ended March 31, 2012 and approximately $239,000 for the three months ended March 31, 2011. Executive compensation included stock-based compensation of $51,000 in the three months ended March 31, 2011. We did not incur any stock-based compensation expense for the comparable period of 2012.

As a result of the foregoing, we sustained a net loss of approximately $119,000, or $0.001 per share (basic and diluted), for the three months ended March 31, 2012, compared to net loss of $230,000, or $0.001 per share (basic and diluted), for the three months ended March 31, 2011.

Three and six months ended June 30, 2012 and 2011

Revenues for the three months ended June 30, 2012 were approximately $6,000, a decrease of approximately $22,000, or 79%, from the comparable period of 2011, which were approximately $28,000. Revenues for the six months ended June 30, 2012 were $103,000, an increase of approximately $39,000, or 61%, from the comparable period of 2011, which was approximately $64,000. We incurred a negative gross profit of approximately $29,000 for the three months ended June 30, 2012 since we incurred royalty expenses of approximately $33,000 in the second quarter although we did not generate any licensing revenues during the quarter. Gross profit for the six months ended June 30, 2012 was approximately $60,000, which reflects the licensing revenues generated in the March quarter and the royalty expenses incurred in the June quarter. For the three and six months ended June 30, 2011, we generated a gross profit of approximately $21,000 and approximately $46,000, respectively. The changes in both revenue and gross profit were primarily due to the timing of both revenue from licenses entered into with respect to the underlying intellectual property and payment of the royalty costs associated with generating those revenues.

Operating expenses for the three and six months ended June 30, 2012 increased by approximately $7,000, or 4%, and decreased by approximately $40,000, or 9%, respectively, compared to the three and six months ended June 30, 2011. Our principal operating expense for the three and six months ended June 30, 2012 and 2011 was executive compensation, which was approximately $188,000 and $375,000 for the three and six months ended June 30, 2012, respectively, and approximately $188,000 and $426,000 for the three and six months ended June 30, 2011, respectively. Executive compensation includes stock-based compensation of $51,000 in the first quarter of 2011. We did not incur stock-based compensation expense in 2012 or in the second quarter of 2011.

As a result of the foregoing, we sustained a net loss of approximately $236,000, or $0.001 per share (basic and diluted), for the three months ended June 30, 2012 and a net loss of approximately $355,000, or $0.002 per share (basic and diluted), for the six months ended June 30, 2012, compared to net loss of $179,000, or $0.001 per share (basic and diluted), for the three months ended June 30, 2011 and a net loss of approximately $409,000, or $0.002 per share (basic and diluted), for the six months ended June 30, 2011.

Three and nine months ended September 30, 2012 and 2011

Revenues for the three months ended September 30, 2012 were approximately $141,000, an increase of approximately $98,000, or 228% of revenues for the comparable period of 2011, which were approximately $43,000. Revenues for the nine months ended September 30, 2012 were approximately $244,000, an increase of approximately $137,000, or 128%, respectively, compared to the comparable period of 2011, which were approximately $107,000. Gross profit for the three and nine months ended September 30, 2012 were approximately $108,000 and $168,000, respectively, an increase of approximately $68,000, or 170%, and approximately $82,000, or 95%, respectively, compared to the three and nine months ended September 30, 2011, respectively.

Operating expenses for the three and nine months ended September 30, 2012 increased by approximately $2,000, or 0.01%, and decreased by approximately $38,000, or 6%, respectively, compared to the three and nine months ended September 30, 2011, respectively. Our principal operating expense for the three and nine months ended September 30, 2012 and 2011 was executive compensation, which was approximately $188,000 and $566,000 for the three and nine months ended September 30, 2012, respectively, and approximately $188,000 and $614,000 for the three and nine months ended September 30, 2011, respectively. Executive compensation includes stock-based compensation of $51,000 in the first quarter of 2011. We did not incur stock-based compensation expense in 2012 or in the second and third quarters of 2011.

As a result of the foregoing, we sustained a net loss of approximately $100,000, or $0.000 per share (basic and diluted), for the three months ended September 30, 2012 and a net loss of approximately $454,000, or $0.002 per share (basic and diluted), for the nine months ended September 30, 2012, compared to net loss of $166,000, or $0.001 per share (basic and diluted), and $574,000, or $0.003 per share (basic and diluted), for the three and nine months ended September 30, 2011, respectively.

Significant Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the salability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Going Concern

As shown in the accompanying consolidated financial statements, we have incurred recurring losses and have an accumulated deficit as of more than $13,000,000 as of December 31, 2012 and a negative working capital of more than $3,500,000 as of the same date.  Accrued compensation and obligations in the total amount of $4,170,313 to present and former officers and directors included in liabilities at December 31, 2012 have been cancelled by the officers and directors during 2014. For 2012, we generated minimal revenues in its operations and a negative cash flow from operations. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing. We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all. Our audit report for the year ended December 31, 2012, does not include a going concern qualification since we have continued in operation for more than twelve months from the date of the financial statements. Unless we take steps to remedy these conditions, these factors will raise substantial doubt about our ability to continue as a going concern, and our auditor’s report for years subsequent to 2012 may include a going concern qualification.

Accounts Receivable

Accounts receivable, which generally relate to sales of our TurtlePakTM packaging materials, are recorded at the invoiced amount. Any allowance for doubtful accounts is our best estimate of the amount of probable losses to us from existing accounts receivable. No allowance for doubtful accounts was recorded for the years ended December 31, 2008 through 2012.

Intangible Assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives whichever is shorter and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2012, 2011, 2010, 2009, and 2008 there was no impairment of long-lived assets.

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable and, (iv) the collectability of amounts is reasonable assured.

License Service Fees

In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by us. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, we have no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on our part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for the term agreement renewals, and when all other revenue recognition criteria have been met.

Certain of our revenue arrangements provide for future royalties or additional required payments based on future licensee activities. Additional royalties are recognized in revenue upon resolution of the related contingency provided that all revenue recognition criteria, as described above, have been met. Amounts of additional royalties due under these license agreements, if any, cannot be reasonably estimated by management. Amounts related to revenue arrangements that do not meet the revenue recognition criteria described above are deferred until the revenue recognition criteria are met.

We assess the collectability of fees receivable based on a number of factors, including past transaction history and credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash.

Sales

Our packaging operation customers are end users. Revenue, less reserves for returns, is recognized upon shipment to the customer.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements start on Page F-1

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2012, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of December 31, 2012, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2012, management identified material weaknesses related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2012.

Management has determined that our internal audit function is significantly deficient due to insufficient segregation of duties within accounting functions.

Due to our size and nature, segregation of all conflicting duties is not possible. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals. Since we became engaged in the intellectual property management business in 2008 we have not had the financial resources to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. Due to the nature of this material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could occur that would not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2012, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On December 1, 2014, our board of directors approved amended and restated bylaws. The following is a summary of the principal changes in the bylaws.

Old bylaws	Restated and amended bylaws

The number of directors is three unless otherwise determined by the directors	The number of directors shall be not less than one nor more than nine, as the board of directors shall determine

If a director is removed by the stockholders, the director’s replacement shall be elected at the same meeting at which the removal is effected.	If a director is removed by the stockholders, the director’s replacement shall be elected at the same meeting at which the removal is effected. Otherwise, the board has the power to fill vacancies.

No salary shall be paid to directors for service as a director.	The board has the authority to provide for compensation for directors.

We can provide indemnification for reasonable expenses incurred in an action, suit or proceeding by reason of the fact that he was a director or officer. The amount of indemnification shall be fixed by the board of directors except that if there is no disinterested majority of the board available, the amount shall be fixed pursuant to arbitration	With certain limited exceptions, we will indemnify our officers and directors with respect to actions, suits or proceedings not brought in our name and in our name. The indemnification includes both expenses and any amounts paid in judgment, fine and settlement. The bylaws provide that indemnification, unless ordered by a court, shall be determined by (i) by a majority vote of the directors who are not parties to such action, suit or proceeding, even though less than a quorum, or (ii) by a committee of such directors designated by a majority vote of such directors, even though less than a quorum, or (iii) if there are no such directors, or if such directors so direct, by independent legal counsel in a written opinion or (iv) by the stockholders (but only if a majority of the directors who are not parties to such action, suit or proceeding, if they constitute a quorum of the Board of Directors, presents the issue of entitlement to indemnification to the stockholders for their determination).

The bylaws can be amended by directors and stockholders; provided, that the directors cannot amend the by-laws to change the quorum or the filling of vacancies in the board resulting from the removal by stockholders.	The bylaws may be amended, altered or repealed by the vote of a majority of the board of directors; provided, however, that the holders of two-thirds of the outstanding stock of the Corporation entitled to vote in respect thereof, may, by their vote given at an annual meeting or at any special meeting, amend or repeal any Bylaw made by the Board of Directors; provided, however, that no such change to any Bylaw shall alter, modify, waive, abrogate or diminish the Corporation’s obligation to provide the indemnity called for by the bylaws, the certificate of incorporation or applicable law.

The bylaws provide a procedure action by stockholders can propose nominees for director or matters to be voted at a meeting of shareholders and sets for requirements for potential candidates for nomination as director.

The bylaws provide that we shall be entitled to bring a lawsuit against any stockholder that shall sue or otherwise commence an action against us for reimbursement of our litigation expenses in the event that such stockholder is not successful in proving a substantial portion of the material claims filed against us. In the event that we and the stockholder shall settle the litigation, the stockholder shall not be responsible for our litigation expenses.

In November 2014, we entered into indemnification agreements with our directors and officers.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jon C. Scahill	38	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	47	Chief technology officer and director
Dr. William Ryall Carroll	39	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The board of directors elects officers, who serve at the discretion of the board of directors.

Jon C. Scahill has been president and chief executive officer since January 2014 and a director since 2007.  He was appointed secretary in April 2014.  He also served as president and chief operating officer from May 2007 to December 2013. From December 2006 to May 2007, Mr. Scahill was founder and managing director of the Urban-Rigney Group, LLC, a private consultancy specializing in new business/new venture development, operations optimization, and strategic analysis. Prior to launching his consultancy business, Mr. Scahill held numerous positions in sales and marketing, technical management, and product development in the consumer products/flexible packaging arena. Mr. Scahill holds a B.S. in chemical engineering from the University of Rochester and a MBA in finance, strategy and operations from Rochester's Simon Graduate School of Business. In May 2014, Mr. Scahill received his JD from Pace Law School. Mr. Scahill is a registered patent agent admitted to practice before the United States Patent and Trademark Office.

Timothy J. Scahill has a director since October 2014 and our chief technology officer since 2007. Mr. Scahill is also currently a managing partner of Managed Services Team LLC, an IT services provider. Prior to Managed Services Team, he was president of Layer 8 Group, Inc. from August 2005 to December 2012, at which time Layer 8 merged with Structured Technologies Inc. to form Managed Services Team LLC. In his roles he has taken the responsibility for business strategy, acquisition, execution, as well as financial management. His entrepreneurial acumen and proven record of successful management with sole discretionary responsibility, demonstrate the scope of his capability and his value to delivering results. He serves on the boards of the Upstate New York Technology Council, is an investor in Greater Rochester Enterprise, Pariemus Rochester and also serves on the Corporate Advisory Board for Habitat for Humanity. He is a member of Greater Rochester Enterprise and CEO Roundtable Chair.

Dr. William Ryall Carroll has been a director since October 2014. Dr. Carroll has been associate professor and chairman of the marketing department, St. John’s University College of Business since July 2014. From September 2008 until June 2014, Dr. Carroll was an assistant professor in the marketing department of St. John’s University College of Business. Dr. Carroll is founder, chief executive officer and owner of Raiserve Inc., a web-based platform for monetizing non-profit programmatic work in the area of service formed in October 2014. Dr. Carroll’s research focuses on consumer behavior and behavioral decision theory. Dr. Carroll's work has been published in top academic journals including the Journal of Advertising, Marketing Letters, as well in books such as Psycholinguistic Phenomena in Marketing Communications. In addition to his research Dr. Carroll has taught Marketing at the executive, graduate and undergraduate level across in the United States, Europe and Asia. Prior to pursuing his academic career, Dr. Carroll held various marketing positions at NOP Worldwide Marketing Research Company and Ralston Purina Company. Dr. Carroll earned his BA in Economics from the University of Rochester, his MS in Marketing Research from the University of Texas in Arlington, and his PhD from City University of New York – Baruch College.

Timothy J. Scahill and Jon C. Scahill are first cousins.

Our directors are appointed for a one-year term to hold office until the next annual meeting of stockholders or until removed from office in accordance with our bylaws.

Director Independence

Dr. Carroll is an “independent” director based on the definition of independence in the listing standards of the NYSE.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officers, principal financial officer, principal accounting officer or controller, or persons performing similar functions, since we have been focusing our efforts on developing our business. We expect to adopt a code as we develop our business.

Committees of the Board of Directors

We do not have any committees of our board of directors.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and directors and persons who own more than 10% of a registered class of our equity securities to file with the Securities and Exchange Commission initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Executive officers, directors and greater than 10% shareholders are required by the Securities and Exchange Commission regulations to furnish our company with copies of all Section 16(a) reports they file.

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2012, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that Jon Scahill was late in filing his Form 3 and Form 4. Other individuals who were directors but are no longer directors either failed to file Form 3 or were late in filing.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the period through December 31, 2012, earned by or paid to our executive officers. The value attributable to any Option Awards and Stock Awards reflects the grant date fair values of stock awards calculated in accordance with FASB Accounting Standards Codification Topic 718; as described further in Note 4 – Warrants and Stock Options – Warrants, to our consolidated year-end financial statements, a discussion of the assumptions made in the valuation of these option awards and stock awards..

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Burton Goldstein, Chairman and Secretary	2012 2011 2010 2009 2008 2007 2006 2005 2004 2003	200,000 200,000 200,000 200,000 166,666 150,000 150,000 150,000 150,000 150,000	- - - - - - - - - -	- - - - - - - - - -	- - - - 75,000 - - - - -	- - - - - - - - - -	- - - - - - - - - -	- - - - - - - - - -	200,000 200,000 200,000 200,000 241,666 150,000 150,000 150,000 150,000 150,000
Herbert Reichlin, CEO, CFO, Treasurer	2012 2011 2010 2009 2008 2007 2006 2005 2004 2003	250,000 250,000 250,000 250,000 208,334 150,000 150,000 150,000 150,000 150,000	- - - - - - - - - -	- - - - - - - - -	- - - - 75,000 - - - - -	- - - - - - - - - -	- - - - - - - - - -	- - - - - - - - - -	250,000 250,000 250,000 250,000 283,334 150,000 150,000 150,000 150,000 150,000
Jon Scahill, COO and President	2012 2011 2010 2009 2008	300,000 300,000 300,000 300,000 250,000	- - - - -	- - - - -	- 51,000 - - 225,000	- - - - -	- - - - -	- - - - -	300,000 351,000 300,000 300,000 475,000

Employment Agreements

On March 1, 2008, we entered into an employment agreement with Jon C. Scahill, pursuant to which we employed Mr. Scahill as our president and chief operating officer for a period of ten years, subject to renewal, for an annual salary of $300,000. Pursuant to the agreement, we issued Mr. Scahill ten-year warrants to purchase 15,000,000 shares common stock at an exercise price of $0.004 per share, which vested upon execution of the employment agreement, and agreed to issue to Mr. Scahill on the third anniversary of the date of execution of his employment agreement, seven-year warrants to purchase 30,000,000 shares of common stock at an exercise price of $0.004 per share, which we issued in 2011 and which vested on issuance, and we agreed to issue to Mr. Scahill on the fifth anniversary of the execution of his employment agreement, five-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.004 per share, which we issued in 2013, and such warrants to vest on issuance.

On October 30, 2014, we entered into a restated employment agreement with Mr. Jon Scahill, which was superseded by a restated employment agreement dated as of November 30, 2014. Pursuant to the restated employment agreement, which we agreed to employ Mr. Scahill as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. Mr. Scahill is entitled to a bonus if we meet or exceed performance criteria established by the compensation committee. Mr. Scahill is also eligible to participate in any executive incentive plans which we may adopt. Pursuant to the agreement, we issued to Mr. Scahill warrants to purchase 60,000,000 shares, representing the warrants that had been previously covered in his prior employment agreement but which had never been issued, and we issued to Mr. Scahill a restricted stock grant for 30,000,000 shares which vests on January 15, 2015 unless Mr. Scahill is not employed by us other than as a result of his death or disability. Mr. Scahill has the rights of a stockholder with respect to these shares, including the right to vote, subject to forfeiture in the event that the shares do not vest. In the event that we terminate Mr. Scahill’s employment other than for cause or as a result of his death or disability, we will pay him severance equal to his salary for the balance of the term and, if he received a bonus for the previous year, an amount equal to that bonus, as well as continuation of his insurance benefits. Mr. Scahill also waived accrued compensation of $1,167,705, representing his accrued salary for periods prior to January 1, 2014. The restated employment agreement also include mutual general releases between Mr. Scahill and us.

On March 1, 2008, we entered into an employment agreement with Burton Goldstein, pursuant to which we employed Mr. Goldstein as our chairman and secretary for a period of seven years, at an annual salary of $200,000. Pursuant to the employment agreement, we issued Mr. Goldstein seven-year warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. On October 10, 2014, we entered into a separation agreement and mutual general release with Mr. Goldstein whereby Mr. Goldstein forgave all loans, accrued interest, accrued salary and accrued benefits and released us from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including the employment agreement dated March 1, 2008. Mr. Goldstein resigned as a director. We agreed that Mr. Goldstein would retain the warrants granted under the employment agreement dated March 1, 2008 and that we would pay Mr. Goldstein 3.25% of our net revenues, provided that our net revenues exceed $1,500,000, up to the aggregate amount of $250,000 with payments in any year not to exceed $125,000. The total accrued compensation and other obligations waived by Mr. Goldstein was $1,342,606.

On March 1, 2008, we entered into an employment agreement with Herbert Reichlin, pursuant to which we employed Mr. Reichlin as our chief executive officer, chief financial officer and treasurer for a period of ten years for an annual salary of $250,000. Pursuant to the employment agreement, we issued Mr. Reichlin ten-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. In June 2014 Mr. Reichlin’s employment with us was terminated. On October 10, 2014, we entered into a separation agreement and mutual general release with Mr. Reichlin whereby Mr. Reichlin forgave all loans, accrued interest, accrued salary, accrued benefits and released us from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including the employment agreement dated March 1, 2008, at any time between Mr. Reichlin and us. Mr. Reichlin resigned as a director and agreed not seek re-election for a period of 36 months. We agreed that Mr. Reichlin would retain the warrants granted under the employment agreement dated March 1, 2008 and that we would pay Mr. Reichlin 3.25% of our net revenues, provided that our net revenues exceed $1,500,000, up to the aggregate amount of $700,000 with payments in any year not to exceed $300,000. The total accrued compensation and other obligations waived by Mr. Reichlin was $1,660,002.

Outstanding Equity Awards at Fiscal Year-End (December 31, 2012)

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2012.

Name	Option awards							Stock awards
	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Burton Goldstein	5,000,000	(1)				0.004	March 1, 2015

Herbert Reichlin	5,000,000	(2)				0.004	March 1, 2018

Jon Scahill	15,000,000 30,000,000	(3) (4)		15,000,000	(5)	0.004	March 1, 2018

(1)	On March 1, 2008, we issued to Mr. Goldstein seven-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share pursuant to his employment agreement. The warrants vested upon issuance.
(2)	On March 1, 2008, we issued to Mr. Reichlin ten-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.
(3)	On March 1, 2008, we issued to Mr. Scahill ten-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.
(4)	On March 1, 2011, we issued to Mr. Scahill seven-year warrants to purchase 30,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.
(5)	On March 1, 2013, we issued to Mr. Scahill five-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.

The warrants described above with respect to Mr. Scahill had not been issued at the time of his restated employment agreement. Pursuant to that agreement, we issued Mr. Scahill a warrant to purchase 60,000,000 shares on October 30, 2014.

Directors’ Compensation

The following summary compensation table sets forth information concerning compensation in for services rendered in all capacities during the reporting periods, all of which were issued in 2010, earned by or paid to our directors who are not named in the Summary Compensation Table. The value attributable to any option awards reflects the grant date fair values of awards calculated in accordance with Accounting Standards Codification Topic 718.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Donald DiRenzo			12,500	(1)				12,500

(1)	On March 9, 2010, we granted Mr. DiRenzo a non-qualified stock option to purchase 5,000,000 shares of common stock at $0.0025 per share. This option expired on March 9, 2013. Mr. DiRenzo is no longer a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of November 30, 2014, by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of November 30, 2014.

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jon C. Scahill (2)	91,000,000	28.2%
Herbert Reichlin (3) 19 Fortune Lane Jericho, New York 11573	16,316,000	6.1%
Burton Goldstein (4) 22 Herb Hill Rd. Glen Cove, New York 11547	14,283,333	5.3%
Dr. William Ryall Carroll	484,633	*
Timothy J. Scahill	5,000	*
All officers and directors as a group (three individuals)	91,489,633	28.3%

* less than 1%.

(1)	The address of Mr. Jon C. Scahill, Dr. Carroll and Mr. Timothy J. Scahill is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.
(2)	The shares beneficially owned by Mr. Jon Scahill represent (a) 1,000,000 shares of common stock owned by him, (b) 30,000,000 shares of common stock issued pursuant to the restricted stock grant pursuant to his restated employment agreement, and (c) 60,000,000 shares of common stock issuable upon exercise of a warrant at an exercise price of $0.004 per share through March 1, 2018. The 30,000,000 shares issued pursuant to the restricted stock grant vest on January 15, 2015 unless Mr. Scahill ceases to be employed by us other than as a result of his death of disability. Thus, Mr. Scahill has the sole right to vote and dispose of these shares, except that these shares cannot be transferred until the shares are vested and his voting and other rights to such shares are subject to forfeiture in the event that the shares do not vest.
(3)	The shares beneficially owned by Mr. Reichlin include 5,000,000 shares issuable upon the exercise of warrants.
(4)	The shares beneficially owned by Mr. Goldstein include 5,000,000 shares issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Managed Services Team LLC, an entity for which by Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us.  We are obligated to pay for these services at usual and customary rates. In 2012, the cost of these services was approximately $1,500.

Director Independence

Dr. Carroll is an “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

For the periods ended December 31, 2012, 2011, 2010, 2009, and 2008, we engaged Malone Bailey, LLP, as our independent auditor. For the years ended December 31, 2012, 2011, 2010, 2009, and 2008, we incurred fees as discussed below, all of which were paid and accrued in 2012:

Fiscal Year Ended
	December 31, 2012	December 31, 2011

Audit fees	$28,000	-
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements. All other fees relate to professional services rendered in connection with the review of the quarterly financial statements.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company
3.2	Bylaws of the Company
10.1	Employment Agreement dated March 1, 2008 between the issuer and between the Company and Burton Goldstein
10.2	Separation Agreement and Mutual General Release dated October 10, 2014 between the Company and Burton Goldstein
10.3	Employment Agreement dated March 1, 2008 between the issuer and between the Company and Herbert Reichlin
10.4	Separation Agreement and Mutual General Release dated October 10, 2014 between the Company and Herbert Reichlin
10.5	Restated Employment Agreement dated as of November 30, 2014 between the issuer and between the Company and Jon C. Scahill
10.6	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill.
10.7	License Agreement dated March 26, 2008 between the Company and Emerging Technologies Trust
10.8	Licensing Services Agreement dated July10, 2008 between the Company and Balthaser Online, Inc.
10.9	Patent Purchase Agreement dated December 21, 2009 between Company and Intertech Holdings, LLC
10.10	Consulting Agreement dated August 11, 2010 between the Company and Alex W. Hart
10.11	Agreement dated February 8, 2011 between the Company and Sol Li
10.12	Agreement dated June 26, 2013 between the Company and The Betting Service Ltd. and Neil Riches
10.13	Funding Agreement dated March 13, 2014 between the Company and Longford Capital Fund I, LP (confidential treatment requested)#
10.14	Agreement dated April 1, 2014 between the Company and Allied Standard Limited
10.15	Form of warrant issued to Messrs. Goldstein and Reichlin
10.16	Form of warrant issued to Mr. Jon C. Scahill
10.17	Form of indemnification agreement
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema Document*
101.CAL	XBRL Taxonomy Calculation Document*
101.DEF	XBRL Taxonomy Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

# Certain portions of this exhibit have been omitted pursuant to a request for confidential treatment. The omitted information has been filed separately with the SEC.

* In accordance with Rule 406T of Regulation S-T, the XBRL related information in Exhibit 101 shall not be deemed to be “filed” for purposes of Section 18 of the Exchange Act, or otherwise subject to the liability of that section, and shall not be incorporated by reference into any registration statement or other document filed under the Securities Act of 1933, as amended, or the Exchange Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date December 15, 2014

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Name: Jon C. Scahill
Title: Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated. Each person whose signature appears below hereby authorizes Jon C. Scahill as his true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution for him or her and in his or her name, place and stead, in any and all capacities to sign any and all amendments to this report, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission.

Signature	Title	Date

/s/ Jon C. Scahill	Director, chief executive officer, acting chief financial officer and president (principal executive, financial and accounting officer)	December 15, 2014
Jon C. Scahill

/s/ Timothy J. Scahill	Director	December 15, 2014
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	December 15, 2014
Dr. William Ryall Carroll

QUEST PATENT RESEARCH CORPORATION

(FORMERLY QUEST PRODUCTS CORPORATION)

DECEMBER 31, 2012

Index to Financial Statements

Page
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM	F-2

Consolidated Balance Sheets for the years ended December 31, 2012, 2011, 2010, 2009 and 2008	F-3

Consolidated Statements of Operations for the years ended December 31, 2012, 2011, 2010, 2009 and 2008	F-4

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) for the years ended December 31, 2012, 2011, 2010, 2009 and 2008	F-5

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, 2010, 2009 and 2008	F-6

Consolidated Balance Sheets (Unaudited) for the quarters ended March 31, 2011; June 30, 2011; September 30, 2011; March 31, 2012, June 30, 2012; and September 30, 2012	F-7

Consolidated Statements of Operations (Unaudited) for the three months ended March 31, 2011 and 2012; the three months ended June 30, 2011 and 2012; the three months ended September 30, 2011 and 2012; the six months ended June 30, 2011 and 2012; and the nine months ended September 30, 2011 and 2012	F-8

Consolidated Statement of Cash Flows (Unaudited) for the quarters ended March 31, 2012 and 2011; June 30, 2012 and 2011; September 30, 2012 and 2011	F-9

Consolidated Balance Sheets (Unaudited) for the years ended December 31, 2007, 2006, 2005, 2004 and 2003	F-10

Consolidated Statements of Operations (Unaudited) for the years ended December 31, 2007, 2006, 2005, 2004 and 2003	F-11

Consolidated Statements of Changes in Stockholders’ Equity (Deficit) (Unaudited) for the years ended December 31, 2007, 2006, 2005, 2004 and 2003	F-12

Consolidated Statements of Cash Flows (Unaudited) for the years ended December 31, 2007, 2006, 2005, 2004 and 2003	F-13

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS	F-14

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Quest Patent Research Corporation

(Formerly Quest Products Corporation)

Jericho, New York

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2012, 2011, 2010, 2009 and 2008, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Patent Research Corporation, Inc. and its subsidiaries as of December 31, 2012, 2011, 2010, 2009 and 2008, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

December 11, 2014

Quest Patent Research Corporation and Subsidiaries (Formerly Quest Products Corporation) Consolidated Balance Sheets

	As of December 31,
	2012	2011	2010	2009	2008
ASSETS
Current assets
Cash and cash equivalents	$18,579	$42,242	$11,857	$436	$145,790
Accounts receivable	5,816	1,475	6,522	5,145	26,542
Security deposit	-	-	-	-	16,000
Total current assets	24,395	43,717	18,379	5,581	188,332

Total assets	$24,395	$43,717	$18,379	$5,851	$188,332
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$-	$-	$-	$161,306	$161,306
Accrued officers’ compensation	3,071,205	2,473,804	1,844,000	1,178,400	522,400
10% Loans payable – Officers/Directors	79,490	79,490	79,490	79,490	79,490
10% Loans payable – third party	138,000	138,000	138,000	138,000	138,000
Accrued interest	239,581	217,832	196,083	174,334	152,585
Security deposits payable	-	-	-	4,500	4,500
Total current liabilities	3,528,276	2,909,126	2,257,573	1,736,030	1,058,281

Total liabilities	3,528,276	2,909,126	2,257,573	1,736,030	1,058,281
Stockholders' Deficit
Preferred Stock – Par Value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 233,038,334, for the years ended 2012, 2011, 2010, 2009 and 2008, respectively	6,991	6,991	6,991	6,991	6,991
Additional paid-in capital	9,551,279	9,551,279	9,500,279	9,487,779	9,445,279
Accumulated deficit	(13,064,810)	(12,423,666)	(11,743,435)	(11,219,513)	(10,317,463)
Total Quest Patent Research Corporation deficit	(3,506,540)	(2,865,396)	(2,236,165)	(1,724,743)	(865,193)

Non-controlling interest in subsidiaries	2,659	(13)	(3,029)	(5,706)	(4,756)

Total stockholders’ deficit	(3,503,881)	(2,865,409)	(2,239,194)	(1,730,449)	(869,949)

Total liabilities and stockholders’ deficit	$24,395	$43,717	$18,379	$5,581	$188,332

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

(Formerly Quest Products Corporation)

Consolidated Statements of Operations

	For the years ended December 31,
	2012	2011	2010	2009	2008
Revenues
Sales	$43,475	$49,246	$53,249	$46,601	$60,287
Patent service fees	217,500	275,072	90,000	90,000	537,456
	260,975	324,318	143,249	136,601	597,743
Cost of goods sold:
Cost of sales	15,975	22,178	19,703	23,024	26,171
Royalties	61,564	108,621	-	21,000	21,000
	77,539	130,799	19,703	44,024	47,171
Gross profit (loss)	183,436	193,519	123,546	92,577	550,572

Operating expenses
Selling, general and administrative expenses	800,158	848,985	787,848	961,920	1,285,673
Research and other expenses – business development	-	-	1,000	14,172	24,747

Total operating expenses	800,158	848,985	788,848	976,092	1,310,420

Loss from operations	(616,722)	(655,466)	(665,302)	(883,515)	(759,848)

Other income (expense)
Interest income	-	-	-	84	779
Other income				2,180	-
Other expenses					(777)
Gain on write-off of accounts payable and accrued liabilities			165,806
Gain on write-off of loans					19,265
Interest expense	(21,750)	(21,749)	(21,749)	(21,749)	(21,749)
	(21,750)	(21,749)	144,057	(19,485)	(2,482)

Net income (loss)	(638,472)	(677,215)	(521,245)	(903,000)	(762,330)
Net loss attributable to non-controlling interest in subsidiaries	(2,672)	(3,016)	(2,677)	950	4,756
Net Loss Attributable to Quest Patent Research Corporation	$(641,144)	$(680,231)	$(523,922)	$(902,050)	$(757,574)

Earnings (loss) per share Basic and Diluted	$(0.003)	$(0.003)	$(0.002)	$(0.004)	$(0.003)

Weighted average shares outstanding – Basic and Diluted	233,038,334	233,038,334	233,038,334	233,038,334	233,038,334

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

(Formerly Quest Products Corporation)

Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in		Non-controlling Interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2007	233,038,334	$6,991	$6,303,166	$(9,559,889)	$-	$(3,249,732)

Compensation expense relating to warrants/options	-	-	375,000	-	-	375,000

Write off of deferred salaries and expense to related parties	-	-	2,767,113	-	-	2,767,113

Net loss	-	-	-	(757,574)	(4,756)	(762,330)

Balances as of December 31, 2008	233,038,334	6,991	9,445,279	(10,317,463)	(4,756)	(869,949)

Compensation expense relating to warrants/options	-	-	42,500	-	-	42,500

Net loss	-	-	-	(902,050)	(950)	(903,000)

Balances as of December 31, 2009	233,038,334	6,991	9,487,779	(11,219,513)	(5,706)	(1,730,449)

Compensation expense relating to warrants/options	-	-	12,500	-	-	12,500

Net loss	-	-	-	(523,922)	2,677	(521,145)

Balances as of December 31, 2010	233,038,334	6,991	9,500,279	(11,743,435)	(3,029)	(2,239,194)

Compensation expense relating to warrants	-	-	51,000	-	-	51,000

Net loss	-	-	-	(680,231)	3,016	(677,215)

Balances as of December 31, 2011	233,038,334	6,991	9,551,279	(12,423,666)	(13)	(2,865,409)

Net loss	-	-	-	(641,144)	2,672	(638,472)

Balances as of December 31, 2012	233,038,334	$6,991	$9,551,279	$(13,064,810)	$2,659	$(3,503,881)

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

(Formerly Quest Products Corporation)

Consolidated Statements of Cash Flows

	For the year ended December 31,
	2012	2011	2010	2009	2008

Cash flows from operating activities:
Net loss	$(641,144)	$(680,231)	$(523,922)	$(902,050)	$(757,574)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Earnings Attributable to Non-Controlling Interest	2,672	3,016	2,677	(950)	(4,756)
Share-based compensation		51,000	12,500	42,500	375,000
Gain on write-off of investment					777
Gain on write-off of accounts payable and accrued liabilities	-	-	(165,806)	-	-
Gain on Write-off of loans					(19,265)

Changes in operating assets and liabilities:
Accounts receivable	(4,341)	5,047	(1,377)	21,397	(26,542)
Accounts payable and accrued expenses	619,150	651,553	687,349	677,749	594,150
Security deposit	-	-	-	16,000	(16,000)

Net cash provided by (used) in operating activities	(23,663)	30,385	11,421	(145,354)	145,790

Net increase (decrease) in cash and cash equivalents	(23,663)	30,385	11,421	(145,354)	145,790

Cash and cash equivalents at beginning of year	42,242	11,857	436	145,790	-

Cash and cash equivalents at end of year	$18,579	$42,242	$11,857	$436	$145,790

Non Cash Financing Activities
Accrued salary capital contribution	-	-	-	-	2,767,113

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries
(Formerly Quest Products Corporation)
Consolidated Balance Sheets
(Unaudited)

	September 30, 2012	June 30, 2012	March 31, 2012	September 30, 2011	June 30, 2011	March 31, 2011
ASSETS
Current assets
Cash and cash equivalents	$43,951	$-	$82,910	$10,006	$6,976	$11,177
Total current assets	43,951	-	82,910	10,006	6,976	11,177

Total assets	43,951	-	82,910	10,006	6,976	11,177

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Bank Overdraft		2,812
Accrued officers’ compensation	2,910,351	2,762,671	2,625,660	2,340,500	2,178,500	2,010,000
10% Loans payable - Officers/Directors	79,490	85,990	79,490	79,490	79,490	79,490
10% Loans payable - Third parties	138,000	138,000	138,000	138,000	138,000	138,000
Accrued interest	234,143	228,706	223,269	212,394	206,957	201,520
Total current liabilities	3,361,984	3,218,979	3,066,419	2,770,384	2,602,947	2,429,010
Total liabilities	3,361,984	3,218,979	3,066,419	2,770,384	2,602,947	2,429,010

Stockholders' Deficit
Preferred Stock – Par value $ .00003 – authorized 10,000,000 shares – no shares issued and outstanding
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 233,038,334 as of September 30, June 30, and March 31 of 2012 and 2011 respectively	6,991	6,991	6,991	6,991	6,991	6,991
Additional paid-in capital	9,551,279	9,551,279	9,551,279	9,551,279	9,551,279	9,551,279
Accumulated deficit	(12,877,814)	(12,778,197)	(12,542,277)	(12,317,677)	(12,151,773)	(11,973,284)
Total Quest Patent Research Corporation deficit	(3,319,544)	(3,219,927)	(2,984,007)	(2,759,407)	(2,593,503)	(2,415,014)

Non-controlling interest in subsidiaries	1,511	948	498	(971)	(2,468)	(2,819)

Total stockholders’ deficit	(3,318,033)	(3,218,979)	(2,983,509)	(2,760,378)	(2,595,971)	(2,417,833)

Total liabilities and stockholders’ deficit	$43,951	$-	$82,910	$10,006	$6,976	$11,177

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries
(Formerly Quest Products Corporation)
Consolidated Statements of Operations
(Unaudited)

	For the three months ended March 31		For the three months ended June 30		For the three months ended September 30		For the six months ended June 30		For the nine months ended September 30
	2012	2011	2012	2011	2012	2011	2012	2011	2012	2011
Revenues
Sales	14,801	13,369	5,729	10,959	10,759	18,141	20,530	$24,328	$31,289	$42,469
Patent service fees	82,500	22,500	-	17,475	130,000	25,000	82,500	39,975	212,500	64,975
	97,301	35,869	5,729	28,434	140,759	43,141	103,030	64,303	243,789	107,444

Cost of goods sold:
Cost of sales	8,131	10,812	1,178	7,403	5,058	3,122	9,309	18,215	14,367	21,337
Royalties	-	-	33,437	-	28,128	-	33,437	-	61,565	-
	8,131	10,812	34,615	7,403	33,186	3,122	42,746	18,215	75,932	21,337
Gross profit (loss)	89,170	25,057	(28,886)	21,031	107,573	40,019	60,284	46,088	167,857	86,107

Operating expenses
Selling, general and administrative expenses (including non-cash stock based compensation expense of $51,000 in 2011)	201,833	249,259	201,147	193,732	201,190	198,987	402,980	442,991	604,170	641,981

Total operating expenses	201,833	249,259	201,147	193,732	201,190	198,987	402,980	442,991	604,170	641,981

Loss from operations	(112,663)	(224,202)	(230,033)	(172,701)	(93,617)	(158,968)	(342,696)	(396,903)	(436,314)	(555,874)

Other income (expense)
Interest expense	(5,437)	(5,437)	(5,437)	(5,437)	(5,437)	(5,437)	(10,874)	(10,874)	(16,311)	(16,311)

Net income (loss)	(118,100)	(229,639)	(235,470)	(178,138)	(99,054)	(164,405)	(353,570)	(407,777)	(452,625)	(572,185)

Net loss attributable to non-controlling interest in subsidiaries	(511)	(210)	(450)	(351)	(563)	(1,497)	(961)	(561)	(1,524)	(2,058)
Net Loss Attributable to Quest Patent Research Corporation	(118,611)	(229,849)	(235,920)	(178,489)	(99,617)	(165,902)	(354,531)	$(408,338)	$(454,149)	$(574,243)

Earnings (loss) per share Basic and Diluted	(0.0005)	(0.0011)	(0.0010)	(0.0008)	(0.0004)	(0.0007)	(0.0015)	$(0.0018)	$(0.0020)	$(0.0026)

Weighted average shares outstanding - Basic and Diluted	233,038,334	233,038,334	233,038,334	233,038,334	233,038,334	233,038,334	233,038,334	233,038,334	233,038,334	233,038,334

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries
(Formerly Quest Product Corporation)
Consolidated Statements of Cash Flows
(Unaudited)

	For the three months ended March 31		For the six months ended June 30		For the nine months ended September 30
	2012	2011	2012	2011	2012	2011

Cash flows from operating activities:
Net loss	$(118,611)	$(229,849)	$(354,531)	$(408,338)	$(454,149)	$(574,243)
Earnings attributable to non-controlling interest	511	210	961	561	1,524	2,058
Share-based compensation	-	51,000	-	51,000	-	51,000

Changes in operating assets and liabilities:
Accounts receivable	1,475	6,522	1,475	6,522	1,475	6,522
Accrued expenses	157,293	171,437	302,353	345,374	452,859	512,812

Net cash provided by (used) in operating activities	40,668	(680)	(49,742)	(4,881)	1,709	(1,851)

Cash flows from financing activities:
Repayments on officer loans	-	-	-	-	(7,500)	-
Proceeds from officer loans	-	-	7,500	-	7,500	-
Net cash provided by in financing activities	-	-	7,500	-	-	-

Net increase (decrease) in cash and cash equivalents	40,668	(680)	(42,242)	(4,881)	1,709	(1,851)

Cash and cash equivalents at beginning of period	42,242	11,857	42,242	11,857	42,242	11,857

Cash and cash equivalents at end of period	$82,910	$11,177	$-	$6,976	$43,951	$10,006

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Balance Sheets

(Unaudited)

	As of December 31
	2007	2006	2005	2004	2003

ASSETS
Current assets
Cash and cash equivalents	$-	$2,225	$3,115	$1,847	$103
Investment in subsidiary	777	941	1,105	1,268	1,432
Inventory	-	-	-	294	606
Total current assets	777	3,166	4,220	3,409	2,141

Property and equipment, net	-	-	-	-	4,064
License, net	-	-	-	-	1,000
Patents, net	-	-	-	-	5,000
Total assets	$777	$3,166	$4,220	$3,409	$12,205

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable	$161,306	$161,306	$161,306	$248,202	$248,202
Accrued officers’ compensation	2,608,728	2,308,728	2,008,728	1,708,728	1,408,728
Loans payable - Officers	79,490	79,490	79,490	79,490	79,490
Loans payable - shareholders	151,000	151,000	151,000	151,000	151,000
Accrued interest – shareholder loans	137,101	114,052	91,003	67,954	44,905
1992 convertible debentures – including accrued interest	-	-	-	22,900	21,900
Accrued expenses	108,384	108,384	108,384	241,845	241,845
Security deposits payable	4,500	4,500	4,500	4,500	4,500
Total current liabilities	3,250,509	2,927,460	2,604,411	2,524,619	2,200,570
Total Liabilities	3,250,509	2,927,460	2,604,411	2,524,619	2,200,570

Stockholders' Deficit
Preferred Stock – Par Value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding	-	-	-	-	-
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 233,038,334, for the years ended 2007, 2006, 2005, 2004, and 2003	6,991	6,991	6,991	6,991	6,991
Additional paid-in capital	6,303,166	6,303,166	6,288,983	6,202,683	6,116,383
Accumulated deficit	(9,559,889)	(9,234,451)	(8,896,165)	(8,730,884)	(8,311,739)
Total stockholders’ deficit	(3,249,732)	(2,924,294)	(2,600,191)	(2,521,210)	(2,188,365)
Total liabilities and stockholders’ deficit	$777	$3,166	$ 4,220	$3,409	$12,205

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Operations
(Unaudited)

	For the years ended December 31,
	2007	2006	2005	2004	2003

Sales	$-	$1,829	$4,283	$4,831	$11,860
Cost of sales	-	520	1,028	1,026	1,205
Gross profit (loss)	-	1,309	3,255	3,805	10,655

Operating expenses
Selling, general and administrative expenses	302,225	302,199	302,281	302,373	432,036
Research and development expenses	-	14,183	86,300	86,300	122,078
Depreciation and amortization expense	-	-	-	10,064	9,244
Total operating expenses	302,225	316,382	388,581	398,737	563,358

Loss from operations	(302,225)	(315,073)	(385,326)	(394,932)	(552,703)

Other income (expense)
Gain on extinguishment of debt	-	-	23,900	-	-
Gain on write-off payables	-	-	220,357	-	-

Interest expense	(23,049)	(23,049)	(24,049)	(24,049)	(22,341)
Equity in minority interest in subsidiary	(164)	(164)	(163)	(164)	(164)
	(23,213)	(23,213)	220,045	(24,213)	(22,505)

Net income (loss)	$(325,438)	$(338,286)	$(165,281)	$(419,145)	$(575,208)

Earnings (loss) per share
Basic and Diluted	$(0.0014)	$(0.0015)	$(0.0007)	$(0.0018)	$(0.0025)

Weighted average shares outstanding
Basic and Diluted	233,038,334	233,038,334	233,038,334	233,038,334	233,038,334

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit
(Unaudited)

	Common stock		Additional Paid-In		Non- controlling	Stockholders’
	Shares	Amount	Capital	Deficit	Interest	Deficit

Balances as of December 31, 2002	233,038,334	$6,991	$6,000,083	$(7,736,531)	$-	$(1,729,457)
Compensation expense relating to warrants	-	-	116,300	-	-	116,300
Net loss	-	-	-	(575,208)	-	(575,208)
Balances as of December 31, 2003	233,038,334	6,991	6,116,383	(8,311,739)	-	(2,188,365)
Compensation expense relating to warrants	-	-	86,300	-	-	86,300
Net loss	-	-	-	(419,145)	-	(419,145)
Balances as of December 31, 2004	233,038,334	6,991	6,202,683	(8,730,884)	-	(2,521,210)
Compensation expense relating to warrants	-	-	86,300	-	-	86,300
Net loss	-	-	-	(165,281)	-	(165,281)
Balances as of December 31, 2005	233,038,334	6,991	6,288,983	(8,896,165)	-	(2,600,191)
Compensation expense relating to warrants	-	-	14,183	-	-	14,183
Net loss	-	-	-	(338,286)	-	(338,286)
Balances as of December 31, 2006	233,038,334	6,991	6,303,166	(9,234,451)	-	(2,924,294)
Net loss	-	-	-	(325,438)	-	(325,438)
Balances as of December 31, 2007	233,038,334	$6,991	$6,303,166	$(9,559,889)	$-	$(3,249,732)

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Cash Flows
(Unaudited)

	For the years ended December 31
	2007	2006	2005	2004	2003

Cash flows from operating activities:
Net loss	$(325,438)	$(338,286)	$(165,281)	$(419,145)	$(575,208)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	-	-	-	10,064	9,244
Warrants issued for compensation	-	14,183	86,300	86,300	116,300
Equity in net loss of subsidiary	164	164	163	164	164
Gain on extinguishment of debt	-	-	(22,900)	-	-
Gain on write-off of accounts payable and accrued liabilities	-	-	(220,357)	-	-
Changes in operating assets and liabilities:
Inventory	-	-	294	312	1,018
Prepaid expenses	-	-	-	-	474
Accounts payable	-	-	-	-	(21,965)
Accrued liabilities	-	-	-	-	101,039
Accrued interest	23,049	23,049	23,049	24,049	22,340
Accrued officers compensation	300,000	300,000	300,000	300,000	300,000
Security deposit	-	-	-	-	405
Deferred rent payable	-	-	-	-	(5,345)
Net cash provided by (used) in operating activities	(2,225)	(890)	1,268	1,744	(51,534)

Cash flows from financing activities:
Proceeds from short-term debt - related parties	-	-	-	-	50,490
Net cash provided by (used in) financing activities	-	-	-	-	50,490

Net increase (decrease) in cash and cash equivalents	(2,225)	(890)	1,268	1,744	(1,044)
Cash and cash equivalents at beginning of year	2,225	3,115	1,847	103	1,147
Cash and cash equivalents at end of year	$-	$2,225	$3,115	$1,847	$103

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

(Formerly Quest Products Corporation)

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

The Company is a Delaware corporation, incorporated on July 17, 1987 under the name Phase Out of America Inc. On September 24, 1997, the Company changed its name to Quest Products Corporation and on June 6, 2007, the Company changed our name to Quest Patent Research Corporation. During 2003, 2004, 2005, 2006 and 2007 the Company did not have any significant operations. The Company has been engaged in the intellectual property monetization business since 2008.

As used herein, the “Company” refers to Quest Patent Research Corporation and its wholly and majority-owned and controlled operating subsidiaries unless the context indicates otherwise. All intellectual property acquisition, development, licensing and enforcement activities are conducted by the Company’s wholly and majority-owned and controlled operating subsidiaries.

The Company is an intellectual property asset management company. Its principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by the Company.  The Company currently owns, control or manage five intellectual property portfolios, which principally consist of patent rights.  As part of its intellectual property asset management activities and in the ordinary course of our business, it has been necessary for the Company or the intellectual property owner who the Company represents to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits. We also generate revenue from management fees for managing intellectual property portfolios.

Intellectual property monetization includes the generation of revenue and proceeds from patents and patented technologies and other intellectual property rights.  Patent litigation is often a necessary element of intellectual property monetization where a patent owner, or a representative of the patent owner, seeks to protect its patent rights against the unlicensed manufacture, sale, and use of the owner’s patent rights or products which incorporate the owner’s patent rights. In general, we seek to monetize the bundle of rights granted by the patents through structured licensing and when necessary enforcement of those rights through litigation.

The Company has rights to the following five intellectual property portfolios:

●	Mobile Data, which relates to the automatic update of information delivered to a mobile device without the need for manual refreshing.
●	Financial Data, which relates to universal financial data system which allows its holder to use the device to access one or more accounts stored in the memory of the device as a cash payment substitute as well as to keep track of financial and transaction records and data.
●	Rich Media, which relates to methods, systems, and processes that permit typical Internet users to design rich-media production content (i.e., rich-media applications), such as websites.
●	Von Kohorn, which relates to online couponing, print-at-home boarding passes and tickets, online sweepstakes; including the promotion by television networks of online sweepstakes.
●	TurtlePakTM, which relates to a cost effective, high-protection packaging system recommended for fragile items weighing less than ten pounds.

Through December 31, 2012, the Company did not generate any revenue from the Mobile Data and Financial Data portfolios. The revenues from the TurtlePakTM intellectual property are sale of products utilizing the technology.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

We consolidate entities when we have the ability to control the operating and financial decisions and policies of the entity.  The determination of our ability to control or exert significant influence over an entity involves the use of judgment.  We apply the equity method of accounting where we can exert significant influence over, but do not control the policies and decisions of an entity.   We use the cost method of accounting where we are unable to exert significant influence over the entity.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation (“The Company”)

Quest Licensing Corporation (1)

Quest Packaging Solutions Corporation (90% owned)

Quest Nettech Corporation (wholly owned)

(1)	Quest Licensing Corporation was a wholly owned subsidiary of the Company through October 31, 2012 when 50% of its issued and outstanding shares were transferred to Allied Standard Limited (see NOTE 1). Subsequent to October 31, 2012, the Company did not include Quest Licensing Corporation in its consolidated financial statements since there are significant contingencies related to the control of Quest Licensing Corporation.

The Company has not included Wynn Technologies Inc. in its consolidated financial statements as there are significant contingencies related to the control of Wynn Technologies Inc.

The Company accounts for its investments in Quest Licensing Corporation and Wynn Technologies, Inc. under the equity method whereby the investment accounts are increased for contributions by the Company plus its 50% and 60% shares of income respectively, and reduced for distributions and its 50% and 60% shares of loses incurred, respectively, with the restriction whereby the account balances cannot go below zero.

Significant intercompany transaction and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable. No allowance for doubtful accounts was recorded for the years ended December 31, 2008 through 2012.

Intangible Assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives whichever is shorter and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. During 2012, 2011, 2010, 2009, and 2008 there was no impairment of long-lived assets.

Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The fair value hierarchy based on the three levels of inputs that may be used to measure fair value are as follows:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level 2 – Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 – Unobservable inputs that are supported by little or no market activity and that are financial instruments whose values are determined using pricing models, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant judgment or estimation.

The carrying value reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term borrowings approximate fair value due to the short-term nature of these items.

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable and, (iv) the collectability of amounts is reasonable assured.

License Service Fees

In general, revenue arrangements provide for the payment of contractually determined fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company. The intellectual property rights granted may be perpetual in nature, extending until the expiration of the related patents, or can be granted for a defined, relatively short period of time, with the licensee possessing the right to renew the agreement at the end of each contractual term for an additional minimum upfront payment. Pursuant to the terms of these agreements, the Company has no further obligation with respect to the grant of the non-exclusive retroactive and future licenses, covenants-not-to-sue, releases, and other deliverables, including no express or implied obligation on the Company’s part to maintain or upgrade the technology, or provide future support or services. Generally, the agreements provide for the grant of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the agreement, or upon receipt of the minimum upfront payment for term agreement renewals. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the minimum upfront fee for the term agreement renewals, and when all other revenue recognition criteria have been met.

Certain of the Company’s revenue arrangements provide for future royalties or additional required payments based on future licensee activities. Additional royalties are recognized in revenue upon resolution of the related contingency provided that all revenue recognition criteria, as described above, have been met. Amounts of additional royalties due under these license agreements, if any, cannot be reasonably estimated by management.

Amounts related to revenue arrangements that do not meet the revenue recognition criteria described above are deferred until the revenue recognition criteria are met.

The Company assesses the collectability of fees receivable based on a number of factors, including past transaction history and credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash.

Sales

The Company’s packaging operation customers are end users. Revenue, less reserves for returns, is recognized upon shipment to the customer.

Research and development

Research and development costs are expensed as incurred.

Income Taxes

Deferred income tax assets and liabilities are recognized for the expected future income tax consequences of events that have been included in the consolidated financial statements or income tax returns. Deferred income tax assets and liabilities are determined based on differences between the financial statement and tax bases of assets and liabilities using tax rates in effect for the years in which the differences are expected to reverse.

In evaluating the ultimate realization of deferred income tax assets, management considers whether it is more likely than not that the deferred income tax assets will be realized. Management establishes a valuation allowance if it is more likely than not that all or a portion of the deferred income tax assets will not be utilized. The ultimate realization of deferred income tax assets is dependent on the generation of future taxable income, which must occur prior to the expiration of the net operating loss carryforwards.

The Company also follows the guidance related to accounting for income tax uncertainties effective November 1, 2007.  In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority.  No liability for unrecognized tax benefits was recorded as of December 31, 2012, 2011, 2010, 2009 and 2008 and in the interim periods.

Share-based compensation

The Company accounts for share-based awards issued to employees and non-employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation” effective February 1, 2006.   Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period , which is normally the vesting period. Additionally, share-based awards to non-employees are expensed over the period in which the related services are rendered at their fair value.

Prior to February 1, 2006 and as permitted by ASC 718,  the Company accounted for their stock options in accordance with APB 25, “Accounting for Stock Issued to Employees.”  Employee stock options are granted at or above the market price at dates of grant which does not require the Company to recognize any compensation expense.

The Company adopted ASC 718 (then SFAS123R) on February 1, 2006 using the modified prospective method.  In accordance with such method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of ASC 718.

Earnings (loss) per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. Because the Company incurred losses in all period covered by the financial statements, the diluted earnings per shares is the same as the basic earnings per share.

Concentration of credit risk

We maintain our cash in bank deposit accounts, which at times, may exceed federally insured limits.  We have not experienced any such losses in these accounts.

Recently adopted accounting standards

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

NOTE 3 – WARRANTS AND STOCK OPTIONS

Warrants

During the years ended December 31, 2008 and December 31, 2011, the Company issued 25,000,000 and 30,000,000 warrants, respectively, as share-based compensation to executive officers.   The warrants vested immediately, have an exercise price of $0.004 per share and expire as follows: 5,000,000 on March 1, 2015, and 50,000,000 on March 1, 2018.

The Company has valued the above warrants in the amount of $375,000 and $51,000, respectively, using the Black-Scholes pricing model.  Variables used in the valuation include (1) discount rate ranging from 0.75% to 3.5%; (2) warrant life of 7 to 10 years; (3) expected volatility ranging from 451.79% to 534.82% and (4) zero expected dividends.

In February 2011, the Company issued 5,000,000 warrants at an exercise price of $0.001 to Mr. Li in connection with the February 8, 2011 agreement between the Company and Mr. Li relating to the Company’s Financial Data Portfolio. The warrants expire in September 2015.

The Company has valued the above warrants using the Black-Scholes pricing model and considered the amount nominal and did not recognize any compensation expense as such.  Variables used in the valuation include (1) discount rate of 1.44%; (2) warrant life of 4.75 years; (3) expected volatility of 557% and (4) zero expected dividends.

A summary of the status of the Company's outstanding stock warrants and changes as set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2007	-
Granted	25,000,000	0.004	9.4
Cancelled
Forfeited
Exercised
Balance - December 31, 2008	25,000,000		9.4

Warrants exercisable at end of year	25,000,000
Weighted average fair value of options granted during period		0.015

Balance - December 31, 2008	25,000,000	0.004	9.4
Granted
Cancelled
Forfeited
Exercised
Balance - December 31, 2009	25,000,000		8.4

Warrants exercisable at end of year	25,000,000
Weighted average fair value of options granted during period

Balance - December 31, 2009	25,000,000	0.004	8.4
Granted
Cancelled
Forfeited
Exercised
Balance - December 31, 2010	25,000,000	0.004	7.4

Warrants exercisable at end of year
Weighted average fair value of options granted during period

Balance - December 31, 2010	25,000,000	0.004	7.4
Granted	35,000,000	0.0036	6.68
Cancelled
Forfeited
Exercised
Balance - December 31, 2011	60,000,000	0.0038	6.98

Warrants exercisable at end of year	60,000,000
Weighted average fair value of options granted during period		0.0013

Balance - December 31, 2011	60,000,000	0.0038	6.98
Granted
Cancelled
Forfeited
Exercised
Balance - December 31, 2012	60,000,000	0.0038	5.98

Warrants exercisable at end of year	60,000,000
Weighted average fair value of options granted during period

Stock Options

During August 2009, the Company granted to a director a non-qualified stock option to purchase 5,000,000 shares at a price of $0.01 per share. This option expired unexercised in August 2012.

During March 2010, the Company granted to a director a non-qualified stock option to purchase 5,000,000 shares at a price of $0.0025 per share. This option expired unexercised on March 9, 2013.

The Company has valued the above these non-qualified stock options in the amount of $42,500 and $12,500, respectively, using the Black-Scholes pricing model.  Variables used in the valuation include (1) discount rate ranging from 1.43% to 1.78%; (2) option life of 3 years; (3) expected volatility of 564% and (4) zero expected dividends.

In August 2010, in connection with a consulting agreement, the Company granted to Mr. Hart a non-qualified stock option to purchase 5,000,000 shares at $0.001 per share. This option will expire on December 31, 2015. The Company has valued this non-qualified stock option in the amount of $6,000 using the Black-Scholes pricing model.  Variables used in the valuation include (1) discount rate of 1.44%; (2) option life of 5 years; (3) expected volatility of 588% and (4) zero expected dividends.

A summary of the status of the Company's outstanding stock options and changes as set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2008	-
Granted	5,000,000	0.01	3
Exercised
Forfeit
Cancelled
Balance - December 31, 2009	5,000,000	0.01	3

Options exercisable at end of year	5,000,000
Options expected to vest
Weighted average fair value of options granted during period		0.0085

Balance - December 31, 2009	5,000,000	0.01	3
Granted	10,000,000	0.00175	4
Exercised
Forfeit
Cancelled
Balance - December 31, 2010	15,000,000	0.0045	3.33

Options exercisable at end of year	15,000,000
Options expected to vest
Weighted average fair value of options granted during period		0.0009

Balance - December 31, 2010	15,000,000	0.0045	3.33
Granted
Exercised
Forfeit
Cancelled
Balance - December 31, 2011	15,000,000	0.0045	2.33

Options exercisable at end of year	15,000,000
Options expected to vest
Weighted average fair value of options granted during period

Balance - December 31, 2011	15,000,000	0.0045	2.33
Granted
Exercised
Forfeit	5,000,000
Cancelled
Balance - December 31, 2012	10,000,000	0.00175	2

Options exercisable at end of year	10,000,000
Options expected to vest
Weighted average fair value of options granted during period

No warrants or options were exercised in fiscal years 2008 through 2012.

NOTE 4 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2012	2011	2010	2009	2008
Balance, beginning of year	$(13)	$(3,029)	$(5,706)	$(4,756)	$-
Net income (loss) attributable to non-controlling interest	$2,672	$3,016	$2,677	$(950)	$(4,756)
Balance, end of year	$2,659	$(13)	$(3,029)	$(5,706)	$(4,756)

NOTE 5 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.  As of December 31, 2012, the Company has generated approximately $13,032,000 of net operating loss (“NOL”) carry forwards which will expire in the years 2018 through 2032.  Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382.  The Company has had significant equity transactions in both the current and prior periods.  Due to this equity activity and the restrictions resulting under Section 382, most of the Company’s NOLs may not be available to offset future taxable income.  The Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

	December 31,
	2012	2011	2010	2009	2008
Net operating loss carry forward	$3,770,089	$3,325,873	$2,927,325	$2,448,848	$2,017,335
Valuation allowance	$(3,770,089)	$(3,325,873)	$(2,927,325)	$(2,448,848)	$(2,017,335)
Total	$-	$-	$-	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

Parties are considered to be related to the Company if the parties, directly or indirectly, through one or more intermediaries, control, are controlled by, or are under common control with the Company. Related parties also include principal owners of the Company, its management, members of the immediate families of principal owners of the Company and its management and other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests.

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During 2003, the Company received loans from Officers and Directors in the amount of $79,490. The loans are payable on demand plus accrued interest at 10% per annum.

As of fiscal years ended December 31, 2003, 2004, 2005, 2006, 2007, 2008, 2009, 2010, 2011, 2012, the balance of Notes Payable to Related Parties was $79,490 for all years, and accrued interest on those notes was $10,105; $18,054; $26,003, $33,952; $41,901; $49,850; $57,799; $65,748; $73,697; and $81,646 respectively.

In 2008, as consideration for entering into the executive employment contracts dated March 1, 2008, two officers forgave all deferred salary, in the amount of $2,767,113, and all benefits accrued prior to March 1, 2008.

During 2012, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company.  In 2012, the cost of these services was approximately $1,500.

NOTE 7 – COMMITMENTS

On March 1, 2008, the Company entered into an employment agreement with its chairman, whereby the Company employed the chairman to serve as chairman and secretary for a period of seven years, at an annual salary of $200,000.   Pursuant to the employment agreement, the Company issued the chairman seven-year warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. See Notes 3 and 8.

On March 1, 2008, the Company entered into an employment agreement with its chief executive officer, who is also chief financial officer and treasurer, for a period of ten years for an annual salary of $250,000. The chief executive officer is eligible for an annual bonus of 10% of the Company’s consolidated income before taxes.  Pursuant to the employment agreement, the Company issued him ten-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. See Notes 3 and 8. The agreement provides that the Company will provide the chief executive officer with a full-size vehicle when it is financially able to do so, and a laptop computer and phone. The agreement also includes a severance provision whereby, if the Company terminates chief executive officer’s employment other than for cause, the Company is to pay the chairman severance compensation equal to three times his average annual compensation for the five years prior to termination and reimbursement of his COBRA expenses.

On March 1, 2008, the Company entered into an employment agreement with its president and chief operating officer for a period of ten years, subject to renewal, for an annual salary of $300,000. The president is eligible for an annual bonus of 15% of consolidated income before taxes, as well as a contingent bonus of 20% of net income before taxes on the occurrence of certain events related to the Company’s assets, as established in the agreement.  Pursuant to the agreement, we issued the president ten-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.004 per share, which vested upon execution of the employment agreement, and agreed to issue to the president on the third anniversary of the date of execution of his employment agreement, seven-year warrants to purchase 30,000,000 shares of common stock at an exercise price of $0.004 per share, which the Company issued in 2011 and which vested on issuance, and the Company agreed to issue to the president on the fifth anniversary of the execution of his employment agreement, five-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.004 per share, such warrants to vest on issuance. See Note 3 and 8. The agreement provides that the Company will provide the president with a full-size vehicle when it is financially able to do so, and a laptop computer and phone. The agreement also includes a severance provision whereby, if the Company terminates the president’s employment other than for cause, the Company is to pay the president severance compensation equal to three times his average annual compensation for the three years prior to termination and reimbursement of his COBRA expenses.

NOTE 8 – SUBSEQUENT EVENTS

On March 1, 2013, pursuant to the president’s employment agreement (see Note 7), the Company issued the president warrants to purchases 15,000,000 shares of common stock at an exercise price of $0.004. The Company valued the warrants at $21,000 using the Black-Scholes pricing model.  Variables used in the valuation include (1) discount rate of 0.77%; (2) warrant life of 5 years; (3) expected volatility of 548% and (4) zero expected dividends.

On March 9, 2013, a non-qualified stock option held by a director, expired unexercised.

On March 15, 2013, the Company filed a second continuation application on the Mobile Data Portfolio.

On June 26, 2013, the Company entered into an agreement with The Betting Service Limited. Under the agreement, the Company granted The Betting Service an interest in licensing proceeds from the Mobile Data Portfolio in return for The Betting Service’s assistance in developing certain Mobile Data Portfolio assets.

On August 5, 2013, the Company executed a rider to the December 21, 2009 agreement with Intertech Holdings, LLC. Under the terms of the rider, the Company receives 67% of adjusted gross recoveries, as defined.

In March 2014, the Company entered in to contingent representation agreement with a law firm for representation on a structured licensing program for the Mobile Data Portfolio. Under the terms of the agreement, the law firm receives an agreed upon percentage of net recoveries as defined in the agreement.

In March 2014, the Company entered into a funding agreement whereby a third party agreed to provide funds to the Company with which the Company would execute a structured licensing program for the Mobile Data Portfolio. Under the agreement, the third party receives an interest in the proceeds from the program.

In April 2014, the Company entered into a further agreement with Allied whereby Allied relinquished certain rights under the October 2012 agreement, including its entitlement to a 50% interest in our Quest Licensing subsidiary, in exchange for our commitment to fund a structured licensing program for the Mobile Data Portfolio.

On October 10, 2014, the Company entered into a separation agreement and mutual general release with its former chairmen whereby the former chairman forgave all loans, accrued interest, accrued salary, accrued benefits and released us from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including his employment agreement dated March 1, 2008. The Company agreed that the former chairman would retain the warrants granted under the employment agreement dated March 1, 2008 and that we would pay the former chairman 3.25% of our net revenues, provided net revenues of the Company exceed $1,500,000, up to the aggregate amount of $250,000 with payments in any year not to exceed $125,000. The total accrued compensation and other obligations waived by the former chairman was $1,342,606.

On October 10, 2014, the Company entered into a separation agreement and mutual general release with its former chief executive officer, who was chief financial officer and treasurer, whereby the former chief executive officer forgave all loans, accrued interest, accrued salary, accrued benefits and released the Company from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including the employment agreement dated March 1, 2008, at any time between the former chief executive officer and the Company. The Company agreed that the former chief executive officer would retain the warrants granted under the employment agreement dated March 1, 2008 and that the Company would pay the former chief executive officer 3.25% of the Company’s net revenues, provided that its net revenues exceed $1,500,000, up to the aggregate amount of $700,000 with payments in any year not to exceed $300,000. The total accrued compensation and other obligations waived by the former chief executive officer was $1,660,002.

On October 30, 2014, the Company entered into a restated employment agreement with its chief executive officer, which was superseded by a restated employment agreement dated as of November 30, 2014. Pursuant to the restated employment agreement, the Company agreed to employ the chief executive officer as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. The chief executive officer is entitled to a bonus if the Company meets or exceeds performance criteria established by the compensation committee. The chief executive officer is also eligible to participate in any executive incentive plans which we may adopt. We also agreed to issue to the chief executive officer warrants to purchase 60,000,000 shares, representing the warrants that had been previously covered in his prior employment agreement but which had never been issued, and we issued to the chief executive officer a restricted stock grant for 30,000,000 shares which vests on January 15, 2015 unless the chief executive officer is not employed by the Company other than as a result of his death or disability. The chief executive officer has the rights of a stockholder with respect to these shares, including the right to vote, subject to forfeiture in the event that the shares do not vest. In the event that we terminate the chief executive officer’s employment other than for cause or as a result of his death or disability, the Company will pay him severance equal to his salary for the balance of the term and, if he received a bonus for the previous year, an amount equal to that bonus, as well as continuation of his insurance benefits. The chief executive officer also waived accrued compensation of $1,167,705, representing his accrued salary for periods prior to January 1, 2014. The restated agreement also includes mutual releases between the chief executive officer and the Company.

