Form 10-Q
period 2013-03-31
QUEST PATENT RESEARCH CORP
filed 2015-02-09
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from __________ to __________

QUEST PATENT RESEARCH CORPORATION

(Exact Name of Registrant as Specified in Charter)

Delaware	33-18099-NY	11-2873662
(State or other jurisdiction of incorporation)	(Commission File Number)	(IRS Employer Identification No.)

411 Theodore Fremd Ave., Suite 206S, Rye, NY	10580-1411
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (888) 743-7577

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.  263,038,334 shares of common stock are issued and outstanding as of February 9, 2015.

FORWARD LOOKING STATEMENTS

This report contains forward-looking statements regarding our business, financial condition, results of operations and prospects. Words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions or variations of such words are intended to identify forward-looking statements, but are not deemed to represent an all-inclusive means of identifying forward-looking statements as denoted in this report. Additionally, statements concerning future matters are forward-looking statements.

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2012, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.   You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

We file reports with the SEC. The SEC maintains a website (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us. You can also read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Quest”, “Company”, “we,” “us,” “our” and similar terms refer to Quest Patent Research Corporation, and subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$2,296	$18,579
Accounts receivable	7,161	5,816
Accounts receivable – related party	17,460	-
Total current assets	26,917	24,395
Investment in unconsolidated sub	1,493	-

Total Assets	$28,410	$24,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued expenses	16,796	-
Accrued officers’ compensation	3,256,860	3,071,205
10% Loans payable – Officers/Director	79,490	79,490
10% Loans payable – third party	138,000	138,000
Accrued Interest	245,020	239,581
Total liabilities	3,736,166	3,528,276
Total liabilities	3,736,166	3,528,276

Stockholders' Deficit:
Convertible Preferred Stock-Par Value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 233,038,334, at March 31, 2013 and December 31, 2012	6,991	6,991
Additional paid-in capital	9,572,279	9,551,279
Accumulated deficit	(13,289,753)	(13,064,810)
Total Quest Patent Research Corporation deficit	(3,710,483)	(3,506,540)

Non-controlling interest in subsidiary	2,727	2,659

Total stockholders' deficit	(3,707,756)	(3,503,881)
Total liabilities and stockholders' deficit	$28,410	$24,395

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012

Revenues
Sales	$5,768	14,801
Patent Service Fees		82,500
Total Revenue	5,768	97,301

Cost of goods sold
Cost of sales	4,186	8,131
Total cost of goods sold	4,186	8,131

Gross profit	1,582	89,170

Operating expenses
Selling, general and administrative expenses (including non-cash stock based compensation expense of $ 21,000 in March 2013)	225,854	201,833

Total operating expenses	225,854	201,833

Loss from operations	(224,272)	(112,663)

Other income (expenses)
Interest expense	(5,439)	(5,437)
Total other income	(5,439)	(5,437)

Net Loss	(229,711)	(118,100)
Net Loss Attributable to Non-Controlling Interest in Subsidiaries	(68)	(511)
Net Loss	$(229,779)	$(118,611)

Loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – (basic and diluted)	233,038,344	233,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2013	2012

Cash flows from operating activities:
Net loss attributable to Quest Patent Research Corporation	$(229,779)	$(118,611)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deconsolidation	4,836	-
Earnings Attributable to Non-Controlling Interest	68	511
Share based compensation	21,000	-

Changes in operating assets and liabilities
Accounts receivable	(1,345)	1,475
Accounts receivable – related party	(17,460)	-
Accrued officers’ compensation	191,094	157,293
Accounts payable and accrued expenses	16,796	-

Net cash provided by (used) in operating activities	(14,790)	40,668

Cash flows from investing activities
Investment in unconsolidated subsidiary	(1,493)	-
Net cash used in investing activities	(1,493)

Net increase (decrease) in cash and cash equivalents	(16,283)	40,668

Cash and cash equivalents at beginning of period	18,579	42,242

Cash and cash equivalents at end of period	$2,296	$82,910

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2013

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Quest Patent Research Corporation is a Delaware corporation, incorporated on July 17, 1987 under the name Phase Out of America Inc. On September 24, 1997, the Company changed its name to Quest Products Corporation and on June 6, 2007, the Company changed our name to Quest Patent Research Corporation. During 2003, 2004, 2005, 2006 and 2007 the Company did not have any significant operations. The Company has been engaged in the intellectual property monetization business since 2008.

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2012. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The Company consolidates entities when it has the ability to control the operating and financial decisions and policies of the entity.  The determination of the Company’s ability to control or exert significant influence over an entity involves the use of judgment.  The Company applies the equity method of accounting where it can exert significant influence over, but does not control the policies and decisions of an entity.   The Company uses the cost method of accounting where it is unable to exert significant influence over the entity.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation

Quest Licensing Corporation (1)

Quest Packaging Solutions Corporation (90% owned)

Quest Nettech Corporation (wholly owned)

(1)	Quest Licensing Corporation was a wholly owned subsidiary of the Company through October 31, 2012 when 50% of its issued and outstanding shares were transferred to Allied Standard Limited. Subsequent to October 31, 2012, the Company did not include Quest Licensing Corporation in its consolidated financial statements since there are significant contingencies related to the control of Quest Licensing Corporation.

The operations of Wynn Technologies Inc. are not included in the Company’s consolidated financial statements as there are significant contingencies related to its control of Wynn Technologies Inc.

The Company accounts for Quest Licensing Corporation and Wynn Technologies, Inc. under the equity method whereby the investment accounts are increased for contributions by the Company plus its 50% and 60% shares of income, respectively, and reduced for distributions and its 50% and 60% shares of loses incurred, respectively, with the restriction whereby the account balances cannot go below zero.

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

NOTE 3 – WARRANTS AND STOCK OPTIONS

Warrants

On March 1, 2013, pursuant to the president’s employment agreement, the Company authorized a grant to the president of warrants to purchases 15,000,000 shares of common stock. The warrants vested immediately, have an exercise price of $0.004 per share, and expire on March 1, 2018. See Note 7.

The Company valued the warrants at $21,000 using the Black-Scholes pricing model.  Variables used in the valuation include (1) discount rate of 0.77%; (2) warrant life of 5 years; (3) expected volatility of 548% and (4) zero expected dividends.

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2012	60,000,000	0.0038	4.8
Granted	15,000,000	0.004	5.0
Cancelled
Expired
Exercised
Balance - March 31, 2013	75,000,000	.0038	4.6

Stock Options

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2012	10,000,000	0.00175	1.5
Granted
Exercised
Expired	5,000,000
Cancelled
Balance - March 31, 2013	5,000,000	0.001	2.5

No warrants or options were exercised during the period.

NOTE 4 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2012	$2,659
Net income (loss) attributable to non-controlling interest	$68
Balance as of March 31, 2013	$2,727

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with officers and directors who have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During 2003, officers and directors of the Company lent the Company $79,490. The loans are payable on demand plus accrued interest at 10% per annum. At March 31, 2013, the balance of Notes Payable to Related Parties was $79,490 for all years, and accrued interest on those notes was $83,632.

See Notes 6 and 7 with respect to employment and termination agreements with officers and directors and the cancellation of debt to officers and directors.

NOTE 6 – COMMITMENTS

On March 1, 2008, the Company entered into an employment agreement with its then chairman, pursuant to which the Company employed the chairman for a period of seven years, at an annual salary of $200,000.   Pursuant to the employment agreement, the Company issued the chairman seven-year warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.004 per share. The warrants vested upon the date of the execution of the employment agreement.

On March 1, 2008, the Company entered into an employment agreement with its then chief executive officer, who was also chief financial officer and treasurer, for a period of ten years for an annual salary of $250,000. The chief executive officer is eligible for an annual bonus of 10% of the Company’s consolidated income before taxes.  Pursuant to the employment agreement, the Company issued him ten-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. The agreement provides that the Company will provide the chief executive officer with a full-size vehicle when it is financially able to do so, and a laptop computer and phone. The agreement also includes a severance provision whereby, if the Company terminates chief executive officer’s employment other than for cause, the Company is to pay the chairman severance compensation equal to three times his average annual compensation for the five years prior to termination and reimbursement of his COBRA expenses.

On March 1, 2008, the Company entered into an employment agreement with its president and chief operating officer for a period of ten years, subject to renewal, for an annual salary of $300,000. The president is eligible for an annual bonus of 15% of consolidated income before taxes, as well as a contingent bonus of 20% of net income before taxes on the occurrence of certain events related to the Company’s assets, as established in the agreement.  Pursuant to the agreement, the Company issued the president ten-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.004 per share, which vested upon execution of the employment agreement, and agreed to issue to the president on the third anniversary of the date of execution of his employment agreement, seven-year warrants to purchase 30,000,000 shares of common stock at an exercise price of $0.004 per share, which the Company issued in 2011 and which vested on issuance, and the Company agreed to issue to the president on the fifth anniversary of the execution of his employment agreement, five-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.004 per share, such warrants to vest on issuance. The agreement provides that the Company will provide the president with a full-size vehicle when it is financially able to do so, and a laptop computer and phone. The agreement also includes a severance provision whereby, if the Company terminates the president’s employment other than for cause, the Company is to pay the president severance compensation equal to three times his average annual compensation for the three years prior to termination and reimbursement of his COBRA expenses.

See Note 7 with respect to modification and/or termination of the agreements described above.

NOTE 7 – SUBSEQUENT EVENTS

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

In March 2014, the Company entered in to contingent representation agreement with a law firm for representation on a structured licensing program, including litigation if necessary, for the Mobile Data Portfolio. Under the terms of the agreement, the law firm receives an agreed upon percentage of net recoveries as defined in the agreement. Through January 31, 2015, the Company did not generate any revenues from the Mobile Data Portfolio.

In March 2014, the Company entered into a funding agreement whereby a third party agreed to provide funds to enable the Company to execute a structured licensing program, including litigation if necessary, for the Mobile Data Portfolio. Under the agreement, the third party receives an interest in the proceeds from the program. Through January 31, 2015 the third party has provided funds in the amount of approximately $890,000 including $350,000 in fees, relating to litigation against parties which the Company believes are infringing on its intellectual property.

In April 2014, the Company entered into a further agreement with Allied Standard Limited whereby Allied relinquished certain rights under the October 2012 agreement, including its entitlement to a 50% interest in our Quest Licensing subsidiary, in exchange for the Company’s commitment to fund a structured licensing program for the Mobile Data Portfolio.

On October 10, 2014, the Company entered into a separation agreement and mutual general release with its former chairmen whereby the former chairman forgave all loans, accrued interest, accrued salary, accrued benefits and released us from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including his employment agreement dated March 1, 2008. The Company agreed that the former chairman would retain the warrants granted under the employment agreement dated March 1, 2008 and that the Company would pay the former chairman 3.25% of our net revenues, provided net revenues of the Company exceed $1,500,000, up to the aggregate amount of $250,000 with payments in any year not to exceed $125,000. All amounts owed to the former chairman under this agreement will be recorded as expense in the period in which they are earned. The total accrued compensation and other obligations waived by the former chairman was $1,342,606.

On October 10, 2014, the Company entered into a separation agreement and mutual general release with its former chief executive officer, who was chief financial officer and treasurer, whereby the former chief executive officer forgave all loans, accrued interest, accrued salary, accrued benefits and released the Company from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including the employment agreement dated March 1, 2008, at any time between the former chief executive officer and the Company. The Company agreed that the former chief executive officer would retain the warrants granted under the employment agreement dated March 1, 2008 and that the Company would pay the former chief executive officer 3.25% of the Company’s net revenues, provided that its net revenues exceed $1,500,000, up to the aggregate amount of $700,000 with payments in any year not to exceed $300,000. All amounts owed to the former CEO under this agreement will be recorded as expense in the period in which they are earned The total accrued compensation and other obligations waived by the former chief executive officer was $1,660,002.

On October 30, 2014, the Company entered into a restated employment agreement with its chief executive officer, which was superseded by a restated employment agreement dated as of November 30, 2014. Pursuant to the restated employment agreement, the Company agreed to employ the chief executive officer as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. The chief executive officer is entitled to a bonus if the Company meets or exceeds performance criteria established by the compensation committee. The chief executive officer is also eligible to participate in any executive incentive plans which the Company may adopt. The Company also agreed to issue to the chief executive officer warrants to purchase 60,000,000 shares, representing the warrants that had been previously covered in his prior employment agreement but which had never been issued, and the Company issued to the chief executive officer a restricted stock grant for 30,000,000 shares which vested on January 15, 2015. As the 60,000,000 warrants were previously expensed when vested and still outstanding according to the old terms, this new issuance was deemed to have been a modification and any incremental expense in value will be expensed on the date of modification. The chief executive officer held the rights of a stockholder with respect to these shares, including the right to vote, subject to forfeiture in the event that the shares did not vest. In the event that the Company terminates the chief executive officer’s employment other than for cause or as a result of his death or disability, the Company will pay him severance equal to his salary for the balance of the term and, if he received a bonus for the previous year, an amount equal to that bonus, as well as continuation of his insurance benefits. The chief executive officer also waived accrued compensation of $1,167,705, representing his accrued salary for periods prior to January 1, 2014. The restated agreement also includes mutual releases between the chief executive officer and the Company.

In December 2014, settlements were reached with several defendants named by Quest NetTech in patent infringement suits brought against various entities in July 2014 in the U.S. District for the Eastern District of Texas. With respect to each defendant with whom settlement was reached, the parties entered into a mutual release.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries.  We currently own, control or manage five intellectual property portfolios, which principally consist of patent rights.  As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits. We also generate revenue from management fees for managing intellectual property portfolios. To date, we have not generated any significant revenues from our intellectual property rights.

We seek to generate revenue from two sources. Our primary source of revenue is license fees pursuant to license agreements, which may be negotiated with the licensee or may be the result of the settlement of legal action commenced by us to enforce our intellectual property rights. Because of the nature of our business transactions to date, our license revenues are not distributed over the life of the patent, with the result that we do not have a continuing stream of revenue from our licensees. Our revenue typically reflects one-time license fees and payments in settlement of litigation. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us for a continuing stream of revenue, to date we have not been successful in doing so, and we cannot give you any assurance that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year. Our gross profit from license fees reflects any royalties which we pay in connection with our license. We did not generate any revenue from these portfolios in during the three months ended March 31, 2013.

To a lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

Liquidity and Capital Resources

At March 31, 2013, we had current assets of approximately $27,000, current liabilities of approximately $3,700,000, and a working capital deficiency of approximately $3,700,000.  We have no credit facilities.  Other than salary under the three officers’ employment agreements, we do not contemplate any other material operations in the near future. Our liabilities consist of accrued compensation to officers of approximately $3,257,000, loans from officers and stockholders of approximately $217,000 and accrued interest due to officers and shareholders of approximately $245,000. Accrued liabilities, representing accrued compensation and the principal and interest of loans payable to present and former officers and directors reflected on our balance sheet at March 31, 2013 in the amount of approximately $3,370,000, were cancelled during 2014.

Our only source of financing, which we will continue to rely on, is borrowing from officers and directors.   We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets. We have entered into agreements with funding sources to enable us to commence legal actions in connection with our efforts to monetize our intellectual property rights. Pursuant to these agreements, the funding source will participate in any recovery.

Results of Operations

Three months ended March 31, 2013 and 2012

Revenues for the three months ended March 31, 2013 were approximately $6,000, a decrease of approximately $91,000, or 94%, compared to the three months ended March 31, 2012, which were approximately $97,000. Gross profit for the three months ended March 31, 2013 was approximately $1,600, a decrease of approximately $88,000, or 98%, compared to the three months ended March 31, 2012. The decrease in both revenue and gross profit was primarily due to a decrease in patent service fees of approximately $82,500. Since we do not have any long term license agreements, we have no continuing source of revenue, and our revenue generally reflects the net proceeds from royalty payments, which have generally resulted from litigation.

Operating expenses for the three months ended March 31, 2013 increased by approximately $25,500, or 13%, compared to the three months ended March 31, 2012. Our principal operating expense for the three months ended March 31, 2013 and 2012 was executive compensation, which was approximately $209,000 for the three months ended March 31, 2013 and approximately $188,000 for the three months ended March 31, 2012. Executive compensation included stock-based compensation of $21,000 in the three months ended March 31, 2013. We did not incur any stock-based compensation expense for the comparable period of 2012.

As a result of the foregoing, we sustained a net loss of approximately $229,000, or $0.001 per share (basic and diluted), for the three months ended March 31, 2013, compared to net loss of $119,000, or $0.001 per share (basic and diluted), for the three months ended March 31, 2012.

Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with US GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our estimates based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of the financial statements.

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with US GAAP and present the financial statements of the Company and our wholly-owned subsidiary. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America ("GAAP") requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates made by management include, but are not limited to, the assumptions used to calculate fair value of warrants granted, common stock issued for services, common stock issued in connection with an option agreement, common stock issued for acquisition of patents, and the valuation of intellectual property rights.

Fair Value of Financial Instruments

We adopted Financial Accounting Standards Board (“FASB”) ASC 820, “Fair Value Measurements and Disclosures”, for assets and liabilities measured at fair value on a recurring basis. ASC 820 establishes a common definition for fair value to be applied to existing US GAAP that require the use of fair value measurements which establishes a framework for measuring fair value and expands disclosure about such fair value measurements.

ASC 820 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Additionally, ASC 820 requires the use of valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs. These inputs are prioritized below:

Level 1:	Observable inputs such as quoted market prices in active markets for identical assets or liabilities

Level 2:	Observable market-based inputs or unobservable inputs that are corroborated by market data

Level 3:	Unobservable inputs for which there is little or no market data, which require the use of the reporting entity’s own assumptions.

In addition, FASB ASC 825-10-25 “Fair Value Option” was effective for January 1, 2008. ASC 825-10-25 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value.

Stock-based Compensation

Stock-based compensation is accounted for based on the requirements of the Share-Based Payment Topic of ASC 718 which requires recognition in the consolidated financial statements of the cost of employee and director services received in exchange for an award of equity instruments over the period the employee or director is required to perform the services in exchange for the award (presumptively, the vesting period). The ASC also requires measurement of the cost of employee and director services received in exchange for an award based on the grant-date fair value of the award.

Pursuant to ASC Topic 505-50, for share-based payments to consultants and other third-parties, compensation expense is determined at the “measurement date.” The expense is recognized over the vesting period of the award. Until the measurement date is reached, the total amount of compensation expense remains uncertain. The Company initially records compensation expense based on the fair value of the award at the reporting date.

Long-Lived Assets

We review for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets”. We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

Revenue Recognition

We recognize revenue in accordance with ASC Topic 605, “Revenue Recognition”. Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed, (iii) amounts are fixed or determinable and (iv) collectability of amounts is reasonably assured.

We consider our licensing and enforcement activities as one unit of accounting under ASC 605-25, “Multiple-Element Arrangements” as the delivered items do not have value to customers on a standalone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release. Also due to the fact that the settlement element and license element for past and future use are the major central business, we do not present these two elements as different revenue streams in its statement of operations. We do not expect to provide licenses that do not provide some form of settlement or release.

Cost of Revenue

Cost of revenues mainly includes expenses incurred in connection with our patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses. Cost of revenue does not include expenses related to product development, patent amortization, integration or support, as these are included in general and administrative expenses.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Off-balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as stockholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of March 31, 2013, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2012, management has determined that our internal audit function is significantly deficient due to insufficient segregation of duties within accounting functions and that we do not have effective internal controls over financial reporting. These problems continue to affect us as we only have on full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

* Filed herein

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: February 9, 2015

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer

