Form 10-Q
period 2013-06-30
QUEST PATENT RESEARCH CORP
filed 2015-02-09
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

or

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Quest”, “Company,” “we,” “us,” “our” and similar terms refer to Quest Patent Research Corporation, and subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2013	December 31, 2012
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$13,361	$18,579
Accounts receivable	2,624	5,816
Accounts receivable – related party	17,089	-
Total current assets	33,074	24,395

Investment in unconsolidated subsidiary	8,946	-
Total Assets	$42,020	$24,395

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued expenses	33,591	-
Accrued officers’ compensation	3,444,360	3,071,205
10% Loans payable – Officers/Director	79,490	79,490
10% Loans payable – third party	138,000	138,000
Accrued Interest	250,455	239,581
Total liabilities	3,945,896	3,528,276

Stockholders' Deficit:
Convertible Preferred Stock-Par Value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 233,038,334, at June 30, 2013 and December 31, 2012	6,991	6,991
Additional paid-in capital	9,572,279	9,551,279
Accumulated deficit	(13,486,358)	(13,064,810)
Total Quest Patent Research Corporation deficit	(3,907,088)	(3,506,540)

Non-controlling interest in subsidiary	3,212	2,659

Total stockholders' deficit	(3,903,876)	(3,503,881)
Total liabilities and stockholders' deficit	$42,020	$24,395

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012	2013	2012

Revenues
Sales	$42,998	$5,729	$48,766	20,530
Patent Service Fees		-		82,500
Total revenue	42,998	5,729	48,766	103,030

Cost of goods sold
Cost of sales	1,471	1,178	5,657	9,309
Royalties	11,617	33,437	11,617	33,437
Total cost of goods sold	13,088	34,615	17,274	42,746

Gross profit	29,910	(28,886)	31,492	60,284

Operating expenses
Selling, general and administrative expenses	220,595	201,147	446,449	402,980

Total operating expenses	220,595	201,147	446,449	402,980

Loss from operations	(190,685)	(230,033)	(414,957)	(342,696)

Other income (expenses)
Interest expense	(5,435)	(5,437)	(10,874)	(10,874)
Total other income	(5,435)	(5,437)	(10,874)	(10,874)

Net Loss	(196,120)	(235,470)	(425,831)	(353,570)
Net Loss Attributable to Non-Controlling Interest in Subsidiaries	(485)	(450)	(553)	(961)
Net Loss	$(196,605)	$(235,920)	$(426,384)	$(354,531)

Loss per share (basic and diluted)	$(0.0008)	$(0.0010)	$(0.0018)	$(0.0015)

Weighted Average Shares Outstanding – (basic and diluted)	233,038,344	233,038,334	233,038,344	233,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2013	2012

Cash flows from operating activities:
Net loss attributable to Quest Patent Research Corporation	$(426,384)	$(354,531)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deconsolidation	4,836
Earnings Attributable to Non-Controlling Interest	553	961
Share based compensation	21,000	-

Changes in operating assets and liabilities
Accounts receivable	3,192	1,475
Accounts receivable – related party	(17,089)
Accrued officers’ compensation	373,155	302,353
Accounts payable and accrued expenses	44,465	-

Net cash provided by (used) in operating activities	3,728	(49,742)

Cash flows from investing activities:
Cash provided to unconsolidated subsidiary	(8,946)	-
Net cash (used) in investing activities	(8,946)	-

Cash flows from financing activities:
Repayments on officer loans	-	-
Proceeds from officer loans	-	7,500
Net cash provided by in financing activities	-	7,500

Net increase (decrease) in cash and cash equivalents	(5,218)	(42,242)

Cash and cash equivalents at beginning of period	18,579	42,242

Cash and cash equivalents at end of period	$13,361	$-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2013

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

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2012	60,000,000	0.0038	4.8
Granted	15,000,000	0.004	4.75
Cancelled
Expired
Exercised
Balance - June 30, 2013	75,000,000	0.0038	4.4

Stock Options

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2012	10,000,000	0.00175	1.5
Granted
Exercised
Expired	5,000,000
Cancelled
Balance - June 30, 2013	5,000,000	0.001	2.25

No warrants or options were exercised during the period.

NOTE 4 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2012	$2,659
Net income (loss) attributable to non-controlling interest	$553
Balance as of June 30, 2013	$3,212

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions officers and directors who have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During 2003, the Company lent the Company $79,490. The loans are payable on demand plus accrued interest at 10% per annum. At June 30, 2013, the balance of Notes Payable to Related Parties was $79,490, and accrued interest on those notes was $85,619.

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

NOTE 7 – SUBSEQUENT EVENTS

On August 5, 2013, the Company amended its agreement with Intertech Holdings, LLC, relating to the Von Kohorn Portfolio, to provide that Intertech Holdings will receive 33% of the adjusted gross revenue from the Von Kohorn Portfolio and Quest NetTech will receive 67% of the adjusted gross revenues.

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

In March 2014, the Company entered into a funding agreement whereby a third party agreed to provide funds to the Company with which the Company to enable the Company to would execute a structured licensing program, including litigation if necessary, for the Mobile Data Portfolio. Under the agreement, the third party receives an interest in the proceeds from the program. Through January 31, 2015 the third party has provided funds in the amount of approximately $890,000 including $350,000 in fees, relating to litigation against parties which the Company believes are infringing on its intellectual property.

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

We seek to generate revenue from two sources. Our primary source of revenue is license fees pursuant to license agreements, which may be negotiated with the licensee or may be the result of the settlement of legal action commenced by us to enforce our intellectual property rights. Because of the nature of our business transactions to date, our license revenues are not distributed over the life of the patent, with the result that we do not have a continuing stream of revenue from our licensees. Our revenue typically reflects one-time license fees and payments in settlement of litigation. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us for a continuing stream of revenue, to date we have not been successful in doing so, and we cannot give you any assurance that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year. Our gross profit from license fees reflects any royalties which we pay in connection with our license. We did not generate any revenue from these portfolios in during the six months ended June 30, 2013.

To a lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

Liquidity and Capital Resources

At June 30, 2013, we had current assets of approximately $33,000, current liabilities of approximately $4,000,000, and a working capital deficiency of approximately $3,900,000.  We have no credit facilities.  Other than salary under the three officers’ employment agreements, we do not contemplate any other material operations in the near future. Our liabilities consist of accrued compensation to officers of approximately $3,500,000, loans from officers and stockholders of approximately $220,000 and accrued interest due to officers and shareholders of approximately $250,000. Accrued liabilities, representing accrued compensation and the principal and interest of loans payable to present and former officers and directors reflected on our balance sheet at June 30, 2013 in the amount of approximately $3,559,000, were cancelled during 2014.

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

Results of Operations

Three and six months ended June 30, 2013 and 2012

Revenues for the three months ended June 30, 2013 were approximately $43,000, an increase of approximately $37,000, or 651%, from the comparable period of 2012, which were approximately $6,000. Revenues for the six months ended June 30, 2013 were approximately $49,000, a decrease of approximately $54,000, or 53%, from the comparable period of 2012, which was approximately $103,000. Gross profit for the three and six months ended June 30, 2013 was approximately $30,000 and $31,000, respectively, an increase of approximately $59,000, or 204%, and a decrease of approximately $30,000, or 48%, respectively, compared to the three and nine months ended June 30, 2012, respectively. The changes in both revenue and gross profit were primarily due to a decrease in patent service fees of approximately $82,500, as well as the timing of both revenue from licenses entered into with respect to the underlying intellectual property and payment of the royalty costs associated with generating those revenues. Since we do not have any long term license agreements, we have no continuing source of revenue, and our revenue generally reflects the net proceeds from royalty payments, which have generally resulted from litigation.

Operating expenses for the three and six months ended June 30, 2013 increased by approximately $27,000, or 13%, and increased by approximately $52,000, or 13%, respectively, compared to the three and six months ended June 30, 2012. Our principal operating expense for the three and six months ended June 30, 2013 and 2012 was executive compensation, which was approximately $188,000 and $396,000 for the three and six months ended June 30, 2013, respectively, and approximately $188,000 and $375,000 for the three and six months ended June 30, 2012, respectively. Executive compensation includes stock-based compensation of $21,000 in the first quarter of 2013. We did not incur stock-based compensation expense in 2012 or in the second quarter of 2013.

As a result of the foregoing, we sustained a net loss of approximately $196,000, or $0.001 per share (basic and diluted), for the three months ended June 30, 2013 and a net loss of approximately $426,000, or $0.002 per share (basic and diluted), for the six months ended June 30, 2013, compared to net loss of approximately $235,000, or $0.001 per share (basic and diluted), for the three months ended June 30, 2012 and a net loss of approximately $354,000, or $0.002 per share (basic and diluted), for the six months ended June 30, 2012.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2013, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of June 30, 2013, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

