Form 10-K
period 2013-12-31
QUEST PATENT RESEARCH CORP
filed 2015-04-10
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
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

As of April 9, 2015, the registrant had 263,038,334 shares of common stock outstanding.

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

Online Marketing, Sweepstakes, Promotions & Rewards (VonKohorn Portfolio)

The portfolio consists of nine United States Patents that include patent claims related to, among other areas, online couponing, print-at-home boarding passes and tickets, online sweepstakes; including the promotion by television networks of online sweepstakes (the “Von Kohorn Portfolio”). In December 2009, we entered into an agreement with Intertech Holdings, LLC pursuant to which our wholly-owned subsidiary, Quest NetTech Corporation, acquired by assignment all right, title, and interest in the Von Kohorn Portfolio. Under the agreement, we will receive 20% of adjusted gross recoveries, as defined. In August 2013, we and Intertech Holdings amended the December 2009 agreement to provide that Intertech Holdings will receive 33% of the adjusted gross recoveries and Quest NetTech will receive 67% of adjusted gross recoveries.

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

Monetization Activities for our Intellectual Property Portfolios

Mobile Data

Through December 31, 2013, we did not generate any licensing revenues from the Mobile Data Portfolio.

In March 2014, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Mobile Data Portfolio and engaged counsel on a partial contingency basis in connection with a proposed patent infringement action relating to the Mobile Data Portfolio. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party. In April 2014, as part of a structured licensing program, Quest Licensing Corporation brought several patent infringement suits against various entities in the U.S. District for the District of Delaware. These actions are pending. Through April 9, 2015 the third party has provided funds in the amount of approximately $1,018,000 of which approximately $625,000 has been paid to litigation counsel and other third parties and $392,500 has been paid to us in conjunction with the litigation against parties which we believe are infringing on our intellectual property.

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

Rich Media

During the years ended December 31, 2012 and 2013, we did not generate any revenue from the rich media patents.

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

In September and October 2013, Quest NetTech brought several patent infringement actions against various entities in the U.S. District for the Eastern District of Texas. These actions were settled.

In July 2014, Quest NetTech brought several patent infringement suits against various entities in the U.S. District for the Eastern District of Texas. These actions were settled.

In February 2015, Quest NetTech brought several patent infringement suits against various entities in the U.S. District for the Eastern District of Texas. These actions are pending.

Through December 31, 2012, we generated revenues of approximately $467,500 from the Von Kohorn Portfolio. For the year ended December 31, 2013, we generated license fees of approximately $45,000 from this portfolio. During 2014, we generated license fees of approximately $460,000.

Flexible Packaging - Turtle PakTM

As the exclusive licensee and manager of the manufacture and sale of licensed product, we sell products to end users and we outsource the manufacture and assembly of the product components and coordinate order receipt, fulfillment and invoicing. Revenues from the TurtlePakTM product sales were approximately $252,000 through December 31, 2012 and approximately $31,000 for the year ended December 31, 2013. We continue to generate modest revenue from this product.

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

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial Data	US Patent	RE38,137	Programmable Multiple Company Credit Card System	01/11/2001	06/10/2003	09/28/2015
Mobile Data	US Patent	7,194,468	Apparatus and Method for Supplying Information	02/09/2001	03/20/2007	02/09/2021
Mobile Data	US Application	12/617,373(1)	Apparatus and Method for Supplying Information	11/12/2009	05/20/2010	N/A
Mobile Data	US Application	13/832,012	Apparatus and Method for Supplying Information	03/15/2013	09/05/2013	N/A
Von Kohorn	US Patent	5,128,752	System and method for generating and redeeming tokens	10/25/1990	07/07/1992	07/17/2009
Von Kohorn	US Patent	5,227,874	Method for measuring the effectiveness of stimuli on decisions of shoppers	10/15/1991	07/13/1993	07/13/2010
Von Kohorn	US Patent	5,249,044	Product information storage, display, and coupon dispensing system	07/11/1991	05/11/1993	07/07/2009
Von Kohorn	US Patent	5,283,734	System and method of communication with authenticated wagering participation	09/19/1991	02/01/1994	09/19/2011
Von Kohorn	US Patent	5,368,129	Retail facility with couponing	07/23/1992	11/29/1994	07/23/2012
Von Kohorn	US Patent	5,508,731	Generation of enlarged participatory broadcast audience	02/25/1993	04/16/1996	04/16/2013
Von Kohorn	US Patent	5,697,844	System and method for generating and redeeming tokens	10/25/1990	07/07/1992	07/17/2009
Von Kohorn	US Patent	5,713,795	System and method for generating and redeeming tokens	10/25/1990	07/07/1992	07/17/2009
Von Kohorn	US Patent	5,759,101	System and method for generating and redeeming tokens	10/25/1990	07/07/1992	07/17/2009
Turtle Pak	US Patent	RE36,412	Article Packaging Kit, System, and Method	06/18/1996	11/30/1999	06/24/2013
Turtle Pak	US Patent	6,490,844	Film Wrap Packaging Apparatus and Method	06/21/2001	12/10/2002	07/10/2021
Turtle Pak	US Trademark	74709827	Turtle Pak - design plus words, letters, and/or numbers	08/01/1995	06/04/1996	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, Systems, And Processes For The Design And Creation Of Rich Media Applications Via The Internet	02/09/2001	02/14/2006	10/16/2023
Rich Media	US Application Proceeds Interest	13/314977	Methods, Systems, And Processes For The Design And Creation Of Rich Media Applications Via The Internet	12/08/2011	04/12/2012	N/A

(1)	On November 21, 2014, the United States Patent and Trademark Office issued a Notice of Allowance on this application.

Research and Development

Research and development expense are incurred by us in connection with the evaluation of patents and in the development of a marketing program. We did not incur research and development expenses during 2012 or 2013.

Employees

As of April 9, 2015, we have no employees other than our two officers, only one of whom, Mr. Jon Scahill, our chief executive officer and president, is full time. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through 2013, we generated a cumulative loss of approximately $13,900,000 on cumulative revenues of approximately $1,538,000. Our total assets were approximately $21,000 at December 31, 2013. At December 31, 2013, we had a working capital deficiency of approximately $4,350,000. We had negative working capital from our operations for both 2013 and 2012, and our continuing losses are generating an increase in our negative working capital. We used approximately $7,900 in our operations for the year ended 2013. We are continuing to generate losses and negative cash flows from our operations, and we cannot give assurance that we can or will ever operate profitably.

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

Because of our financial condition and our failure to have generated revenues from our existing portfolios, we may not be able to obtain intellectual property rights to the most advanced technologies. In order to generate meaningful revenues from intellectual property rights, we need to be able to identify, negotiate rights to and offer technologies for which there is a developing market. Because of our financial condition and our lack of the generation of any significant revenue from our existing intellectual property portfolios, we may be unable to negotiate rights to technology for which there which will be a strong developing market, or, if we are able to negotiate agreements for such intellectual property, the terms of our purchase or license may not be favorable to us. Accordingly, we cannot assure you that we will be able to acquire intellectual property rights to the technology for which there is a strong market demand.

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

The unpredictability of our revenues may harm our financial condition. Our revenues from licensing have typically been lump sum payments entered into at the time of the license, which may be in connection with the settlement of litigation, and not from licenses that pay an ongoing royalty. Due to the nature of the licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of potential licensees and certain other factors, our revenues, if any, may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

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

In connection with patent enforcement actions, counterclaims may be brought against us and a court may rule against us in counterclaims which may expose us and our operating subsidiaries to material liabilities. In connection with patent enforcement actions, it is possible that a defendant may file counterclaims against us or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney’s fees and/or expenses to the counterclaiming defendant, which could be material, and if we or our operating subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results, our financial position and our ability to continue in business.

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

Risks Concerning our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the OTCPink marketplace under the symbol “QPRC.” There is a limited trading market for our common stock and there are frequently days on which there is no trading in our common stock. As of April 9, 2015, the last reported sale price was less than $0.01, and, with few exceptions, the price per share has been less than $0.01 for more than the past two years. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock.

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

Our stock price may be volatile and your investment in our common stock could suffer a decline in value. As of April 9, 2015, there has only been limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock in the future. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to general market and economic conditions:

●	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

●	the market’s perception as to our ability to generate positive cash flow or earnings from our intellectual property portfolios;

●	changes in our or securities analysts’ estimate of our financial performance;

●	our ability or perceived ability to obtain necessary financing for operations;

●	the market’s perception of the effects of legislation or court decisions on our business;

●	the anticipated or actual results of our operations;

●	the results or anticipated results of litigation by or against us;

●	changes in market valuations of other intellectual property marketing companies;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	the market’s perception or our ability to continue to make our filings with the SEC in a timely manner;

●	events or conditions relating to the enforcement of intellectual property rights;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other matters not within our control.

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

Our failure to have filed reports with the SEC may impair the market for and the value of our common stock. We did not file reports with the SEC from 2003 until December 2014. We filed our Form 10-K for the year ended December 31, 2012 on December 15, 2014. Our failure to have made such filings may affect both the market for our common stock and the value of our common stock as well as the willingness of investors to purchase our stock. Further, as a result of our failure to file reports, the OTC Markets, Inc., which operates the OTC Pink marketplace, includes a warning notice with respect to us, advising readers that we may not be making material information publicly available.

We do not intend to pay any cash dividends in the foreseeable future. We have not paid any cash dividends on our common stock and do not intend to pay cash dividends on our common stock in the foreseeable future.

ITEM 2. PROPERTIES

We do not own or lease any real property.

ITEM 3. LEGAL PROCEEDINGS

In the ordinary course of our business, we pursue legal remedies to enforce our intellectual property rights and to stop unauthorized use of our technology as described under “Item 1. Business.” We are not a defendant in any legal proceeding.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTC Markets, Inc. OTCPink marketplace under the trading symbol QPRC. Because we are quoted on the OTCPink marketplace, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange or another over the counter market.

The following table sets forth the high and low bid quotations of our common stock as reported as composite transactions on the OTCPink marketplace for each of the quarters during the three most recent fiscal years. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal 2014

First Quarter	$0.0047	$0.001
Second Quarter	$0.007	$0.0023
Third Quarter	$0.0064	$0.0028
Fourth Quarter	$0.0075	$0.001

Fiscal 2013

First Quarter	$0.0025	$0.001
Second Quarter	$0.0023	$0.0009
Third Quarter	$0.0097	$0.0011
Fourth Quarter	$0.0035	$0.001

Fiscal 2012

First Quarter	$0.003	$0.001
Second Quarter	$0.002	$0.001
Third Quarter	$0.002	$0.001
Fourth Quarter	$0.002	$0.001

As of April 9, 2015, the closing bid quote for our common stock was $0.003 per share.

Stockholders of Record

As of April 9, we had 456 record holders of our common stock. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2013.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
As of December 31, 2013
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	80,000,000	$0.0036	-
Total	80,000,000	$0.0036	-

A summary of the status of the Company's equity grants and changes is set forth below:

All of the equity compensation plans are agreements with officers and directors and other persons with which we conduct business.

In March 2008, we granted to Burton Goldstein, who was then chairman and a director, warrants to purchase 5,000,000 share of common stock at $0.004. The warrants expired unexercised on March 1, 2015.

During, 2013, we issued five-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share, to Mr. Jon Scahill, our president, chief operating officer and director, pursuant to his executive employment agreement.

No warrants or options were exercised in 2013.

Recent sales of unregistered securities.

During the reporting period, the only issuances of equity securities were issuances of options or warrants pursuant to employment agreements with officers. All issuances were made pursuant to Section 4(2) (now, Section 4(a)(2)) of the Securities Act as issuances not involving a public offering. All of these issuances are described under “Securities Authorized for Issuance under Equity Compensation Agreements.”

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

We seek to generate revenue from two sources. Our primary source of revenue is license fees pursuant to license agreements, which may be negotiated with the licensee or may be the result of the settlement of legal action commenced by us to enforce our intellectual property rights. Because of the nature of our business transactions to date, our license revenues are not distributed over the life of the patent, with the result that we do not have a continuing stream of revenue from our licensees. Our revenue typically reflects one-time license fees and payments in settlement of litigation. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us for a continuing stream of revenue, to date we have not been successful in doing so, and we cannot give you any assurance that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year. Our gross profit from license fees reflects any royalties which we pay in connection with our license. Through December 31, 2013, we did not generate any revenues from our Mobile Data Portfolio or our Data Systems Portfolio. All revenue from our Rich Media Portfolio was generated prior to 2013, and we did not generate any revenue from this portfolio during 2013. We did not generate any revenue from these portfolios in 2014.

To a lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

Our principal operating expense has been executive compensation, which, for the years ended December 31, 2013 and 2012, represented cash and equity compensation payable to our three executive officers and amounted to a total of $771,000 for 2013 and $750,000 for 2012. Two of these officers are no longer employed by us. Pursuant to agreements with our officers, as described under “Item 11. Executive Compensation”, compensation to two of these officers ceased in 2014. In addition, the three officers waived the right to receive a total of $4,178,598 during 2014, which represented accrued compensation and indebtedness owed by us to the three officers. The cancellation of indebtedness will be reflected as other income during the year ended December 31, 2014.

Liquidity and Capital Resources

At December 31, 2013, we had current assets of approximately $20,000, current liabilities of approximately $4,370,000, and a working capital deficiency of approximately $4,350,000. We have no credit facilities. Other than salary under the three officers’ employment agreements, we do not contemplate any other material operations in the near future. Our liabilities consist of accrued compensation to officers of approximately $3,815,000, loans from officers and stockholders of approximately $217,000 and accrued interest due to officers and shareholders of approximately $261,000. The accrued liabilities to our present and former officers and directors reflected on our balance sheet at December 31, 2013, were cancelled during 2014.

Our only source of financing, which we will continue to rely on, is borrowing from officers and shareholders. We believe that, because of our financial condition, our history of losses and negative cash flow from operations, our low stock price and the absence of SEC disclosure relating to us since 2003 make it difficult for us to raise funds in the debt or equity markets.

Results of Operations

Years Ended December 31, 2013 and 2012

Revenues for the year ended December 31, 2013 were approximately $74,555, a decrease of approximately $186,000, or 71%, compared to the year ended December 31, 2012, which were approximately $261,000. Gross profit for 2013 was approximately $52,000, a decrease of approximately $131,000, or 71%, compared to 2012. The decrease in both revenues and gross profit reflected a decrease in patent service fees resulting from the timing of revenue from licenses which we have entered into with respect to our intellectual property. Our license fees are typically lump sum payments and not periodic payments, so our flow of revenue is dependent upon the timing of our entering into license agreement, including agreements resulting from the settlement of litigation.

Operating expenses for the 2013 increased by approximately $102,000, or 13%, from approximately $800,000 in 2012 to approximately $902,000 in 2013. Our principal operating expense for 2013 and 2012 was executive compensation, which was approximately $771,000 for 2013 and approximately $750,000 for $2012. Executive compensation included $21,000 of stock-based compensation in 2013. We did not incur stock-based compensation in 2012.

As a result of the foregoing, we had a net loss of approximately $ 871,000, or $0.003 per share (basic and diluted) for 2013 compared to net loss of approximately $642,000, or $0.003 per share (basic and diluted), for 2012.

Critical Accounting Estimates

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

Going Concern

As shown in the accompanying consolidated financial statements, we have incurred recurring losses and have an accumulated deficit as of approximately $13,900,000 as of December 31, 2013 and a negative working capital of approximately $4,350,000 as of the same date. Accrued compensation and obligations in the amount of approximately of $4,178,598 to present and former officers and directors included in liabilities at December 31, 2013 were cancelled by the officers and directors during 2014, and that amount will be reflected as income from cancellation of indebtedness. For 2013, we generated minimal revenues in our operations and a negative cash flow from operations. We continue to be dependent on our ability to generate revenues, positive cash flows and additional financing. We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all. Our audit report for the year ended December 31, 2013, does not include a going concern qualification since we have continued in operation for more than twelve months from the date of the financial statements. Unless we take steps to remedy these conditions, these factors will raise substantial doubt about our ability to continue as a going concern, and our auditor’s report for years subsequent to 2013 may include a going concern qualification.

Accounts Receivable

Accounts receivable, which generally relate to sales of our TurtlePakTM packaging materials, are recorded at the invoiced amount. Any allowance for doubtful accounts is our best estimate of the amount of probable losses to us from existing accounts receivable. No allowance for doubtful accounts was recorded for the years ended December 31, 2013 and 2012.

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

Revenue Recognition

Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable, and (iv) the collectability of amounts is reasonable assured.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2013, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of December 31, 2013, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2013, management identified material weaknesses related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2013.

Management has determined that our internal audit function is significantly deficient due to insufficient segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities.

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

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. However, until we can generate significantly greater revenues and employ additional accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weaknesses in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2013, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

On April 8, 2015, our board of directors approved amended and restated bylaws. The restated bylaws change quorum requirements from a majority of the outstanding shares to one-third of the outstanding shares.

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

Jon C. Scahill has been president and chief executive officer since January 2014 and a director since 2007. He was appointed secretary in April 2014. He also served as president and chief operating officer from May 2007 to December 2013. From December 2006 to May 2007, Mr. Scahill was founder and managing director of the Urban-Rigney Group, LLC, a private consultancy specializing in new business/new venture development, operations optimization, and strategic analysis. Prior to launching his consultancy business, Mr. Scahill held numerous positions in sales and marketing, technical management, and product development in the consumer products/flexible packaging arena. Mr. Scahill holds a B.S. in chemical engineering from the University of Rochester, an MBA in finance, strategy and operations from Rochester's Simon Graduate School of Business and a JD from Pace Law School. Mr. Scahill is a registered patent agent admitted to practice before the United States Patent and Trademark Office.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2013, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis, except that Jon Scahill was late in filing his Form 3 and Form 4. Other individuals who were directors but are no longer directors either failed to file Form 3 or were late in filing.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2013 and 2012, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Burton Goldstein, Chairman and Secretary	2013 2012	200,000 200,000	-	-	-	-	-	-	200,000 200,000

Herbert Reichlin, CEO, CFO, Treasurer	2013 2012	250,000 250,000	-		-	-	-	-	250,000 250,000

Jon Scahill, COO and President	2013 2012	300,000 300,000	-	-	21,000	-	-	-	321,000 300,000

Employment Agreements

On March 1, 2008, we entered into an employment agreement with Jon C. Scahill, pursuant to which we employed Mr. Scahill as our president and chief operating officer for a period of ten years, subject to renewal, for an annual salary of $300,000. Pursuant to the agreement, we issued Mr. Scahill ten-year warrants to purchase 15,000,000 shares common stock at an exercise price of $0.004 per share, which vested upon execution of the employment agreement, and agreed to issue to Mr. Scahill on the third anniversary of the date of execution of his employment agreement, seven-year warrants to purchase 30,000,000 shares of common stock at an exercise price of $0.004 per share, which we issued in 2011 and which vested on issuance, and we agreed to issue to Mr. Scahill on the fifth anniversary of the execution of his employment agreement, five-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.004 per share, which we issued in 2013, and which vested on issuance.

On October 30, 2014, we entered into a restated employment agreement with Mr. Jon Scahill, which was superseded by a restated employment agreement dated as of November 30, 2014. Pursuant to the restated employment agreement, which we agreed to employ Mr. Scahill as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. Mr. Scahill is entitled to a bonus if we meet or exceed performance criteria established by the compensation committee. Mr. Scahill is also eligible to participate in any executive incentive plans which we may adopt. Pursuant to the agreement, we issued to Mr. Scahill warrants to purchase 60,000,000 shares, representing the warrants that had been previously covered in his prior employment agreement but which had never been issued, and we issued to Mr. Scahill a restricted stock grant for 30,000,000 shares which vested on January 15, 2015. Prior to the vesting of the shares, Mr. Scahill held the rights of a stockholder with respect to these shares, including the right to vote, subject to forfeiture in the event that the shares did not vest. In the event that we terminate Mr. Scahill’s employment other than for cause or as a result of his death or disability, we will pay him severance equal to his salary for the balance of the term and, if he received a bonus for the previous year, an amount equal to that bonus, as well as continuation of his insurance benefits. Mr. Scahill also waived accrued compensation of $1,167,705, representing his accrued salary for periods prior to January 1, 2014. The restated employment agreement also includes mutual general releases between Mr. Scahill and us.

On March 1, 2008, we entered into an employment agreement with Burton Goldstein, pursuant to which we employed Mr. Goldstein as our chairman and secretary for a period of seven years, at an annual salary of $200,000. Pursuant to the employment agreement, we issued Mr. Goldstein seven-year warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. On October 10, 2014, we entered into a separation agreement and mutual general release with Mr. Goldstein whereby Mr. Goldstein forgave all loans, accrued interest, accrued salary and accrued benefits and released us from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including the employment agreement dated March 1, 2008. Mr. Goldstein resigned as a director. We agreed that Mr. Goldstein would retain the warrants granted under the employment agreement dated March 1, 2008 and that we would pay Mr. Goldstein 3.25% of our net revenues, provided that our net revenues exceed $1,500,000, up to the aggregate amount of $250,000 with payments in any year not to exceed $125,000. The total accrued compensation and other obligations waived by Mr. Goldstein was $1,343,543.

On March 1, 2008, we entered into an employment agreement with Herbert Reichlin, pursuant to which we employed Mr. Reichlin as our chief executive officer, chief financial officer and treasurer for a period of ten years for an annual salary of $250,000. Pursuant to the employment agreement, we issued Mr. Reichlin ten-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. In June 2014 Mr. Reichlin’s employment with us was terminated. On October 10, 2014, we entered into a separation agreement and mutual general release with Mr. Reichlin whereby Mr. Reichlin forgave all loans, accrued interest, accrued salary, accrued benefits and released us from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including the employment agreement dated March 1, 2008, at any time between Mr. Reichlin and us. Mr. Reichlin resigned as a director and agreed not seek re-election for a period of 36 months. We agreed that Mr. Reichlin would retain the warrants granted under the employment agreement dated March 1, 2008 and that we would pay Mr. Reichlin 3.25% of our net revenues, provided that our net revenues exceed $1,500,000, up to the aggregate amount of $700,000 with payments in any year not to exceed $300,000. The total accrued compensation and other obligations waived by Mr. Reichlin was $1,667,350.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2013.

Name	Option awards						Stock awards
	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Burton Goldstein	5,000,000	(1)			0.004	March 1, 2015

Herbert Reichlin	5,000,000	(2)			0.004	March 1, 2018

Jon Scahill	15,000,000 30,000,000 15,000,000	(3) (4) (5)			0.004	March 1, 2018

(1)	On March 1, 2008, we issued to Mr. Goldstein seven-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share pursuant to his employment agreement. The warrants vested upon issuance. The warrants expired unexercised on March 1, 2015.
(2)	On March 1, 2008, we issued to Mr. Reichlin ten-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.
(3)	On March 1, 2008, we issued to Mr. Scahill ten-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.
(4)	On March 1, 2011, we issued to Mr. Scahill seven-year warrants to purchase 30,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.
(5)	On March 1, 2013, we issued to Mr. Scahill five-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.

The warrants described above with respect to Mr. Scahill had not been issued at the time of his restated employment agreement. Pursuant to that agreement, we issued Mr. Scahill a warrant to purchase 60,000,000 shares on October 30, 2014.

Directors’ Compensation

No director not named in the Summary Compensation Table received any compensation during 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of April 9, 2015, by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of April 9, 2015.

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jon C. Scahill (2)	91,000,000	28.2%
Herbert Reichlin (3) 19 Fortune Lane Jericho, New York 11573	16,316,000	6.1%
Burton Goldstein 22 Herb Hill Rd. Glen Cove, New York 11547	9,283,333	3.5%
Dr. William Ryall Carroll	484,633	*
Timothy J. Scahill	5,000	*
All officers and directors as a group (three individuals)	91,489,633	28.3%

* less than 1%.

(1)	The address of Mr. Jon C. Scahill, Dr. Carroll and Mr. Timothy J. Scahill is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.
(2)	The shares beneficially owned by Mr. Jon Scahill represent (a) 1,000,000 shares of common stock owned by him, (b) 30,000,000 shares of common stock issued pursuant to the restricted stock grant pursuant to his restated employment agreement, and (c) 60,000,000 shares of common stock issuable upon exercise of a warrant at an exercise price of $0.004 per share through March 1, 2018. The 30,000,000 shares issued pursuant to the restricted stock grant vested January 15, 2015.
(3)	The shares beneficially owned by Mr. Reichlin include 5,000,000 shares issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Managed Services Team LLC, an entity for which by Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We are obligated to pay for these services at usual and customary rates. In 2013, the cost of these services was approximately $1,500.

Director Independence

Dr. Carroll is an “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Malone Bailey, LLP, for each of our last two fiscal years for the categories of services indicated.

	Fiscal Year Ended December 31
	2013	2012

Audit fees	$14,000	$28,000
Audit – related fees	0	0
Tax fees	0	0
All other fees	0	0

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

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Bylaws of the Company.
10.1	Employment Agreement dated March 1, 2008 between the issuer and between the Company and Burton Goldstein. (1)
10.2	Separation Agreement and Mutual General Release dated October 10, 2014 between the Company and Burton Goldstein. (1)
10.3	Employment Agreement dated March 1, 2008 between the issuer and between the Company and Herbert Reichlin. (1)
10.4	Separation Agreement and Mutual General Release dated October 10, 2014 between the Company and Herbert Reichlin. (1)
10.5	Restated Employment Agreement dated as of November 30, 2014 between the issuer and between the Company and Jon C. Scahill. (1)
10.6	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.7	License Agreement dated March 26, 2008 between the Company and Emerging Technologies Trust. (1)
10.8	Licensing Services Agreement dated July10, 2008 between the Company and Balthaser Online, Inc. (1)
10.9	Patent Purchase Agreement dated December 21, 2009 between Company and Intertech Holdings, LLC. (1)
10.10	Consulting Agreement dated August 11, 2010 between the Company and Alex W. Hart.(1)
10.11	Agreement dated February 8, 2011 between the Company and Sol Li. (1)
10.12	Agreement dated June 26, 2013 between the Company and The Betting Service Ltd. and Neil Riches.(1)
10.13	Funding Agreement dated March 13, 2014 between the Company and Longford Capital Fund I, LP, (subject to order granting confidential treatment (1))#
10.14	Agreement dated April 1, 2014 between the Company and Allied Standard Limited. (1)
10.15	Form of warrant issued to Messrs. Goldstein and Reichlin .(1)
10.16	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.17	Form of indemnification agreement. (1)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document*
101.SCH	XBRL Taxonomy Schema Document*
101.CAL	XBRL Taxonomy Calculation Document*
101.DEF	XBRL Taxonomy Linkbase Document*
101.LAB	XBRL Taxonomy Label Linkbase Document*
101.PRE	XBRL Taxonomy Presentation Linkbase Document*

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.

# Certain portions of this exhibit are omitted pursuant to an order granting confidential treatment. The omitted information has been filed separately with the SEC.

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

Date April 9, 2015

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, chief executive officer,	April 9, 2015
Jon C. Scahill	acting chief financial officer and president (principal executive, financial and accounting officer)

/s/ Timothy J. Scahill	Director	April 9, 2015
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	April 9, 2015
Dr. William Ryall Carroll

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Quest Patent Research Corporation

(Formerly Quest Products Corporation)

Jericho, New York

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Patent Research Corporation, Inc. and its subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 9, 2015

Quest Patent Research Corporation and Subsidiaries Consolidated Balance Sheets

	December 31,
	2013	2012
ASSETS
Current assets
Cash and cash equivalents	$159	$18,579
Investment in unconsolidated subsidiary	10,516	-
Accounts receivable	4,218	5,816
Accounts receivable - affiliates	5,295	-
Total current assets	20,188	24,395

Total assets	$20,188	$24,395
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$75,407	$-
Accrued officers’ compensation	3,815,103	3,071,205
10% Loans payable – Officers/Directors	79,490	79,490
10% Loans payable – third party	138,000	138,000
Accrued interest	261,331	239,581
Total current liabilities	4,369,331	3,528,276

Total liabilities	4,369,331	3,528,276
Stockholders' Deficit
Preferred Stock – Par Value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 233,038,334, for the years ended 2012, 2011, 2010, 2009 and 2008, respectively	6,991	6,991
Additional paid-in capital	9,572,279	9,551,279
Accumulated deficit	(13,931,134)	(13,064,810)
Total Quest Patent Research Corporation deficit	(4,351,864)	(3,506,540)

Non-controlling interest in subsidiaries	2,721	2,659

Total stockholders’ deficit	(4,349,143)	(3,503,881)

Total liabilities and stockholders’ deficit	$20,188	$24,395

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2013	2012
Revenues
Sales	$29,555	$43,475
Patent service fees	45,000	217,500
	74,555	260,975
Cost of goods sold:
Cost of sales	10,449	15,975
Royalties	11,617	61,564
	22,066	77,539
Gross profit	52,489	183,436

Operating expenses
Selling, general and administrative expenses	901,838	800,158

Total operating expenses	901,838	800,158

Loss from operations	(849,349)	(616,722)

Other expense
Interest expense	(21,750)	(21,750)
	(21,750)	(21,750)

Net loss	(871,099)	(638,472)
Net loss attributable to non-controlling interest in subsidiaries	(62)	(2,672)
Net Loss Attributable to Quest Patent Research Corporation	$(871,161)	$(641,144)

Earnings (loss) per share Basic and Diluted	$(0.003)	$(0.003)

Weighted average shares outstanding – Basic and Diluted	233,038,334	233,038,334

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in		Non-controlling Interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2011	233,038,334	$6,991	$9,551,279	$(12,423,666)	$(13)	$(3,503,881)

Net Loss				(641,144)	2,672	(638,472)

Balances as of December 31, 2012	233,038,334	$6,991	$9,551,279	$(13,064,810)	$2,659	$(3,503,881)

Deconsolidation of subsidiary				4,837		4,837

Compensation expense relating to warrants/options	-	-	21,000	-	-	21,000

Net loss	-	-	-	(871,161)	62	(871,099)

Balances as of December 31, 2013	233,038,334	6,991	9,572,279	(13,931,134)	2,721	(4,349,143)

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2013	2012

Cash flows from operating activities:
Net loss	$(871,161)	$(641,144)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deconsolidation of subsidiary	4,837
Earnings Attributable to Non-Controlling Interest	62	2,672
Share-based compensation	21,000

Changes in operating assets and liabilities
Accounts receivable	1,598	(4,341)
Accounts receivable - affiliates	(5,295)
Accrued officers compensation	743,898
Accounts payable and accrued expenses	97,157	619,150

Net cash used in operating activities	(7,904)	(23,663)

Cash flows from investing activities:
Cash sent to fund unconsolidated subsidiary	(10,516)	-
Net cash used in investing activities	(10,516)	-

Net decrease in cash and cash equivalents	(18,420)	(23,663)

Cash and cash equivalents at beginning of year	18,579	42,242

Cash and cash equivalents at end of year	$159	$18,579

Non Cash Financing Activities
Accrued salary capital contribution	-	-

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

The Company is a Delaware corporation, incorporated on July 17, 1987 under the name Phase Out of America Inc. On September 24, 1997, the Company changed its name to Quest Products Corporation and on June 6, 2007, the Company changed its name to Quest Patent Research Corporation. During 2003, 2004, 2005, 2006 and 2007 the Company did not have any significant operations. The Company has been engaged in the intellectual property monetization business since 2008.

As used herein, the “Company” refers to Quest Patent Research Corporation and its wholly and majority-owned and controlled operating subsidiaries unless the context indicates otherwise. All intellectual property acquisition, development, licensing and enforcement activities are conducted by the Company’s wholly and majority-owned and controlled operating subsidiaries.

The Company is an intellectual property asset management company. Its principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by the Company. The Company currently owns, controls or manages five intellectual property portfolios, which principally consist of patent rights. As part of its intellectual property asset management activities and in the ordinary course of our business, it has been necessary for the Company or the intellectual property owner who the Company represents to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. The Company anticipates that its primary source of revenue will come from the grant of licenses to use its intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits. The Company also generates revenue from management fees for managing intellectual property portfolios.

Intellectual property monetization includes the generation of revenue and proceeds from patents and patented technologies and other intellectual property rights. Patent litigation is often a necessary element of intellectual property monetization where a patent owner, or a representative of the patent owner, seeks to protect its patent rights against the unlicensed manufacture, sale, and use of the owner’s patent rights or products which incorporate the owner’s patent rights. In general, the Company seeks to monetize the bundle of rights granted by the patents through structured licensing and when necessary enforcement of those rights through litigation.

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

Through December 31, 2013, the Company did not generate any revenue from the Mobile Data and Financial Data portfolios. The revenues from the TurtlePakTM intellectual property are from the sale of products utilizing the technology.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2013.

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

Pro Forma Financial Information (unaudited)

The pro forma financial information set forth below is based upon our historical consolidated statements of operations for the years ended December 31, 2013 and 2012, adjusted to give effect to the deconsolidation of Quest Licensing as if it had occurred on January 1, 2012.

The pro forma financial information is presented for informational purposes only and may not be indicative of what actual results of operations would have been had the deconsolidation occurred on January 1, 2012, nor does it purport to represent the results of future operations (in thousands):

	Year Ended
	December 31 2013	December 31 2012

Statement of operations:
Revenue	$74,555	$260,975
Cost of goods sold	22,066	77,539
Gross profit	52,489	183,436

Selling, general and administrative expenses	(901,838)	(789,342)

Other expenses	(21,750)	(21,750)

Net loss	(871,099)	(627,656)
Net loss attributable to non-controlling interest in subsidiaries	(62)	(2,672)
Net loss attributable to Quest Patent Research Corporation	$(871,161)	$(630,328)

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable. No allowance for doubtful accounts was recorded for the year ended December 31, 2013.

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

Packaging Sales

The Company’s packaging operation customers are end users. Revenues from packaging sales, less reserves for returns, are recognized upon shipment to the customer.

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

The Company also follows the guidance related to accounting for income tax uncertainties effective November 1, 2007. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2013 and in the interim periods.

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

NOTE 3 – WARRANTS AND STOCK OPTIONS

Warrants

During March 2013, pursuant to the president’s employment agreement (see Note 7), the Company issued the president warrants to purchases 15,000,000 shares of common stock. The warrants vested immediately, have an exercise price of $0.004 and expire on March 1, 2018.

The Company valued the warrants at $21,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 0.77%; (2) warrant life of 5 years; (3) expected volatility of 548% and (4) zero expected dividends.

During March 2010, the Company granted to its then chairman warrants to purchase 5,000,000 shares at a price of $0.004 per share, through March 1, 2015. The warrants expired unexercised.

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2011	60,000,000	0.0038	5.8
Granted	--
Cancelled	--
Expired	--
Exercised	--
Balance - December 31, 2012	60,000,000	0.0038	4.8
Granted	15,000,000	0.004	5.0
Cancelled	--
Expired	--
Exercised	--
Balance - December 31, 2013	75,000,000	0.0038	3.9

Warrants exercisable at end of year	75,000,000
Weighted average fair value of warrants granted during period		0.0014

Stock Options

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2011	15,000,000	0.0045	2.33
Granted	--
Cancelled	--
Expired	5,000,000
Exercised	--
Balance - December 31, 2012	10,000,000	0.00175	1.5
Granted	--
Cancelled	--
Expired	5,000,000	0.0025	0.25
Exercised	--
Balance - December 31, 2013	5,000,000	0.001	1.75

No warrants or options were exercised in 2013.

NOTE 4 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2013	2012
Balance, beginning of year	$2,659	$(13)
Net income (loss) attributable to non-controlling interest	$62	$2,672
Balance, end of year	$2,721	$2,659

NOTE 5 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2013, the Company has generated approximately $7,568,737 of net operating loss (“NOL”) carry forwards which will expire in the years 2019 through 2034. Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382. The Company has had significant equity transactions in both the current and prior periods. Due to this equity activity and the restrictions resulting under Section 382, most of the Company’s NOLs may not be available to offset future taxable income. The Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

December 31,
2013
Net operating loss carry forward	$3,027,200
Valuation allowance	$(3,027,200)
Total	$-

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

As of fiscal year ended December 31, 2013, the balance of Notes Payable to Related Parties was $79,490, and accrued interest on those notes was $89,594.

See Notes 7 and 8 with respect to employment and termination agreements with officers and directors and the cancellation of debt to officers and directors.

During 2013, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In 2013, the cost of these services was approximately $1,500.

NOTE 7 – COMMITMENTS

On March 1, 2008, the Company entered into an employment agreement with its then chairman, pursuant to which the Company employed the chairman for a period of seven years, at an annual salary of $200,000. Pursuant to the employment agreement, the Company issued the chairman seven-year warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. See Note 8 with respect to the termination of the former chairman’s employment agreement.

On March 1, 2008, the Company entered into an employment agreement with its then chief executive officer, who was also chief financial officer and treasurer, for a period of ten years for an annual salary of $250,000. The chief executive officer is eligible for an annual bonus of 10% of the Company’s consolidated income before taxes. Pursuant to the employment agreement, the Company issued him ten-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. The agreement provides that the Company will provide the chief executive officer with a full-size vehicle when it is financially able to do so, and a laptop computer and phone. The agreement also includes a severance provision whereby, if the Company terminates chief executive officer’s employment other than for cause, the Company is to pay the chairman severance compensation equal to three times his average annual compensation for the five years prior to termination and reimbursement of his COBRA expenses. See Note 8 with respect to the termination of the former chief executive officer’s employment agreement.

On March 1, 2008, the Company entered into an employment agreement with our current president and chief executive officer who, at the time of the agreement, was its president and chief operating officer, for a period of ten years, subject to renewal, for an annual salary of $300,000. He is eligible for an annual bonus of 15% of consolidated income before taxes, as well as a contingent bonus of 20% of net income before taxes on the occurrence of certain events related to the Company’s assets, as established in the agreement. Pursuant to the agreement, the Company issued the president ten-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.004 per share, which vested upon execution of the employment agreement, and agreed to issue to the president on the third anniversary of the date of execution of his employment agreement, seven-year warrants to purchase 30,000,000 shares of common stock at an exercise price of $0.004 per share, which the Company issued in 2011 and which vested on issuance, and the Company agreed to issue to the president on the fifth anniversary of the execution of his employment agreement, five-year warrants to purchase 15,000,000 shares of common stock at an exercise price of $0.004 per share, which the Company issued in 2013 and which vested on issuance. The agreement provides that the Company will provide the president with a full-size vehicle when it is financially able to do so, and a laptop computer and phone. The agreement also includes a severance provision whereby, if the Company terminates the president’s employment other than for cause, the Company is to pay severance compensation equal to three times his average annual compensation for the three years prior to termination and reimbursement of his COBRA expenses. See Note 8 with respect to an amendment and restatement of the president’s employment agreement.

NOTE 8 – SUBSEQUENT EVENTS

In March 2014, the Company entered in to contingent representation agreement with a law firm for representation on a structured licensing program, including litigation if necessary, for the Mobile Data Portfolio. Under the terms of the agreement, the law firm receives an agreed upon percentage of net recoveries as defined in the agreement. Through April 9, 2015, the Company did not realize any net recoveries from the Mobile Data Portfolio.

In March 2014, the Company entered into a funding agreement whereby a third party agreed to provide funds to the Company to enable the Company to implement a structured licensing program, including litigation if necessary, for the Mobile Data Portfolio. Under the agreement, the third party receives an interest in the proceeds from the program, and the Company has no other obligation to the third party. Through March 8, 2015 the third party has provided funds in the amount of approximately $970,000 of which approximately $590,000 has been paid to litigation counsel and other third parties and $380,000 has been paid to the Company in conjunction with the litigation against parties which the Company believes are infringing on its intellectual property.

In April 2014, the Company entered into an agreement with Allied Standard Limited, which holds an interest in the Quest Licensing Corporation, whereby Allied relinquished certain rights under the existing agreement, including its entitlement to a 50% interest in our Quest Licensing subsidiary, in exchange for the Company’s commitment to fund a structured licensing program for the Mobile Data Portfolio.

On October 10, 2014, the Company entered into a separation agreement and mutual general release with its former chairmen whereby the former chairman forgave all loans, accrued interest, accrued salary, accrued benefits and released us from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including his employment agreement dated March 1, 2008. The Company agreed that the former chairman would retain the warrants granted under the employment agreement dated March 1, 2008 and that the Company would pay the former chairman 3.25% of our net revenues, provided net revenues of the Company exceed $1,500,000, up to the aggregate amount of $250,000 with payments in any year not to exceed $125,000. All amounts owed to the former chairman under this agreement will be recorded as expense in the period in which they are earned. The total accrued compensation and other obligations waived by the former chairman was approximately $1,343,543. The warrants granted under the employment agreement dated March 1, 2008 expired unexercised on March 1, 2015.

On October 10, 2014, the Company entered into a separation agreement and mutual general release with its former chief executive officer, who was chief financial officer and treasurer, whereby the former chief executive officer forgave all loans, accrued interest, accrued salary, accrued benefits and released the Company from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including the employment agreement dated March 1, 2008, at any time between the former chief executive officer and the Company. The Company agreed that the former chief executive officer would retain the warrants granted under the employment agreement dated March 1, 2008 and that the Company would pay the former chief executive officer 3.25% of the Company’s net revenues, provided that its net revenues exceed $1,500,000, up to the aggregate amount of $700,000 with payments in any year not to exceed $300,000. All amounts owed to the former CEO under this agreement will be recorded as expense in the period in which they are earned. The total accrued compensation and other obligations waived by the former chief executive officer was approximately $1,667,350.

On October 30, 2014, the Company entered into a restated employment agreement with its president and chief executive officer (who was formerly its president and chief operating officer), which was superseded by a restated employment agreement dated as of November 30, 2014. Pursuant to the restated employment agreement, the Company agreed to employ him as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. The chief executive officer is entitled to a bonus if the Company meets or exceeds performance criteria established by the compensation committee. The chief executive officer is also eligible to participate in any executive incentive plans which the Company may adopt. The Company also agreed to issue to the chief executive officer warrants to purchase 60,000,000 shares, representing the warrants that had been previously covered in his prior employment agreement but which had never been issued, and the Company issued to the chief executive officer a restricted stock grant for 30,000,000 shares which vested on January 15, 2015. As the 60,000,000 warrants were previously expensed when vested and still outstanding according to the old terms, this new issuance was deemed to have been a modification and any incremental expense in value will be expensed on the date of modification. The chief executive officer held the rights of a stockholder with respect to these shares, including the right to vote, subject to forfeiture in the event that the shares did not vest. In the event that the Company terminates the chief executive officer’s employment other than for cause or as a result of his death or disability, the Company will pay him severance equal to his salary for the balance of the term and, if he received a bonus for the previous year, an amount equal to that bonus, as well as continuation of his insurance benefits. The chief executive officer also waived accrued compensation of $1,167,705, representing his accrued salary for periods prior to January 1, 2014. The restated agreement also includes mutual releases between the chief executive officer and the Company.

On November 21, 2014 the Company received a notice of allowance from the United States Patent and Trademark Office on US Patent Application 12/617,373, a continuation application in the Mobile Data Portfolio.

In December 2014, settlements were reached with several defendants named by Quest NetTech in patent infringement suits brought against various entities in July 2014 in the U.S. District for the Eastern District of Texas. With respect to each defendant with whom settlement was reached, the parties entered into a mutual release.

