Form 10-K
period 2014-12-31
QUEST PATENT RESEARCH CORP
filed 2015-08-18
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $555,717 as of June 30, 2015.

As of August 18, 2015, the registrant had 263,038,334 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;

●	Our ability to acquire intellectual property rights for innovative technologies for which there is a significant potential market;

●	Our ability to recoup any investment which we may make to acquire or generate revenue from intellectual property rights;

●	Our ability to identify new intellectual property and obtain rights to that property;

●	The effect of legislation and court decisions on the ability to generate revenue from patent and other intellectual property rights;

●	Our ability to obtain the funding that we require in order to acquire intellectual property and otherwise develop our business;

●	Our ability to obtain litigation funding to enable us to seek to protect our intellectual property rights through litigation when necessary;

●	Our ability to reduce the cost of litigation through contingent fees with counsel or to obtain third-party financing to enable us to enforce our intellectual property rights through litigation or otherwise;

●	The development of a market for our common stock; and

●	Our ability to retain our key executive officers and identify, hire and retain additional key employees.

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

It is frequently necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which would significantly reduce our litigation cost, but which would reduce the value of the recovery to us. We do not have the resources for us to fund the cost of litigation. To the extent that we cannot fund litigation ourselves, we may enter into an agreement with a third party, which may be the patent owner or the former patent owner who transferred the patent rights to us, or an independent third party. In these cases, if a third party funds the cost of the litigation, that party would be entitled to participate in the recovery. Because of our financial position, we currently anticipate that we will require third party funding if we are to pursue litigation, when necessary, to protect our intellectual property rights.

Our Organization

We were incorporated in Delaware on July 17, 1987 under the name Phase Out of America. On September 21, 1997, we changed our name to Quest Products Corporation, and, on June 6, 2007, we changed our name to Quest Patent Research Corporation. We have been engaged in the intellectual property monetization business since 2008. Our executive principal office is located at 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411, telephone number is (888) 743-7577. Our website is www.qprc.com. Information contained on our website does not constitute a part of this annual report.

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

Through December 31, 2014, we did not generate any licensing revenues from the Mobile Data Portfolio.

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

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. A hearing, known as a Markman hearing, in which the judge examines the evidence from the parties on the appropriate meanings of relevant key words in the claim is scheduled for February 8, 2016 and trial has been scheduled for January 9, 2017, although it is possible that either or both of these dates may be postponed. During 2014 and the first six months of 2015, in connection with this litigation, the third party provided funds of approximately $664,000 which was paid to litigation counsel and other third parties. In addition, the funding source paid us management fees of approximately $413,000 in 2014 and approximately $131,000 during the first six months of 2015 in connection with this litigation.

Online Marketing, Sweepstakes, Promotions & Rewards (Von Kohorn Portfolio)

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

Through December 31, 2012, we generated license fees of approximately $467,500 from the Von Kohorn Portfolio. We generated license fees of approximately $45,000 and $505,000 for the years ended December 31, 2013 and 2014, respectively. Through June 30, 2015 we generated license fees of approximately $20,000.

Flexible Packaging - Turtle PakTM

In March 2008, we entered into an agreement with Emerging Technologies Trust whereby our majority-owned subsidiary, Quest Packaging Solutions Corporation, acquired the exclusive license to make, use, sell, offer for sale or sublicense the intellectual property of Emerging Technologies Trust (the “Turtle Pak™ Portfolio”). The Turtle Pak portfolio relates to a cost effective, high-protection packaging system recommended for fragile items weighing less than ten pounds. The intellectual property consists of two U.S. patents, U.S. Patent No. RE36,412 and U.S. Patent No.6,490,844, and the Turtle PakTM trademark. Turtle Pak™ brand packaging is suited for such uses as electrical and electronic components, medical, dental, and diagnostic equipment, instrumentation products, and control components. Turtle Pak™ brand packaging materials are 100% curbside recyclable.

As the exclusive licensee and manager of the manufacture and sale of licensed product, we coordinate the manufacture and sale of licensed products to end users; we contract for the manufacture and assembly of the product components, and we coordinate order receipt, fulfillment and invoicing. Revenues from the TurtlePakTM product sales were approximately $253,500 through December 31, 2012 and approximately $29,500 and $22,000 for the years ended December 31, 2013 and 2014, respectively. In the first six months of 2015, we generated approximately $11,000. We continue to generate modest revenue from this product.

Universal Financial Data System

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

In August 2010, we entered into a five-year consulting agreement with Alex W. Hart pursuant to which he agreed to serve as a special consultant to us on the development and commercialization of the Data System Patent. Pursuant to this agreement, we issued Mr. Hart an option to purchase 5,000,000 shares common stock at a price of $0.001 per share, through December 31, 2015. Through June 30, 2015, we did not generate any revenue from the Financial Data Portfolio.

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

Through June 30, 2015, we did not generate any revenue from the rich media patents.

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

Research and Development

Research and development expense are incurred by us in connection with the evaluation of patents and in the development of a marketing program. We did not incur research and development expenses during 2013 or 2014.

Employees

As of August 18, 2015, we have no employees other than our two officers, only one of whom, Mr. Jon Scahill, our chief executive officer and president, is full time. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through 2014, we generated a cumulative loss of approximately $14,100,000 on cumulative revenues of approximately $2,500,000 and our losses are continuing. Our total assets were approximately $116,000 at December 31, 2014. At December 31, 2014, we had a working capital deficiency of approximately $354,000. We had negative working capital from our operations at December 31, 2014 and 2013, and our continuing losses are generating an increase in our negative working capital. We cannot give assurance that we can or will ever operate profitably.

Our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2014. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2014.

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

We may be unable to enforce our intellectual property rights unless we obtain third party funding. Because of the expense of litigation and our lack of working capital, we may be unable to enforce our intellectual property rights unless we obtain the agreement of a third party to provide funding in support of our litigation. Any potential third party funding source would evaluate the strength of our patent, the likely litigation costs, including the extent that counsel agrees to a contingency or partial contingency fee, and its view of the likelihood of success before agreeing to provide the funding. We cannot assure you that we will be able to obtain third party funding, and the failure to obtain such funding may impair our ability to monetize our intellectual property portfolio.

Our reliance on representations, warranties and opinions of third parties may expose us to certain material liabilities. From time to time, we rely upon the representations and warranties of third parties, including persons claiming ownership of intellectual property rights, and opinions of purported experts. In certain instances, we may not have the opportunity to independently investigate and verify the facts upon which such representations, warranties and opinions are made. By relying on these representation, warranties and opinions, we may be exposed to liability in connection with the licensing and enforcement of intellectual property and intellectual property rights which could have a material adverse effect on our operating results and financial condition.

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

Risks Concerning our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the OTC Pink marketplace under the symbol “QPRC.” The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides.  Furthermore, according to the OTC Markets website, the OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.” There is a limited trading market for our common stock and there are frequently days on which there is no trading in our common stock. As of August 18, 2015, the last reported sale price was less than $0.01, and, with few exceptions, the price per share has been less than $0.01 for more than the past two years. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

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

Our lack of internal controls over financial reporting may affect the market for and price of our common stock. Our disclosure controls and our internal controls over financial reporting are not effective. Since we became engaged in the intellectual property management business in 2008, we have not had the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued poor financial condition together with the fact that we have one full time employee makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

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

Our stock price may be volatile and your investment in our common stock could suffer a decline in value. As of August 18, 2015, there has only been limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock in the future. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share.  Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to general market and economic conditions:

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

Our failure to have filed reports with the SEC may impair the market for and the value of our common stock. We did not file reports with the SEC from 2003 until December 2014. We filed our Form 10-K for the year ended December 31, 2012 on December 15, 2014 and our Form 10-K for the year ended December 31, 2013 on April 10, 2014. Our failure to have made such filings may affect both the market for our common stock and the value of our common stock as well as the willingness of investors to purchase our stock. Further, as a result of our failure to file reports, the OTC Markets, Inc., which operates the OTC Pink marketplace, includes a warning notice with respect to us, advising readers that we may not be making material information publicly available.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock is quoted on OTC Markets, Inc. OTC Pink marketplace under the trading symbol QPRC. Because we are quoted on the OTC Pink marketplace, our securities may be less liquid, receive less coverage by security analysts and news media, and generate lower prices than might otherwise be obtained if they were listed on a national securities exchange or another over the counter market.

The following table sets forth the high and low bid quotations of our common stock as reported as composite transactions on the OTC Pink marketplace for each of the quarters during the two most recent fiscal years. The bid quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

	High Bid	Low Bid
Fiscal 2014

First Quarter	$0.0047	$0.0010
Second Quarter	$0.0700	$0.0023
Third Quarter	$0.0064	$0.0028
Fourth Quarter	$0.0075	$0.0010

Fiscal 2013

First Quarter	$0.0025	$0.0010
Second Quarter	$0.0023	$0.0009
Third Quarter	$0.0097	$0.0011
Fourth Quarter	$0.0035	$0.0010

As of August 17, 2015, the closing bid quote for our common stock was $0.0043 per share.

Stockholders of Record

As of August 18, 2015, we had 460 record holders of our common stock. Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2014.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
As of December 31, 2014
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	80,000,000	$0.0036	-
Total	80,000,000	$0.0036	-

A summary of the status of the Company's equity grants and changes is set forth below:

All of the equity compensation plans are agreements with present and former officers and directors and other persons with which we conduct business.

No warrants or options were exercised in 2014.

Recent sales of unregistered securities.

We did not sell any unregistered securities during 2014 or 2013.

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

Overview

We have been engaged in the intellectual property monetization business since 2008. We have generated revenue from two sources: – fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights, and fees we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, and licensed packaging sales. Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us for a continuing stream of revenue, to date we have not been successful in doing so, and we cannot give you any assurance that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year. Fees generated in connection with the management of litigation are paid to us by the third-party funding source in support of the litigation seeking to enforce our intellectual property rights. Our agreement with the funding source provides that the funding source pays the litigation costs and provides that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. As a result, in connection with litigation funded by the third party, we would, if the litigation is successful, receive fees both for managing the litigation and from a license of the intellectual property, which will be net of that portion of the recovery payable to the funding source.

In 2014, we generated revenue primarily from two sources. We generated license fees of approximately $505,000 from the settlement of litigation relating to the Von Kohorn Portfolio and approximately $413,000 management fees relating to litigation concerning our Mobile Data Portfolio, which is being funding by an independent third party.

To a lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

Our principal operating expense has been executive compensation, which, for the years ended December 31, 2014 and 2013, represented cash and equity compensation payable to our three executive officers and amounted to a total of $589,500 for 2014 and $771,000 for 2013. Two of these officers are no longer employed by us. During 2014, we entered into settlement agreements with two of our former directors and officers and we entered into a restated employment agreement with our chief executive officer. Pursuant to the settlement agreements, the former directors and officers forgave all accrued salary and other obligations which we owed to them. The total amount of obligations which were forgiven was approximately $3,011,000. Pursuant to a restated employment agreement with our chief executive officer, the chief executive officer waived all accrued compensation through December 31, 2013, which was $1,167,705. Because these individuals are related parties, the obligations that were forgiven are reflected as additional paid-in capital and not as income. The elimination of compensation for our two former directors and officers will reduce our executive compensation expense commencing in 2015. The agreements are described under “Item 11. Executive Compensation.”

Our only source of financing, which we will continue to rely on, is borrowing from officers and shareholders, except to the extent that we can obtain the agreement of a third party to fund the cost of litigation. Although we have an agreement with one funding source for litigation with respect to one of our intellectual property portfolios, we may not be able to obtain a similar agreement with respect to any other intellectual property portfolio we now own or may acquire in the future. We believe that, because of our financial condition, our history of losses and recent negative cash flow from operations, our low stock price and the absence of complete SEC disclosure make it difficult for us to raise funds in the debt or equity markets.

During the first six months of 2015, our level of revenue decreased significantly from 2014. During this period, we did not generate any licensing revenues from our Rich Media or our Financial Data Portfolios. During the first six months of 2015, our revenue from management fees relating to the Mobile Data litigation was approximately $131,000 and our license fees from settlements of the Von Kohorn Portfolio were approximately $20,000.

Results of Operations

Years Ended December 31, 2014 and 2013

Revenues for the year ended December 31, 2014 were approximately $940,000, as compared with approximately $75,000 in 2013. The increase reflects (i) management fees of approximately $413,000 reflecting payments we received from the third party in connection with the Mobile Data Portfolio litigation, which commenced in 2014, and (ii) license fees of approximately $505,000 resulting from settlements of Von Kohorn Portfolio litigation, as compared with approximately $45,000 in 2013. When we settle litigation, we have received one-time license fees. The license fee portion of our flow of revenue is dependent upon the timing of our entering into license agreements, including agreements resulting from the settlement of litigation, which can be sporadic, and we cannot predict from one year to the next what revenue, if any, we will recognize from license fees. Almost all of our license fee revenue to date has resulted from licenses granted in settlement of litigation. The management fees are based on the terms of the funding agreement and any license fees that we recognize as a result of the litigation are totally dependent upon the timing and success of the litigation and we cannot assure you that either our management fees will continue or that we will derive any revenue from license fees from the Mobile Data Portfolio litigation. Because our agreement with the funding source for the Mobile Data Portfolio litigation provides that the funding source pays the cost of litigation, our funding source will receive a percentage of any recovery. Our cost of revenue includes expenses which we incurred in connection with the Mobile Data Portfolio litigation and any royalties we pay in connection with license fees.

Our gross profit was approximately $571,000 for 2014 and approximately $52,000 for 2013. Cost of revenues was approximate $369,000 for 2014 as compared with approximately $22,000 for 2013. Cost of revenues for 2014 includes approximately $278,000 of royalties payable in connection with the Von Kohorn licenses, approximately $81,000 for support services in connection with management of the Mobile Data Portfolio litigation, and approximately $10,000 relating to TurtlePakTM. Cost of revenues for 2013 includes approximately $12,000 of royalties payable in connection with the Von Kohorn licenses, and approximately $10,000 relating to TurtlePakTM.

Operating expenses for the 2014 decreased by approximately $190,000, or 21%, from approximately $902,000 in 2013 to approximately $712,000 in 2014. Our principal operating expense for 2014 and 2013 was executive compensation, which was approximately $589,500 for 2014 and approximately $771,000 for $2013. Executive compensation included $21,000 of stock-based compensation in 2013. We did not incur stock-based compensation in 2014. Compensation for 2014 includes compensation for Mr. Scahill for the entire year, in the amount of $252,000, and compensation for Mr. Goldstein and Mr. Reichlin through the date of their separation in October 2014, in the aggregate amount of $337,500. Executive compensation for 2013 includes compensation to Mr. Scahill, Mr. Goldstein and Mr. Reichlin for the entire year. All of executive compensation for 2014 and 2013 (except for stock-based compensation) was accrued and not paid. Pursuant to a restated employment agreement with Mr. Scahill, Mr. Scahill waived his compensation which had accrued prior to January 1, 2014. Pursuant to separation agreements with Mr. Goldstein and Mr. Reichlin, they waived all accrued compensation and other obligations which we had to them. On October 10, 2014, Mr. Goldstein and Mr. Reichlin entered into separation agreements with us pursuant to which they waived all compensation and other obligations from us through October 10, 2014. See “Item 11. Executive Compensation – Employment and Separation Agreements.” As a result, accrued compensation obligations of $337,500 for 2014 and $650,000 for 2013 were cancelled. Because Mr. Scahill, Mr. Goldstein and Mr. Reichlin are related parties, the cancelled obligations are treated as additional paid-in capital.

Other expense includes interest expense of approximately $20,000 in 2014 as compared with approximately $22,000 in 2013.

As a result of the foregoing, we had a net loss of approximately $161,000, or $0.001 per share (basic and diluted) for 2014 compared to net loss of approximately $871,000, or $0.003 per share (basic and diluted), for 2013.

Liquidity and Capital Resources

At December 31, 2014, we had current assets of approximately $116,000, current liabilities of approximately $470,000 consisting loans from stockholders of approximately $163,000 and accrued interest due to officers and shareholders of approximately $216,000. As of December 31, 2014, we have an accumulated deficit of approximately $14,100,000 and a negative working capital of approximately $354,000. For 2014, we generated modest revenues in our operations and a modest cash flow from operations of approximately $91,000. The cash flow from operations is the result of accrued expenses due to related parties of $337,500, which more than offset our net loss of approximately $161,000. Without the elimination of accrued expenses due to related parties, we would not have generated positive cash flow from our operations. Other than salary under the president and chief executive officer’s employment agreement, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

Our only source of financing, which we will continue to rely on, is borrowing from officers. We believe that, because of our financial condition, our history of losses and historical negative cash flow from operations, our low stock price and the absence of SEC disclosure relating to us since 2003 make it difficult for us to raise funds in the debt or equity markets. In connection with litigation relating to our Mobile Data Portfolio, we have an agreement with a third party to provide funding pursuant to a funding agreement. Through August 18, 2015, the third party provided funds for this litigation of approximately $1,142,500, of which approximately $700,000 was paid to litigation counsel and other third parties and approximately $442,500 was paid to us. This funding related to specific ligation. We have no agreements or understandings with respect to funding any other litigation, and we cannot assure you that we will be able to enter into third party funding agreements with respect to any intellectual property portfolios we now own or may acquire in the future.

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

Going Concern

During the period from 2008, when we changed our business to become an intellectual property management company, through 2014, we generated a cumulative loss of approximately $14,100,000 on cumulative revenues of approximately $2,500,000. Our total assets were approximately $116,000 at December 31, 2014. At December 31, 2014, we had a working capital deficiency of approximately $354,000. We had negative working capital from our operations for both 2014 and 2013, and our continuing losses are generating an increase in our negative working capital. We are continuing to generate losses, and we cannot give assurance that we can or will ever operate profitably. We require funding for our operations. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales of the TurtlePakTM packaging system and management fees, are recorded at the invoiced amount. Occasionally, installment payments will be incorporated into the terms of our licensing agreements and are recorded according to the payment schedule detailed in the licensing agreement.

Any allowance for doubtful accounts is our best estimate of the amount of probable losses to us from existing accounts receivable. No allowance for doubtful accounts was recorded for the years ended December 31, 2014 and 2013.

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

Management Fees

In general, revenue arrangements provide for the payment of contractually determined fees and expenses in consideration for the management of structured licensing programs concerning intellectual property owned or controlled by us. The fee arrangement may continue for a set portion or all of the duration of the structure licensing program. Generally, the agreements provide for payment of the management fee within 7 days of the due date on our invoice. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the invoiced amount, and when all other revenue recognition criteria have been met.

We assess the collectability of fees receivable based on a number of factors, including past transaction history and credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash.

Licensed Packaging Sales

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2014, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of December 31, 2014, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2014, management identified material weaknesses related to (i) our internal audit functions and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2014.

Management has determined that our internal audit function contains material weaknesses due to insufficient segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities.

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

We believe that the foregoing steps will remediate the significant deficiency identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. However, until we can generate significantly greater revenues and employ additional accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jon C. Scahill	38	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	47	Chief technology officer and director
Dr. William Ryall Carroll	40	Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The board of directors elects officers, who serve at the discretion of the board of directors.

Jon C. Scahill has been president and chief executive officer since January 2014 and a director since 2007. He was appointed secretary in April 2014. He also served as president and chief operating officer from May 2007 to December 2013. From December 2006 to May 2007, Mr. Scahill was founder and managing director of the Urban-Rigney Group, LLC, a private consultancy specializing in new business/new venture development, operations optimization, and strategic analysis. Prior to launching his consultancy business, Mr. Scahill held numerous positions in sales and marketing, technical management, and product development in the consumer products/flexible packaging arena. Mr. Scahill holds a B.S. in chemical engineering from the University of Rochester, an MBA in finance, strategy and operations from Rochester's Simon Graduate School of Business and a JD from Pace Law School. Mr. Scahill is admitted to practice in New York and he is a registered patent attorney admitted to practice before the United States Patent and Trademark Office.

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

Based solely on our review of the copies of such reports received by us, and on written representations by our officers and directors regarding their compliance with the applicable reporting requirements under Section 16(a) of the Exchange Act, we believe that, with respect to the period ended December 31, 2014, our officers and directors, and all of the persons known to us to own more than 10% of our common stock, filed all required reports on a timely basis. Other individuals who were directors but are no longer directors either failed to file Form 3 or were late in filing.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2014 and 2013, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Burton Goldstein[1], Chairman and Secretary	2014 2013	150,000 200,000	-	-	-	-	-	-	150,000 200,000

Herbert Reichlin[1], CEO, CFO, Treasurer	2014 2013	187,500 250,000	-	-	-	-	-	-	187,500 250,000

Jon Scahill[2], COO and President	2014 2013	252,000 300,000	-	-	21,000	-	-	-	252,000 321,000

1       Pursuant to separation agreements dated October 14, 2014, Mr. Goldstein and Mr. Reichlin each waived all accrued salary. See “Employment and Separation Agreements.”

2       Pursuant to an amended and restated employment agreement dated November 30, 2014, Mr. Scahill waived accrued compensation through December 31, 2013. See “Employment and Separation Agreements.”

Employment and Separation Agreements

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

On March 1, 2008, we entered into an employment agreement with Burton Goldstein, pursuant to which we employed Mr. Goldstein as our chairman and secretary for a period of seven years, at an annual salary of $200,000. Pursuant to the employment agreement, we issued Mr. Goldstein seven-year warrants to purchase an aggregate of 5,000,000 shares of common stock at an exercise price of $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. On October 10, 2014, we entered into a separation agreement and mutual general release with Mr. Goldstein whereby Mr. Goldstein forgave all loans, accrued interest, accrued salary and accrued benefits and released us from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including the employment agreement dated March 1, 2008. Mr. Goldstein’s employment terminated on June 20, 2014, and he resigned as a director on August 27, 2014. We agreed that Mr. Goldstein would retain the warrants granted under the employment agreement dated March 1, 2008 and that we would pay Mr. Goldstein 3.25% of our net revenues, provided that our net revenues exceed $1,500,000, up to the aggregate amount of $250,000 with payments in any year not to exceed $125,000. The total accrued compensation and other obligations waived by Mr. Goldstein was $1,343,543.

On March 1, 2008, we entered into an employment agreement with Herbert Reichlin, pursuant to which we employed Mr. Reichlin as our chief executive officer, chief financial officer and treasurer for a period of ten years for an annual salary of $250,000. Pursuant to the employment agreement, we issued Mr. Reichlin ten-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share. The warrants vested upon the date of the execution of the employment agreement. In June 2014, Mr. Reichlin’s employment with us was terminated on June 20, 2014, and he resigned as a director on October 10, 2014. On October 10, 2014, we entered into a separation agreement and mutual general release with Mr. Reichlin whereby Mr. Reichlin forgave all loans, accrued interest, accrued salary, accrued benefits and released us from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including the employment agreement dated March 1, 2008, at any time between Mr. Reichlin and us. Mr. Reichlin resigned as a director and agreed not seek re-election for a period of 36 months. We agreed that Mr. Reichlin would retain the warrants granted under the employment agreement dated March 1, 2008 and that we would pay Mr. Reichlin 3.25% of our net revenues, provided that our net revenues exceed $1,500,000, up to the aggregate amount of $700,000 with payments in any year not to exceed $300,000. The total accrued compensation and other obligations waived by Mr. Reichlin was $1,667,350.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2014.

Name	Option awards						Stock awards
	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Burton Goldstein	5,000,000	(1)			0.004	March 1, 2015

Herbert Reichlin	5,000,000	(2)			0.004	March 1, 2018

Jon	15,000,000	(3)			0.004	March 1,
Scahill	30,000,000	(4)				2018
	15,000,000	(5)

(1)	On March 1, 2008, we issued to Mr. Goldstein seven-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share pursuant to his employment agreement. The warrants vested upon issuance. The warrants expired unexercised on March 1, 2015.
(2)	On March 1, 2008, we issued to Mr. Reichlin ten-year warrants to purchase 5,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.
(3)	On March 1, 2008, we issued to Mr. Scahill ten-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.
(4)	On March 1, 2011, we issued to Mr. Scahill seven-year warrants to purchase 30,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.
(5)	On March 1, 2013, we issued to Mr. Scahill five-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.

The warrants described above with respect to Mr. Scahill had not been issued at the time of his restated employment agreement. Pursuant to that agreement, we issued Mr. Scahill a warrant to purchase 60,000,000 shares on October 30, 2014.

Directors’ Compensation

No director not named in the Summary Compensation Table received any compensation during 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of August 18, 2015, by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of August 18, 2015.

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jon C. Scahill (2)	91,000,000	28.2%
Tomas Arce (3) 3463 State Street Suite 327 Santa Barbara, CA 93105	25,700,000	9.77%
Herbert Reichlin (4) 19 Fortune Lane Jericho, New York 11573	16,316,000	6.1%
Burton Goldstein 22 Herb Hill Rd. Glen Cove, New York 11547	9,283,333	3.5%
Dr. William Ryall Carroll	484,633	*
Timothy J. Scahill	5,000	*
All officers and directors as a group (three individuals)	31,489,633	28.3%

* less than 1%.

(1)	The address of Mr. Jon C. Scahill, Dr. Carroll and Mr. Timothy J. Scahill is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.
(2)	The shares beneficially owned by Mr. Jon Scahill represent (a) 31,000,000 shares of common stock owned by him, and (b) 60,000,000 shares of common stock issuable upon exercise of a warrant at an exercise price of $0.004 per share through March 1, 2018.

(3)	Tomas Arce has not filed ownership reports with the Securities and Exchange Commission during the period that he was a 10% stockholder.
(4)	The shares beneficially owned by Mr. Reichlin include 5,000,000 shares issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Managed Services Team LLC, an entity for which by Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We are obligated to pay for these services at usual and customary rates. In 2014, the cost of these services was approximately $1,750.

Director Independence

Dr. Carroll is an “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Malone Bailey, LLP, for each of our last two fiscal years for the categories of services indicated.

	Fiscal Year Ended December 31
	2014	2013

Audit fees	$21,000	$14,000
Audit – related fees	0	0
Tax fees	0	0
All other fees	0	0

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

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(1)
3.2	Bylaws of the Company. (1)
10.1	Employment Agreement dated March 1, 2008 between the issuer and between the Company and Burton Goldstein. (1)
10.2	Separation Agreement and Mutual General Release dated October 10, 2014 between the Company and Burton Goldstein. (1)
10.3	Employment Agreement dated March 1, 2008 between the issuer and between the Company and Herbert Reichlin. (1)
10.4	Separation Agreement and Mutual General Release dated October 10, 2014 between the Company and Herbert Reichlin. (1)
10.5	Restated Employment Agreement dated as of November 30, 2014 between the issuer and between the Company and Jon C. Scahill. (1)
10.6	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.7	License Agreement dated March 26, 2008 between the Company and Emerging Technologies Trust. (1)
10.8	Licensing Services Agreement dated July10, 2008 between the Company and Balthaser Online, Inc. (1)
10.9	Patent Purchase Agreement dated December 21, 2009 between Company and Intertech Holdings, LLC. (1)
10.10	Consulting Agreement dated August 11, 2010 between the Company and Alex W. Hart.(1)
10.11	Agreement dated February 8, 2011 between the Company and Sol Li. (1)
10.12	Agreement dated June 26, 2013 between the Company and The Betting Service Ltd. and Neil Riches.(1)
10.13	Funding Agreement dated March 13, 2014 between the Company and Longford Capital Fund I, LP, (subject to order granting confidential treatment (1))#
10.14	Agreement dated April 1, 2014 between the Company and Allied Standard Limited. (1)
10.15	Form of warrant issued to Messrs. Goldstein and Reichlin .(1)
10.16	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.17	Form of indemnification agreement. (1)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.

# Certain portions of this exhibit are omitted pursuant to an order granting confidential treatment. The omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 18, 2015

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, chief executive officer,	August 18, 2015
Jon C. Scahill	acting chief financial officer and president (principal executive, financial and accounting officer)

/s/ Timothy J. Scahill	Director	August 18, 2015
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	August 18, 2015
Dr. William Ryall Carroll

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Quest Patent Research Corporation

Rye, New York

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation and its subsidiaries (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, shareholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Patent Research Corporation, Inc. and its subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred a series of net losses resulting in negative working capital as of December 31, 2014. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

August 18, 2015

Quest Patent Research Corporation and Subsidiaries Consolidated Balance Sheets

	December 31,
	2014	2013
ASSETS
Current assets
Cash and cash equivalents	$91,690	$159
Investment in unconsolidated subsidiary	-	10,516
Accounts receivable	22,500	4,218
Accounts receivable - affiliates	-	5,295
Other Current Assets	1,662	-
Total current assets	115,852	20,188

Total assets	$115,852	$20,188
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$90,869	$75,407
Accrued officers’ compensation	-	3,815,103
Loans payable – Officers/Directors	-	79,490
Loans payable – third party	163,000	138,000
Accrued interest	216,314	261,331
Total current liabilities	470,183	4,369,331

Total liabilities	470,183	4,369,331
Stockholders' Deficit
Preferred Stock – Par Value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 233,038,334, for the years ended 2014 and 2013, respectively	6,991	6,991
Additional paid-in capital	13,734,259	9,572,279
Accumulated deficit	(14,097,496)	(13,931,134)
Total Quest Patent Research Corporation deficit	(356,246)	(4,351,864)

Non-controlling interest in subsidiaries	1,915	2,721

Total stockholders’ deficit	(354,331)	(4,349,143)

Total liabilities and stockholders’ deficit	$115,852	$20,188

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2014	2013
Revenues
Licensed Sales	$22,732	$29,555
Patent licensing fees	505,000	45,000
Management fees	412,915	-
	940,647	74,555
Cost of goods sold:
Cost of sales	10,073	10,449
Royalties	278,003	11,617
Management support services	80,967	-
	369,043	22,066
Gross profit	571,604	52,489

Operating expenses
Selling, general and administrative expenses	712,540	901,838

Total operating expenses	712,540	901,838

Loss from operations	(140,936)	(849,349)

Other expense
Income tax	(1,008)	-
Interest expense	(20,387)	(21,750)
Total other expense	(21,395)	(21,750)

Net loss	(162,331)	(871,099)
Net income (loss) attributable to non-controlling interest in subsidiaries	806	(62)
Net Loss Attributable to Quest Patent Research Corporation	$(161,525)	$(871,161)

Earnings (loss) per share Basic and Diluted	$(0.001)	$(0.003)

Weighted average shares outstanding – Basic and Diluted	233,038,334	233,038,334

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in		Non-controlling Interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2012	233,038,334	$6,991	$9,551,279	$(13,064,810)	$2,659	$(3,503,881)

Deconsolidation of subsidiary	-	-	-	4,837	-	4,837

Compensation expense relating to warrants/options	-	-	21,000	-	-	21,000

Net loss	-	-	-	(871,161)	62	(871,099)

Balances as of December 31, 2013	233,038,334	$6,991	$9,572,279	$(13,931,134)	$2,721	$(4,349,143)

Consolidation of subsidiary	-	-	(10,516)	(4,837)	-	(15,353)

Settlement of accrued salaries and expense to officers and directors	-	-	4,172,496	-	-	4,172,496

Net Loss	-	-	-	(161,525)	(806)	(162,331)

Balances as of December 31, 2014	233,038,334	$6,991	$13,734,259	$(14,097,496)	$1,915	$(354,331)

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(161,525)	$(871,161)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Consolidation of subsidiary	(4,837)	4,837
Earnings Attributable to Non-Controlling Interest	(806)	62
Share-based compensation	-	21,000

Changes in operating assets and liabilities
Accrued expense – related party	237,500	-
Accounts receivable	(18,282)	1,598
Accounts receivable - affiliates	5,295	(5,295)
Other current assets	(1,662)
Accounts payable and accrued expenses	35,848	97,157

Net cash from (used) in operating activities	91,531	(7,904)

Cash flows from investing activities:
Cash sent to fund unconsolidated subsidiary	-	(10,516)
Net cash used in investing activities	-	(10,516)

Net increase (decrease) in cash and cash equivalents	91,531	(18,420)

Cash and cash equivalents at beginning of year	159	18,579

Cash and cash equivalents at end of year	$91,690	$159

Non Cash Financing Activities
Accrued salary capital contribution	4,172,496	-
Reclassification of loan payable from Loans payable - Officer/Directors to Loans payable – third party	25,000
Reconsolidation of subsidiary	10,516
Cash paid for taxes	1,008

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

The Company is a Delaware corporation, incorporated on July 17, 1987 and has been engaged in the intellectual property monetization business since 2008.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2014.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation (“The Company”)

Quest Licensing Corporation (NY) (1)

Quest Licensing Corporation (DE) (wholly owned)

Quest Packaging Solutions Corporation (90% owned)

Quest Nettech Corporation (wholly owned)

(1)	Quest Licensing Corporation (NY), a New York corporation, was a wholly owned subsidiary of the Company through October 31, 2012 when 50% of its issued and outstanding shares were transferred to Allied Standard Limited. The Company reconsolidated Quest Licensing Corporation (NY) on April 1, 2014 when Allied Standard relinquished its entitlement to a 50% interest in Quest Licensing Corporation (NY), in exchange for the Company’s commitment to fund a structured licensing program for the Mobile Data Portfolio (see NOTE 1). Between October 31, 2012 and April 1, 2014, the Company did not include Quest Licensing Corporation (NY) in its consolidated financial statements since there were significant contingencies related to the control of Quest Licensing Corporation.

The operations of Wynn Technologies Inc. are not included in the Company’s consolidated financial statements as there are significant contingencies related to its control of Wynn Technologies Inc. The sole asset of Wynn Technologies Inc. is US Patent No. RE38,137E. Wynn Technologies Inc. cannot transfer, assign, sell, hypothecate or otherwise encumber US Patent No. RE38,173E without the express written consent of Sol Li, owner of 35% of Wynn Technologies Inc., unless, as of the date of such transfer, assignment, sale, hypothecation or other encumbrance, Mr. Li has received a total of at least $250,000.

The Company accounts for its 65% interest in Wynn Technologies, Inc. under the equity method whereby the investment accounts are increased for contributions by the Company plus its 60% share of income pursuant to the contractual agreement which provide that Sol Li retains 40% of the income, and reduced for distributions and its 60% share of loses incurred, respectively, with the restriction whereby the account balances cannot go below zero.

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

Accounts Receivable

Accounts receivable are recorded at the invoiced amount. Any allowance for doubtful accounts is the Company’s best estimate of the amount of probable losses to the Company’s existing accounts receivable. No allowance for doubtful accounts was recorded for the year ended December 31, 2014.

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

Management Fees

Generally, the agreements provide for payment of the management fee within 7 days of the due date on the invoice. As such, the earnings process is complete and revenue is recognized upon the execution of the agreement, when collectability is reasonably assured, or upon receipt of the invoiced amount, and when all other revenue recognition criteria have been met.

The Company assesses the collectability of fees receivable based on a number of factors, including past transaction history and credit-worthiness of licensees. If it is determined that collection is not reasonably assured, the fee is recognized when collectability becomes reasonably assured, assuming all other revenue recognition criteria have been met, which is generally upon receipt of cash.

Licensed Packaging Sales

The Company’s packaging operation customers are end users. Shipment terms are generally FOB shipping point. Revenues from packaging sales, less reserves for returns, are recognized upon shipment to the customer.

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

The Company also follows the guidance related to accounting for income tax uncertainties effective November 1, 2007. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2014 and in the interim periods.

Share-based compensation

The Company accounts for share-based awards issued to employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation”. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period , which is normally the vesting period. Share-based compensation to directors is treated in the same manner as share-based compensation to employees, regardless of whether the directors are also employees. The Company accounts for share-based compensation to persons other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Earnings (loss) per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. Because the Company incurred losses in all period covered by the financial statements and would be anti-dilutive, the diluted earnings per shares is the same as the basic earnings per share.

Concentration of credit risk

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any such losses in these accounts.

Segment reporting

The Company reports each material operating segment in accordance with ASC 280, “Segment Reporting”. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company operates in two operational segments; intellectual property licensing and licensed packaging sales. Certain corporate expenses are not allocated to segments.

Recently adopted accounting standards

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Going Concern

During the period from 2008, when the Company changed its business to become an intellectual property management company, through 2014, the Company generated a cumulative loss of approximately $14,100,000. The Company’s total assets were approximately $116,000 at December 31, 2014. At December 31, 2014, the Company had a working capital deficiency of approximately $354,000, and it had negative working capital at December 31, 2014 and 2013. The Company requires funding for its operations. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and the Company may not be able to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

As of December 31, 2014, there was no unamortized warrant expense.

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2012	60,000,000	0.0038	4.8
Granted	15,000,000	0.004	5.0
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2013	75,000,000	0.0038	3.9
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2014	75,000,000	0.0038	2.9

Warrants exercisable at end of year	75,000,000	-	-
Weighted average fair value of warrants granted during period	-	-	-

Stock Options

As of December 31, 2014, there was no unamortized option expense.

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2012	10,000,000	0.00175	1.5
Granted	-	-	-
Cancelled	-	-	-
Expired	5,000,000	0.0025	0.25
Exercised	-	-	-
Balance - December 31, 2013	5,000,000	0.001	1.75
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2014	5,000,000	0.001	0.75

No warrants or options were exercised in 2014.

NOTE 4 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2014	2013
Balance, beginning of year	$2,721	$2,659
Net income (loss) attributable to non-controlling interest	$(806)	$62
Balance, end of year	$1,915	$2,721

NOTE 5 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2014, the Company has generated approximately $3,641,710 of net operating loss (“NOL”) carry forwards which will expire in the years 2019 through 2034. Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382. The Company has had significant equity transactions in both the current and prior periods. Due to this equity activity and the restrictions resulting under Section 382, most of the Company’s NOLs may not be available to offset future taxable income. The Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

	December 31,
	2014	2013
Net operating loss carry forward	$1,456,684	$3,027,200
Valuation allowance	$(1,456,684)	$(3,027,200)
Balance, end of year	$-	$-

NOTE 6 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During 2003, the Company received loans from then officers and directors, now unrelated third parties, in the amount of $79,490. The loans are payable on demand plus accrued interest at 10% per annum. During 2014, all loan holders ceased to be related parties as a result of employee separation agreements and director resignations. As a result, approximately $54,490 in principal on the loans was cancelled pursuant to a separation agreement and $25,000 in principal was reclassified as loans payable to third parties upon resignation of the loan holder from the board.

See Notes 7 with respect to employment and separation agreements with officers and directors and the cancellation of debt to officers and directors.

During 2014, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In 2014, the cost of these services was approximately $1,750.

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

On October 10, 2014, the Company entered into a separation agreement and mutual general release with its former chairmen whereby the former chairman forgave all loans, accrued interest, accrued salary, accrued benefits and released us from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including his employment agreement dated March 1, 2008. The Company agreed that the former chairman would retain the warrants granted under the employment agreement dated March 1, 2008 and that the Company would pay the former chairman 3.25% of our net revenues, provided net revenues of the Company exceed $1,500,000, up to the aggregate amount of $250,000 with payments in any year not to exceed $125,000. All amounts owed to the former chairman under this agreement will be recorded as expense in the period in which they are earned. The total accrued compensation and other obligations waived by the former chairman was approximately $1,342,606. The warrants granted under the employment agreement dated March 1, 2008 expired unexercised on March 1, 2015.

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

On October 10, 2014, the Company entered into a separation agreement and mutual general release with its former chief executive officer, who was chief financial officer and treasurer, whereby the former chief executive officer forgave all loans, accrued interest, accrued salary, accrued benefits and released the Company from any claim to any compensation and benefits, accrued or otherwise, under any agreement or purported agreement, including the employment agreement dated March 1, 2008, at any time between the former chief executive officer and the Company. The Company agreed that the former chief executive officer would retain the warrants granted under the employment agreement dated March 1, 2008 and that the Company would pay the former chief executive officer 3.25% of the Company’s net revenues, provided that its net revenues exceed $1,500,000, up to the aggregate amount of $700,000 with payments in any year not to exceed $300,000. All amounts owed to the former CEO under this agreement will be recorded as expense in the period in which they are earned. The total accrued compensation and other obligations waived by the former chief executive officer was approximately $1,662,185.

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

