Form 10-Q
period 2014-03-31
QUEST PATENT RESEARCH CORP
filed 2015-09-24
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 263,038,334 shares of common stock are issued and outstanding as of September 24, 2015.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2013, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Quest”, “Company”, “we,” “us,” “our” and similar terms refer to Quest Patent Research Corporation, and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$114,352	$159
Investment in unconsolidated subsidiary	10,516	10,516
Accounts receivable	-	4,218
Accounts receivable – related party	17,295	5,295
Total current assets	142,163	20,188

Total Assets	$142,163	$20,188

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued expenses	184,649	75,407
Accrued officers’ compensation	3,827,603	3,815,103
10% Loans payable – Officers/Director	79,490	79,490
10% Loans payable – third party	138,000	138,000
Accrued Interest	266,767	261,331
Total current liabilities	4,496,509	4,369,331

Total Liabilities	4,496,509	4,369,331

Stockholders' Deficit:
Preferred Stock - Par Value $.00003 - authorized 10,000,000 Shares - no shares issued and outstanding	-	-
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 233,038,334, at March 31, 2014 and December 31, 2013	6,991	6,991
Additional paid-in capital	9,572,279	9,572,279
Accumulated deficit	(13,936,337)	(13,931,134)
Total Quest Patent Research Corporation deficit	(4,357,067)	(4,351,864)

Non-controlling interest in subsidiary	2,721	2,721

Total stockholders' deficit	(4,354,346)	(4,349,143)

Total liabilities and stockholders' deficit	$142,163	$20,188

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013

Revenues
Licensed sales	$2,654	5,768
Management fees	204,125	-
Total Revenue	206,779	5,768

Cost of goods sold
Cost of sales	2,921	4,186
Total cost of goods sold	2,921	4,186

Gross profit	203,858	1,582

Operating expenses
Selling, general and administrative expenses (including non-cash stock based compensation expense of $21,000 in March 2013)	202,966	225,854

Total operating expenses	202,966	225,854

Income (loss) from operations	892	(224,272)

Other expense
Income tax	(658)	-
Interest expense	(5,437)	(5,439)
Total other expense	(6,095)	(5,439)

Net loss	(5,203)	(229,711)
Net (income) attributable to non-controlling interest in subsidiaries	-	(68)
Net Loss	$(5,203)	$(229,779)

Loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – (basic and diluted)	233,038,334	233,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(5,203)	$(229,779)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deconsolidation	-	4,836
Earnings attributable to non-controlling interest	-	68
Share based compensation	-	21,000

Changes in operating assets and liabilities:
Accounts receivable	4,218	(1,345)
Accounts receivable – related party	(12,000)	(17,460)
Accrued officers’ compensation	64,500	191,094
Accounts payable and accrued expenses	62,678	16,796

Net cash provided by (used in) operating activities	114,193	(14,790)

Cash flows from investing activities
Investment in unconsolidated subsidiary	-	(1,493)
Net cash used in investing activities	-	(1,493)

Net increase (decrease) in cash and cash equivalents	114,193	(16,283)

Cash and cash equivalents at beginning of period	159	18,579

Cash and cash equivalents at end of period	$114,352	$2,296

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2014

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2013. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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

The Company accounts for Quest Licensing Corporation (NY) and Wynn Technologies, Inc. under the equity method whereby the investment accounts are increased for contributions by the Company plus its 50% and 60% shares of income, respectively, and reduced for distributions and its 50% and 60% shares of losses incurred, respectively, with the restriction whereby the account balances cannot go below zero.

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $13,936,337 and negative working capital of $4,354, 346 as of March 31, 2014. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and the Company may not be able to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – WARRANTS AND STOCK OPTIONS

Warrants

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2013	75,000,000	0.0038	3.9
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - March 31, 2014	75,000,000	0.0038	3.6

Stock Options

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2013	5,000,000	0.001	1.8
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2014	5,000,000	0.001	1.5

No warrants or options were exercised during the period.

NOTE 4 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2013	$2,721
Net income (loss) attributable to non-controlling interest	$-
Balance as of March 31, 2014	$2,721

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with officers and directors who have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During 2003, officers and directors of the Company lent the Company $79,490. The loans are payable on demand plus accrued interest at 10% per annum. At March 31, 2014, the balance of Notes Payable to Related Parties was $79,490 for all years, and accrued interest on those notes was $91,581.

See Notes 6 and 7 with respect to employment and termination agreements with officers and directors and the cancellation of debt to officers and directors.

NOTE 6 – COMMITMENTS & CONTINGENCIES

In March 2014, the Company entered in to contingent representation agreement with a law firm for representation on a structured licensing program, including litigation if necessary, for the Mobile Data Portfolio. Under the terms of the agreement, the law firm receives an agreed upon percentage of net recoveries as defined in the agreement. Through September 24, 2015, the Company did not generate any licensing revenues from the Mobile Data Portfolio.

In March 2014, the Company entered into a funding agreement whereby a third party agreed to provide funds to enable the Company to execute a structured licensing program, including litigation if necessary, for the Mobile Data Portfolio. Under the agreement, the third party receives an interest in the proceeds from the program. During 2014 and the first eight months of 2015, in connection with this litigation, the third party provided funds of approximately $664,000 which was paid to litigation counsel and other third parties. In addition, the funding source paid us management fees of approximately $413,000 in 2014 and approximately $131,000 during the first eight months of 2015 in connection with this litigation.

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

NOTE 7 – SUBSEQUENT EVENTS

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

We seek to generate revenue from two sources:

●	fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights, and fees we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, and

●	licensed packaging sales.

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

Fees generated in connection with the management of litigation are paid to us by the third-party funding source in support of the litigation seeking to enforce our intellectual property rights. Our agreement with the funding source provides that the funding source pays the litigation costs and provides that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. As a result, in connection with litigation funded by the third party, we would, if the litigation is successful, receive fees both for managing the litigation and from a license of the intellectual property, which will be net of that portion of the recovery payable to the funding source. Our gross profit from management fees reflects payments to third party support services providers which we pay in connection with management of the licensing program.

To a lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

Results of Operations

Three months ended March 31, 2014 and 2013

Revenues for the three months ended March 31, 2014 were approximately $207,000, an increase of approximately $201,000, or 3,485%, compared to the three months ended March 31, 2013, which were approximately $6,000. Gross profit for the three months ended March 31, 2014 was approximately $204,000, an increase of approximately $202,000, or 12,786%, compared to the three months ended March 31, 2013. The increase in both revenue and gross profit was primarily due to an increase in management service fees of approximately $204,000.

Operating expenses for the three months ended March 31, 2014 decreased by approximately $23,000, or 10%, compared to the three months ended March 31, 2013. Our principal operating expense for the three months ended March 31, 2014 and 2013 was executive compensation, which was approximately $176,000 for the three months ended March 31, 2014 and approximately $209,000 for the three months ended March 31, 2013. Executive compensation included stock-based compensation of $21,000 in the three months ended March 31, 2013. We did not incur any stock-based compensation expense for the comparable period of 2014.

As a result of the foregoing, we realized net loss of approximately $5,000, or $0.00002 per share (basic and diluted), for the three months ended March 31, 2014, compared to net loss of $230,000, or $0.001 per share (basic and diluted), for the three months ended March 31, 2013.

Liquidity and Capital Resources

At March 31, 2014, we had current assets of approximately $142,000, current liabilities of approximately $4,497,000, and a working capital deficiency of approximately $4,354,000. We have no credit facilities. Other than salary under the three officers’ employment agreements, we do not contemplate any other material operations in the near future. Our liabilities consist of accrued compensation to officers of approximately $3,928,000, loans from officers and stockholders of approximately $217,000 and accrued interest due to officers and shareholders of approximately $267,000. Accrued liabilities, representing accrued compensation and the principal and interest of loans payable to present and former officers and directors reflected on our balance sheet at March 31, 2014 in the amount of approximately $3,939,000, were cancelled during the fourth quarter of 2014.

Our only source of financing has been loans from officers and directors.   We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets. We have entered into agreements with funding sources to enable us to commence legal actions in connection with our efforts to monetize our intellectual property rights. Pursuant to these agreements, the funding source will participate in any recovery.

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

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $13,936,337 and negative working capital of $4,354,346 as of March 31, 2014. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and the Company may not be able to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of March 31, 2014, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2013, management has determined that our internal audit function is significantly deficient due to insufficient segregation of duties within accounting functions and that we do not have effective internal controls over financial reporting. These problems continue to affect us as we only have on full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QUEST PATENT RESEARCH CORPORATION

Date: September 24, 2015	By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer

