Form 10-Q
period 2014-09-30
QUEST PATENT RESEARCH CORP
filed 2015-09-24
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

or

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$47,027	$159
Investment in unconsolidated subsidiary	-	10,516
Accounts receivable	-	4,218
Accounts receivable – related party	-	5,295
Total current assets	47,027	20,188

Total Assets	$47,027	$20,188

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued expenses	101,387	75,407
Accrued officers’ compensation	4,052,603	3,815,103
10% Loans payable – Officers/Director	79,490	79,490
10% Loans payable – third party	138,000	138,000
Accrued Interest	277,642	261,331
Total current liabilities	4,649,122	4,369,331

Total Liabilities	4,649,122	4,369,331

Stockholders' Deficit:
Preferred Stock - Par Value $.00003 - authorized 10,000,000 Shares - no shares issued and outstanding	-	-
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 233,038,334, at September 30, 2014 and December 31, 2013	6,991	6,991
Additional paid-in capital	9,561,763	9,572,279
Accumulated deficit	(14,172,965)	(13,931,134)
Total Quest Patent Research Corporation deficit	(4,604,211)	(4,351,864)

Non-controlling interest in subsidiary	2,116	2,721

Total stockholders' deficit	(4,602,095)	(4,349,143)

Total liabilities and stockholders' deficit	$47,027	$20,188

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013	2014	2013

Revenues
Licensed sales	$6,887	$6,652	$18,924	20,418
Patent service fees	265,000	5,000	265,000	40,000
Management fees	55,414	-	307,199	-
Total revenue	327,301	11,652	591,123	60,418

Cost of goods sold
Cost of sales	2,665	1,831	8,302	7,488
Royalties	143,732	-	143,732	11,617
Management support services	18,246	-	36,085	-
Total cost of goods sold	164,643	1,831	188,119	19,105

Gross profit	162,658	9,821	403,004	41,313

Operating expenses
Selling, general and administrative expenses	214,614	223,448	623,285	669,897

Total operating expenses	214,614	223,448	623,285	669,897

Loss from operations	(51,956)	(213,627)	(220,281)	(628,584)

Other expenses
Income tax	(300)	-	(1,008)	-
Interest expense	(5,437)	(5,438)	(16,312)	(16,312)
Total other expense	(5,737)	(5,438)	(17,320)	(16,312)

Net Loss	(57,693)	(219,065)	(237,601)	(644,896)
Net (income) loss attributable to non-controlling interest in subsidiaries	379	(94)	605	(647)
Net Loss	$(57,314)	$(219,159)	$(236,996)	$(645,543)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – (basic and diluted)	233,038,334	233,038,334	233,038,334	233,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2014	2013

Cash flows from operating activities:
Net loss	$(236,996)	$(645,543)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Deconsolidation (reconsolidation)	(4,836)	4,836
Earnings (loss) attributable to non-controlling interest	(605)	647
Share based compensation	-	21,000

Changes in operating assets and liabilities:
Accounts receivable	4,218	(3,459)
Accounts receivable – related party	5,295	(10,302)
Accrued officers’ compensation	237,500	557,683
Accounts payable and accrued expenses	42,292	66,699

Net cash provided by (used in) operating activities	46,868	(8,439)

Cash flows from investing activities
Investment in unconsolidated subsidiary	-	(9,292)
Net cash used in investing activities	-	(9,292)

Net increase (decrease) in cash and cash equivalents	46,868	(17,731)

Cash and cash equivalents at beginning of period	159	18,579

Cash and cash equivalents at end of period	$47,027	$848

NON-CASH TRANSACTIONS:
Reconsolidation of affiliate	$10,516	$-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2014

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $14,172,965 and negative working capital of $4,602,095 as of September 30, 2014. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and the Company may not be able to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – WARRANTS AND STOCK OPTIONS

Warrants

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2013	75,000,000	0.0038	3.9
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - September 30, 2014	75,000,000	0.0038	3.1

Stock Options

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2013	5,000,000	0.001	1.8
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - September 30, 2014	5,000,000	0.001	1.0

No warrants or options were exercised during the period.

NOTE 4 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2013	$2,721
Net loss attributable to non-controlling interest	$(605)
Balance as of September 30, 2014	$2,116

NOTE 5 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with officers and directors who have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During 2003, officers and directors of the Company lent the Company $79,490. The loans are payable on demand plus accrued interest at 10% per annum. At September 30, 2014, the balance of Notes Payable to Related Parties was $79,490 for all years, and accrued interest on those notes was $95,556.

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

Results of Operations

Three and nine months ended September 30, 2014 and 2013

Revenues for the three months ended September 30, 2014 were approximately $327,000, an increase of approximately $316,000, or 2709%, from the comparable period of 2013, which were approximately $12,000. Revenues for the nine months ended September 30, 2014 were approximately $591,000, an increase of approximately $531,000, or 878%, from the comparable period of 2013, which was approximately $60,000. Gross profit for the three and nine months ended September 30, 2014 was approximately $163,000 and $403,000, respectively, an increase of approximately $153,000, or 1556%, and approximately $362,000, or 875%, respectively, compared to the three and nine months ended September 30, 2013, respectively. The increase in both revenue and gross profit was primarily due to an increase in management service fees of approximately $55,000 and $307,000 from the comparative period of 2013 for the three and nine months ended September 30, 2014, respectively. As well as to an increase in patent service fees of approximately $260,000 and $225,000 from the comparative period of 2013 for the three and nine months ended September 30, 2014, respectively. Since we do not have any long term license agreements, we have no continuing source of revenue, and our revenue generally reflects the net proceeds from royalty payments, which have generally resulted from litigation.

Operating expenses for the three and nine months ended September 30, 2014 decreased by approximately $9,000, or 4%, and by approximately $47,000, or 7%, respectively, compared to the three and nine months ended September 30, 2013. Our principal operating expense for the three and nine months ended September 30, 2014 and 2013 was executive compensation, which was approximately $176,000 and $527,000 for the three and nine months ended September 30, 2014, respectively, and approximately $188,000 and $584,000 for the three and nine months ended September 30, 2013, respectively. Executive compensation includes stock-based compensation of $21,000 in the first quarter of 2013. We did not incur stock-based compensation expense in 2014 or in the second quarter of 2013.

As a result of the foregoing, we sustained a net loss of approximately $57,000, or $0.0002 per share (basic and diluted), for the three months ended September 30, 2014 and a net loss of approximately $237,000, or $0.001 per share (basic and diluted), for the nine months ended September 30, 2014, compared to net loss of approximately $219,000, or $0.001 per share (basic and diluted), for the three months ended September 30, 2013 and a net loss of approximately $646,000, or $0.003 per share (basic and diluted), for the nine months ended September 30, 2013.

Liquidity and Capital Resources

At September 30, 2014, we had current assets of approximately $47,000, current liabilities of approximately $4,649,000, and a working capital deficiency of approximately $4,602,000. We have no credit facilities. Other than salary under the three officers’ employment agreements, we do not contemplate any other material operations in the near future. Our liabilities consist of accrued compensation to officers of approximately $4,076,000, loans from officers and stockholders of approximately $217,000 and accrued interest due to officers and shareholders of approximately $278, 000. Accrued liabilities, representing accrued compensation and the principal and interest of loans payable to present and former officers and directors reflected on our balance sheet at September 30, 2014 in the amount of approximately $4,164,000, were cancelled during the fourth quarter of 2014.

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $14,172,965 and negative working capital of $4,602,095 as of September 30, 2014. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and the Company may not be able to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2014, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of September 30, 2014, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2014, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

