Form 10-Q
period 2015-03-31
QUEST PATENT RESEARCH CORP
filed 2015-10-01
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 263,038,334 shares of common stock are issued and outstanding as of October 1, 2015.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2014, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$48,876	$91,690
Accounts receivable	53,276	22,500
Other current assets	1,247	1,662
Total current assets	103,399	115,852

Total Assets	$103,399	$115,852

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued expenses	84,316	90,869
Loans payable – third party	163,000	163,000
Accrued interest – related party	220,389	216,314
Total current liabilities	467,705	470,183

Total Liabilities	467,705	470,183

Stockholders' Deficit:
Preferred stock - par value $.00003 - authorized 10,000,000 shares - no shares issued and outstanding	-	-
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 263,038,334, and 233,038,334 at March 31, 2015 and December 31, 2014, respectively	7,891	6,991
Additional paid-in capital	13,796,359	13,734,259
Accumulated deficit	(14,170,597)	(14,097,496)
Total Quest Patent Research Corporation deficit	(366,347)	(356,246)

Non-controlling interest in subsidiary	2,041	1,915

Total stockholders' deficit	(364,306)	(354,331)

Total liabilities and stockholders' deficit	$103,399	$115,852

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014

Revenues
Licensed sales	$10,732	2,654
Patent licensing fees	20,000	-
Management fees	84,939	204,125
Total Revenue	115,671	206,779

Cost of revenues
Cost of sales	3,031	2,921
Royalties	4,303	-
Management support services	17,821	-
Total cost of revenues	25,155	2,921

Gross profit	90,516	203,858

Operating expenses
Selling, general and administrative expenses	188,422	202,966

Total operating expenses	188,422	202,966

Income (loss) from operations	(97,906)	892

Other income (expense)
Other income	32,182	-
Interest expense	(4,075)	(5,437)
Net loss before income taxes	(69,799)	(4,545)
Income tax	(3,176)	(658)
Net loss before allocation of income to controlling interest in subsidiaries	(72,975)	(5,203)

Net (income) attributable to non-controlling interest in subsidiaries	(126)	-
Net loss attributable to common stockholders	$(73,101)	$(5,203)

Loss per share (basic and diluted)	$(0.00)	$(0.00)

Weighted average shares of common stock outstanding – (basic and diluted)	258,038,334	233,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE THREE MONTHS ENDED MARCH 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(72,975)	$(5,203)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Share based compensation	63,000	-
Gain on settlement of accounts payable	(32,182)
Changes in operating assets and liabilities:
Accounts receivable	(30,776)	4,218
Accounts receivable – related party	-	(12,000)
Other current assets	415	-
Accrued expense – related party	-	64,500
Accounts payable and accrued expenses	29,704	62,678

Net cash provided by (used in) operating activities	(42,814)	114,193

Net increase (decrease) in cash and cash equivalents	(42,814)	114,193

Cash and cash equivalents at beginning of period	91,690	159

Cash and cash equivalents at end of period	$48,876	$114,352

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2015

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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

Stock-based Compensation

The Company accounts for share-based awards issued to employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation.” Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, which is normally the vesting period. Share-based compensation to directors is treated in the same manner as share-based compensation to employees, regardless of whether the directors are also employees. The Company accounts for share-based compensation to persons other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $14,170,597 and negative working capital of $364,306 as of March 31, 2015. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, and the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to the Company’s restated employment agreement with its chief executive officer, on October 30, 2014, the Company issued 30,000,000 shares of common stock to its chief executive officer. Pursuant to the agreement, the chief executive officer’s rights to the stock vested on January 15, 2015; provided that if he is not employed by the Company at such date other than as a result of his death or disability, his rights to the shares shall be forfeited, although the chief executive officer had the right to vote the shares immediately upon issuance. These shares are treated as outstanding from January 15, 2015, the vesting date. The value of the shares, $63,000, is reflected as stock-related compensation during the three months ended March 31, 2015.

Warrants

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2014	75,000,000	0.0038	2.9
Granted	-	-	-
Cancelled	-	-	-
Expired	5,000,000	-	-
Exercised	-	-	-
Balance - March 31, 2015	70,000,000	0.0038	2.8

Stock Options

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2014	5,000,000	0.001	0.8
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2015	5,000,000	0.001	0. 5

No warrants or options were exercised during the period.

NOTE 4 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2014	$1,915
Net income attributable to non-controlling interest	$126
Balance as of March 31, 2015	$2,041

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

We seek to generate revenue from three sources:

•	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.
•	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, which was our principal source of revenue for the three months ended March 31, 2015 and 2014
•	Licensed packaging sales, which relate to the sale of licensed products.

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

Results of Operations

Three months ended March 31, 2015 and 2014

Revenues for the three months ended March 31, 2015 were approximately $116,000, a decrease of approximately $91,000, or 44%, compared to the three months ended March 31, 2014, which were approximately $207,000. Gross profit for the three months ended March 31, 2015 was approximately $90,000, a decrease of approximately $114,000, or 55%, compared to the three months ended March 31, 2014. The decrease in both revenue and gross profit was primarily due to a decrease in management fees of approximately $119,000 relating to our services in support of mobile data portfolio litigation which is paid by the firm that is providing the funding for the litigation.

Operating expenses for the three months ended March 31, 2015 decreased by approximately $14,500, or 24%, compared to the three months ended March 31, 2014. Our principal operating expense for the three months ended March 31, 2015 and 2014 was executive compensation, which was approximately $109,000 for the three months ended March 31, 2015 and approximately $176,000 for the three months ended March 31, 2014. Executive compensation included stock-based compensation of $63,000 in the three months ended March 31, 2015, reflecting the vesting of a 30,000,000 share stock grant to our chief executive officer. We did not incur any stock-based compensation expense for the comparable period of 2014.

Other income for the three months ended March 31, 2014 included $32,182, reflecting the gain on the settlement of an account payable for less than the amount previously accrued. Other income also included interest expense of $4,075 for the three months ended March 31, 2015 and $5,437 for the three months ended March 31, 2014.

As a result of the foregoing, we realized net loss of approximately $73,000, or $0.0003 per share (basic and diluted), for the three months ended March 31, 2015, compared to net loss of $5,000, or $0.0002 per share (basic and diluted), for the three months ended March 31, 2014.

Liquidity and Capital Resources

At March 31, 2015, we had current assets of approximately $103,000, current liabilities of approximately $468,000, and a working capital deficiency of approximately $364,000. We have no credit facilities. Other than salary under the chief executive officer’s employment agreement, we do not contemplate any other material obligations in the near future. Our liabilities consist of loans from third parties of approximately $163,000 and accrued interest due to loan holders of approximately $220,000.

Historically, our only source of financing was loans from officers and directors. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets. We have entered into agreements with funding sources to enable us to commence legal actions in connection with our efforts to monetize our intellectual property rights. Pursuant to these agreements, the funding source will participate in any recovery.

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

Stock-based Compensation

The Company accounts for share-based awards issued to employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation.” Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, which is normally the vesting period. Share-based compensation to directors is treated in the same manner as share-based compensation to employees, regardless of whether the directors are also employees. The Company accounts for share-based compensation to persons other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common share issuances.

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

Going Concern

We have an accumulated deficit of $14,170,597 and negative working capital of $364,306 as of March 31, 2015. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of March 31, 2015, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2014, management has determined that our internal audit function is significantly deficient due to insufficient segregation of duties within accounting functions and that we do not have effective internal controls over financial reporting. These problems continue to affect us as we only have on full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6. Exhibits.

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 1, 2015

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer

