Form 10-Q
period 2015-06-30
QUEST PATENT RESEARCH CORP
filed 2015-10-01
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

or

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$7,886	$91,690
Accounts receivable	31,885	22,500
Other current assets	831	1,662
Total current assets	40,602	115,852

Total Assets	$40,602	$115,852

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued expenses	84,678	90,869
Loans payable – third party	163,000	163,000
Accrued interest – related party	224,464	216,314
Total current liabilities	472,142	470,183

Total Liabilities	472,142	470,183

Stockholders' Deficit:
Preferred stock - Par Value $.00003 - authorized 10,000,000 shares - no shares issued and outstanding		-
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 263,038,334 and 233,038,334 at June 30, 2015 and December 31, 2014, respectively	7,891	6,991
Additional paid-in capital	13,796,359	13,734,259
Accumulated deficit	(14,238,150)	(14,097,496)
Total Quest Patent Research Corporation deficit	(433,900)	(356,246)

Non-controlling interest in subsidiary	2,360	1,915

Total stockholders' deficit	(431,540)	(354,331)

Total liabilities and stockholders' deficit	$40,602	$115,852

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED JUNE 30,		FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014	2015	2014

Revenues
Licensed sales	$8,379	$9,383	$19,111	12,037
Patent service fees	-	-	20,000	-
Management fees	46,762	47,660	131,701	251,785
Total revenue	55,141	57,043	170,812	263,822

Cost of revenues
Cost of sales	4,024	2,716	7,055	5,637
Royalties	715	-	5,018	-
Management support services	12,524	17,839	30,345	17,839
Total cost of revenues	17,263	20,555	42,418	23,476

Gross profit	37,878	36,488	128,394	240,346

Operating expenses
Selling, general and administrative expenses	101,037	205,705	289,459	408,671

Total operating expenses	101,037	205,705	289,459	408,671

Loss from operations	(63,159)	(169,217)	(161,065)	(168,325)

Other expenses
Other income	-	-	32,182	-
Interest expense	(4,075)	(5,438)	(8,150)	(10,875)
Net loss before income taxes	(67, 234)	(174,655)	(137,033)	(179,200)
Income tax	-	(50)	(3,176)	(708)
Net loss before allocation of income to controlling interest in subsidiaries	(67,234)	(174,705)	(140,209)	(179,908)

Net (income) loss attributable to non-controlling interest in subsidiaries	(319)	226	(445)	226
Net loss attributable to common stockholders	$(67,553)	$(174,479)	$(140,654)	$(179,682)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – (basic and diluted)	263,038,334	233,038,334	260,538,334	233,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE SIX MONTHS ENDED JUNE 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(140,209)	$(179,908)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
(Reconsolidation)	-	(4,836)
Gain on settlement of accounts payable	(32,182)	-
Share based compensation	63,000	-

Changes in operating assets and liabilities:
Accounts receivable	(9,385)	4,218
Accounts receivable – related party	-	5,295
Other current assets	831	-
Accrued expense – related party	-	207,000
Accounts payable and accrued expenses	34,141	22,456

Net cash provided by (used in) operating activities	(83,804)	54,225

Net increase (decrease) in cash and cash equivalents	(83,804)	54,225

Cash and cash equivalents at beginning of period	91,690	159

Cash and cash equivalents at end of period	$7,886	$54,384

NON-CASH TRANSACTIONS:
Reconsolidation of affiliate	$-	$10,516

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2015

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $14,238,150 and negative working capital of $431,540 as of June 30, 2015. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, and the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to the Company’s restated employment agreement with its chief executive officer, on October 30, 2014, the Company issued 30,000,000 shares of common stock to its chief executive officer. Pursuant to the agreement, the chief executive officer’s rights to the stock vested on January 15, 2015; provided that if he is not employed by the Company at such date other than as a result of his death or disability, his rights to the shares shall be forfeited, although the chief executive officer had the right to vote the shares immediately upon issuance. These shares are treated as outstanding from January 15, 2015, the vesting date. The value of the shares, $63,000, is reflected as stock-related compensation during the six months ended June 30, 2015.

Warrants

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2014	75,000,000	0.0038	2.9
Granted	-	-	-
Cancelled	-	-	-
Expired	5,000,000	-	-
Exercised	-	-	-
Balance - June 30, 2015	70,000,000	0.0038	2.6

Stock Options

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2014	5,000,000	0.001	0.8
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - June 30, 2015	5,000,000	0.001	0.3

No warrants or options were exercised during the period.

NOTE 4 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2014	$1,915
Net loss attributable to non-controlling interest	$445
Balance as of June 30, 2015	$2,360

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

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.

●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, which was our principal source of revenue for the three months ended June 30, 2015 and 2014.

●	Licensed packaging sales, which relate to the sale of licensed products.

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

Results of Operations

Three and six months ended June 30, 2015 and 2014

Revenues for the three months ended June 30, 2015 were approximately $55,000, a decrease of approximately $2,000, or 3%, from the comparable period of 2014, which were approximately $57,000. Revenues for the six months ended June 30, 2015 were approximately $171,000, a decrease of approximately $93,000, or 35%, from the comparable period of 2014, which was approximately $264,000. Gross profit for the three and six months ended June 30, 2015 was approximately $38,000 and $128,000, respectively, an increase of approximately $2,000, or 1%, and a decrease of approximately $112,000, or 47%, respectively, compared to the three and six months ended June 30, 2014, respectively. The decrease in both revenue and gross profit was primarily due to a decrease in management fees of approximately $1,000 and $120,000 for the three and six months ended June 30, 2015 from the comparable period of 2014. Management fees included a lump sum up front payment of $200,000 in the first half of 2014. We did not receive a similar lump sum payment in the same period of 2015.

Operating expenses for the three and six months ended June 30, 2015 decreased by approximately $105,000, or 51%, and by approximately $120,000, or 29%, respectively, compared to the three and six months ended June 30, 2014. Our principal operating expense for the three and six months ended June 30, 2015 and 2014 was executive compensation, which was approximately $110,000 and $160,000 for the three and six months ended June 30, 2015, respectively, and approximately $176,000 and $351,000 for the three and six months ended June 30, 2014, respectively. Executive compensation includes stock-based compensation of $63,000 in the first and second quarter of 2015. We did not incur stock-based compensation expense in the first and second quarter of 2014.

Other income for the six months ended June 30, 2014 included $32,182, reflecting the gain on the settlement of an account payable for less than the amount previously accrued. Other income also included interest expense of $4,075 and $8,150 for the three and six months ended June 30, 2015, respectively, and $5,438 and $10,875 for the three and six months ended June 30, 2014, respectively.

As a result of the foregoing, we sustained a net loss of approximately $68,000, or $0.0002 per share (basic and diluted), for the three months ended June 30, 2015 and a net loss of approximately $141,000, or $0.001 per share (basic and diluted), for the six months ended June 30, 2015, compared to net loss of approximately $175,000, or $0.001 per share (basic and diluted), for the three months ended June 30, 2014 and a net loss of approximately $180,000, or $0.001 per share (basic and diluted), for the six months ended June 30, 2014.

Liquidity and Capital Resources

At June 30, 2015, we had current assets of approximately $41,000, current liabilities of approximately $472,000, and a working capital deficiency of approximately $432,000. We have no credit facilities. Other than salary under the chief executive officer’s employment agreement, we do not contemplate any other material obligations in the near future. Our liabilities consist of loans from third parties of approximately $163,000 and accrued interest due to loan holders of approximately $224,000.

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

Going Concern

We have an accumulated deficit of $14,238,150 and negative working capital of $431,540 as of June 30, 2015. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of June 30, 2015, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QUEST PATENT RESEARCH CORPORATION

Date: October 1, 2015	By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer

