Form 10-Q
period 2015-09-30
QUEST PATENT RESEARCH CORP
filed 2015-11-09
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

or

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 313,038,334 shares of common stock are issued and outstanding as of November 9, 2015.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$9,734	$91,690
Accounts receivable	29,281	22,500
Other current assets	846	1,662
Total current assets	39,861	115,852

Total Assets	$39,861	$115,852

LIABILITIES AND STOCKHOLDERS' DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued expenses	125,736	90,869
Loans payable – third party	163,000	163,000
Accrued interest – related party	228,539	216,314
Total current liabilities	517,275	470,183

Total Liabilities	517,275	470,183

Stockholders' Deficit:
Preferred stock - par value $.00003 - authorized 10,000,000 shares - no shares issued and outstanding	-	-
Common stock, par value $.00003; authorized 390,000,000 shares; shares issued and outstanding 263,038,334 and 233,038,334, at September 30, 2015 and December 31, 2014, respectively	7,891	6,991
Additional paid-in capital	13,796,359	13,734,259
Accumulated deficit	(14,284,068)	(14,097,496)
Total Quest Patent Research Corporation deficit	(479,818)	(356,246)

Non-controlling interest in subsidiary	2,404	1,915

Total stockholders' deficit	(477,414)	(354,331)

Total liabilities and stockholders' deficit	$39,861	$115,852

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE THREE MONTHS ENDED SEPTEMBER 30,		FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014	2015	2014

Revenues
Licensed sales	$9,441	$6,887	$28,552	18,924
Patent service fees	90,000	265,000	110,000	265,000
Management fees	45,603	55,414	177,304	307,199
Total revenue	145,044	327,301	315,856	591,123

Cost of revenues
Cost of sales	4,010	2,665	11,065	8,302
Patent service fees	52,610	143,732	57,628	143,732
Management fees	18,729	18,246	49,074	36,085
Total cost of revenues	75,349	164,643	117,767	188,119

Gross profit	69,695	162,658	198,089	403,004

Operating expenses
Selling, general and administrative expenses	111,649	214,614	401,108	623,285

Total operating expenses	111,649	214,614	401,108	623,285

Loss from operations	(41,954)	(51,956)	(203,019)	(220,281)

Other expenses
Other income	-	-	32,182	-
Interest expense	(4,075)	(5,437)	(12,225)	(16,312)
Net loss before income tax	(46,029)	(57,393)	(183,062)	(236,593)
Income tax (expense) benefit	155	(300)	(3,021)	(1,008)
Net loss before allocation of income to controlling interest in subsidiaries	(45,874)	(57,693)	(186,083)	(237,601)

Net (income) loss attributable to non-controlling interest in subsidiaries	(44)	379	(489)	605
Net loss attributable to common stockholders	$(45,918)	$(57,314)	$(186,572)	$(236,996)

Loss per share (basic and diluted)	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted Average Shares Outstanding – (basic and diluted)	263,038,334	233,038,334	261,389,982	233,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE NINE MONTHS ENDED SEPTEMBER 30,
	2015	2014

Cash flows from operating activities:
Net loss	$(186,083)	$(237,601)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Reconsolidation of subsidiary	-	(4,836)
Gain on settlement of accounts payable	(32,182)	-
Share based compensation	63,000	-

Changes in operating assets and liabilities:
Accounts receivable	(6,781)	4,218
Accounts receivable – related party	-	5,295
Accrued expense – related party	-	237,500
Other current assets	816	-
Accounts payable and accrued expenses	79,274	42,292

Net cash (used in) provided by operating activities	(81,956)	46,868

Net increase (decrease) in cash and cash equivalents	(81,956)	46,868

Cash and cash equivalents at beginning of period	91,690	159

Cash and cash equivalents at end of period	$9,734	$47,027

NON-CASH TRANSACTIONS:
Reconsolidation of affiliate	$-	$10,516

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2015

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP” or “US GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company's consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2014. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

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

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation

Quest Licensing Corporation, a New York corporation (1)

Quest Licensing Corporation, a Delaware corporation (wholly-owned)

Quest Packaging Solutions Corporation (90% owned)

Quest Nettech Corporation (wholly owned)

(1)	Quest Licensing Corporation, a New York corporation, was a wholly-owned subsidiary of the Company through October 31, 2012 when 50% of its issued and outstanding shares were transferred to Allied Standard Limited. The Company reconsolidated Quest Licensing Corporation on April 1, 2014 when Allied Standard relinquished its entitlement to a 50% interest in Quest Licensing Corporation, in exchange for the Company’s commitment to fund a structured licensing program for the Mobile Data Portfolio. Between October 31, 2012 and April 1, 2014, the Company did not include Quest Licensing Corporation in its consolidated financial statements since there were significant contingencies related to the control of Quest Licensing Corporation. At September 30, 2015, Quest Licensing Corporation, a New York corporation, was inactive.

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

Stock-based Compensation

The Company accounts for share-based awards issued to employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation.” Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period, which is normally the vesting period. Share-based compensation to directors is treated in the same manner as share-based compensation to employees, regardless of whether the directors are also employees. The Company accounts for share-based compensation to persons other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. The Company estimates the fair value of share-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of the Company’s common stock for common stock issuances.

Recently adopted accounting standards

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $14,284,068 and negative working capital of $477,414 as of September 30, 2015. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – STOCKHOLDERS’ EQUITY

Common Stock

Pursuant to the Company’s restated employment agreement with its chief executive officer, on October 30, 2014, the Company issued 30,000,000 shares of common stock to its chief executive officer. Pursuant to the agreement, the chief executive officer’s rights to the stock vested on January 15, 2015; provided that if he is not employed by the Company at such date other than as a result of his death or disability, his rights to the shares shall be forfeited, although the chief executive officer had the right to vote the shares immediately upon issuance. These shares are treated as outstanding from January 15, 2015, the vesting date. The value of the shares, $63,000, is reflected as stock-related compensation during the nine months ended September 30, 2015.

Warrants

A summary of the status of the Company’s stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2014	75,000,000	0.0038	2.9
Granted	-	-	-
Cancelled	-	-	-
Expired	10,000,000	-	-
Exercised	-	-	-
Balance - September 30, 2015	65,000,000	0.004	2.5

Stock Options

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2014	5,000,000	0.001	0.8
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled		-	-
Balance - September 30, 2015	5,000,000	0.001	0.3

No warrants or options were exercised during the period.

NOTE 4 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2014	$1915
Net income attributable to non-controlling interest	$489
Balance as of September 30, 2015	$2,404

NOTE 5 – SUBSEQUENT EVENTS

On October 22, 2015, (i) the Company entered into, and consummated the transactions contemplated by a series of agreements with United Wireless Holdings, Inc. (“United”) pursuant to which, at the closing held contemporaneously with the execution of the agreements on October 22, 2015, and (ii) the Company used a portion of the proceeds to acquire, assign to three newly formed subsidiaries – Mariner IC, Semcon IP, and IC Kinetics, and to pay the initial installment of the purchase price of nine United States patents, three United States patent applications and a reexamination certificate from Intellectual Ventures Assets 16 LLC (“Intellectual Ventures”), as follows:

(i)	Pursuant to a securities purchase agreement between the Company and five of its subsidiaries (Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., and IC Kinetics Inc.), the Company issued to United its 10% promissory note in the principal amount of $1,250,000 due September 30, 2020, for which the Company received $1,250,000. The terms of the Note are described under “Promissory Notes.”

(ii)	Pursuant to the securities purchase agreement, the Company sold to United 50,000,000 shares of its common stock for $250,000, or $0.005 per share.

(iii)	Pursuant to the securities purchase agreement, the Company granted United an option to purchase a total of 50,000,000 shares of common stock, with exercise prices of $0.01 per share as to 16,666,667 shares, which may be exercised from September 30, 2016 through September 30, 2020, $0.03 per share as to 16,666,667 shares, which may be exercised from September 30, 2017 through September 30, 2020, and $0.05 per share as to 16,666,666 shares, which may be exercised from September 30, 2018 through September 30, 2020.

(iv)	The Company used $1,000,000 of the proceeds it received from United as the first payment of a $3,000,000 purchase price for an intellectual property portfolio which it purchased from Intellectual Ventures pursuant to a patent sale agreement (the “IV Agreement”), as amended, between the Company and Intellectual Ventures. The IV Agreement is described under “Agreement with Intellectual Ventures.”

(v)	United agreed to make loans to the Company for payment of the second and third $1,000,000 payments due to Intellectual Ventures on September 30, 2016 and 2017 pursuant to the IV Agreement, regardless of whether the Company is in compliance with its obligations under the securities purchase agreement or the other agreements with United. United has the right to make such payments directly to Intellectual Ventures.

(vi)	United agreed to make working capital loans to the Company, subject to the Company’s meeting standard closing conditions, in the aggregate amount of $1,000,000 in eight quarterly loans of $125,000, commencing September 30, 2016.

(vii)	In the event that certain events of default, which are called Conversion Eligible Events of Default, have occurred and are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United shall have the obligation to make the payment, and immediately upon the United’s payment to Intellectual Ventures, the Company shall be deemed to have assigned, transferred and conveyed to United and/or its nominee full, absolute and unconditional title to and ownership of the stock of Mariner, Semcon and IC, which are the subsidiaries that hold title to the patents acquired from Intellectual Ventures, and the Company’s obligation on the notes, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Venture, terminate, and United will have no further obligation to make working capital loans to the Company.

(viii)	The Company and the subsidiaries named above entered into a monetization proceeds agreement pursuant to which United received the right to receive 15% of the net monetization proceeds received from (i) the patents acquired by the Company from Intellectual Ventures and (ii) the patents in the Company’s mobile data and financial data intellectual property portfolios;

(ix)	The Company’s obligations under its agreements with United, including its obligations under the notes and the monetization proceeds agreement, are secured by a pledge of the stock of Mariner, Semcon and IC and by the proceeds from the intellectual property represented by (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios.

(x)	Five of the Company’s subsidiaries, Quest Licensing, Wynn, Mariner, Semcon, and IC, guaranteed the Company’s obligations to United.

(xi)	The Company granted United certain registration rights with respect to (i) the 50,000,000 shares of common stock purchased by United at the closing, (ii) the 50,000,000 shares of common stock issuable upon exercise of the purchase options, and (iii) in the event that the notes become convertible, to the extent that the note holders request, the shares of common stock issuable upon conversion of the notes.

(xii)	The Company agreed that, within 135 days from the closing date (i.e., by March 2, 2016), the Company would increase its authorized common stock from 390,000,000 shares to 1,250,000,000 shares, and, in the event that, in the future, the number of authorized shares of common stock is not sufficient to enable the full conversion of the notes, the Company will have 135 days to increase the common stock (or effect a reverse split or a combination of an increase in the authorized common stock and a reverse split) so that there will be sufficient shares of common stock available for full conversion of the notes. United agreed to vote its shares or give its consent in connection with any such increase in authorized common stock.

(xiii)	The Company has agreed with United that, as long as United’s stockholding in the Company exceed 10%, United has the right to designate one member of the board of directors and at such time and for as long as United’s stockholdings exceed 24.9%, United may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. The Company agreed that the size of the board would not exceed five.

(xiv)	Commencing six months from the closing date, if the shares owned by United cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to United.

Promissory Notes

The promissory notes bear interest at 10% per annum and mature on September 30, 2020. Interest accrues through September 30, 2017, with accrued interest being added to principal on each of September 30, 2016, 2017and 2018. Subsequent to September 30, 2018, the Company is to pay interest quarterly, with the first interest payment being due on December 31, 2018. The Company has the right to prepay the notes in whole at any time and in part from time to time. Although the notes have no conversion rights, if a Conversion Eligible Event of Default occurs, the notes becomes convertible at a conversion price equal to 90% of the closing sale price of the Company’s common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion. The Company does not presently have sufficient common stock available for issuance in the event the notes become convertible. Although the Company has agreed to increase its authorized common stock to 1,250,000,000 shares not later than 135 days after the October 22, 2015 closing date, the Company cannot give any assurance that even if the authorized common stock is increased to 1,250,000,000 shares, that such number of shares would be sufficient to permit conversion of the notes in full if a Conversion Eligible Event of Default should occur. The Company is required to have reserved from its authorized and unissued common stock 130% of the number of shares of common stock as shall be necessary for issuance upon conversion of the notes.

Conversion Eligible Events of Default include the breach of selected representations and warranties and covenants contained in the securities purchase agreement and the note. Although the observance of these covenants is within the control of the Company, one of the provisions which would trigger a Conversion Eligible Event of Default is the failure of the Company to increase its authorized common stock within 135 days of the closing date.

The occurrence of a Conversion Eligible Event of Default would not only make the notes convertible but, if it exists on the date a $1,000,000 payment is due to Intellectual Ventures, it would permit United to take title to the stock of the three subsidiaries which own the patents acquired from Intellectual Ventures.

The holders of the notes also have the right to demand redemption of the notes at 110% of the principal amount of the note in the event of a change of control of the Company.

Monetization Proceeds Agreement

Pursuant to the monetization proceeds agreement, United has a right to receive 15% of the net monetization proceeds from (i) the patents acquired by the Company from Intellectual Ventures and (ii) the patents in the Company’s mobile data and financial data intellectual property portfolios. The agreement has no termination provisions, so United will be entitled to its percentage interest as long as revenue can be generated from the intellectual property covered by the agreement.

Net monetization proceeds represent the amount by which any consideration received from the patents, including royalty payments and amounts received as a result of litigation relating to the patents exceeds monetization expenses, including legal fees, and certain other expenses, but not operating expenses not relating to the monetization activities, including patent litigation. The percentage payable with respect to monetization proceeds from the mobile data and financial data intellectual property (but not the patents acquired from Intellectual Ventures) is reduced in the event that United breaches its agreement to make working capital loans pursuant to the securities purchase agreement.

Grant of Security Interest

Payment of the notes and the Company’s and its subsidiaries’ obligations under the monetization proceeds agreement as well as the other obligations under the agreements with United is secured by a security interest in all proceeds (from litigation or otherwise) from the (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios, and a pledge of the stock of the three subsidiaries which hold the patents acquired from Intellectual Ventures. The security interest in the proceeds from the patents acquired from Intellectual Ventures is junior to the security interest held by Intellectual Ventures in the patents and proceeds thereof which were acquired by the Company from Intellectual Ventures as security for the payment of the $2,000,000 balance of the purchase price of the patents. The security interest in proceeds from the patents relating to the Company’s mobile data portfolio is junior to the security interest held by Longford Capital Fund I, LP, which is providing litigation funding relating to this portfolio.

Agreement with Intellectual Ventures

Pursuant to the IV Agreement, the Company agreed to acquire the patent rights described in Item 2.01. The agreement required the Company to provide Intellectual Ventures with a funding commitment reasonably satisfactory to Intellectual Ventures.

The agreement provides for a purchase price of $3,000,000, of which $1,000,000 was paid on the closing of financing with United and the remaining $2,000,000 in installments due 30 days after the first and second anniversaries of the closing. The Company’s obligation to make the payments are secured by a security interest in the patents transferred and proceeds thereof which is senior to the lien of United in the proceeds from these patents.

Pursuant to the IV Agreement, the Company acquired three groups of patents from Intellectual Ventures for a purchase price of $3,000,000. The patents were acquired by the Company and transferred to three newly formed subsidiaries — Mariner, Semcon, and IC.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage eight intellectual property portfolios, including three patent portfolios which we acquired in October 2015 from Intellectual Ventures Assets 16 LLC (“Intellectual Ventures”), which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate patent infringement lawsuits and engage in patent infringement litigation. To date, we have not generated any significant revenues from our intellectual property rights.

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.

●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights.

●	Licensed packaging sales, which relate to the sale of licensed products.

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

On October 22, 2015, we acquired three patent portfolios from Intellectual Ventures, which we assigned to three newly-formed subsidiaries -- Mariner IC Inc., Semcon IP Inc., and IC Kinetics Inc.

The patents acquired by Mariner consist of two United States patents which relate to technology for incorporating metal structures in the corners and edges of semiconductor dies to prevent cracking from stresses. We refer to these patents as the anchor structure portfolio.

The patents acquired by Semcon consist of four United States patents that cover fundamental technology for adjusting the processor clock and voltage to save power based on the operating characteristics of the processor and one United States patent that relates to coordinating direct bus communications between subsystems in an assigned channel. We refer to these patents as the power management/ bus control portfolio.

The patents acquired by IC consist of two United States patents and two pending continuation applications which cover technology relating to on-chip temperature measurement for semiconductors. We refer to these patents as the diode on chip portfolio.

We made the initial payment due to Intellectual Ventures with the proceeds of the sale of securities to United. Pursuant to our agreements with United:

●	We sold to United 50,000,000 shares of common stock for $250,000.

●	We borrowed $1,250,000 from United, for which we issued our 10% promissory notes due September 30, 2010. Of this amount, $1,000,000 was paid directly to Intellectual Ventures as the initial installment of the purchase price of the patents we purchased from Intellectual Ventures, and$250,000 was for working capital, including costs of the financing.

●	We granted United an option to purchase a total of 50,000,000 shares of common stock, with exercise prices of $0.01 per share as to 16,666,667 shares, which may be exercised from September 30, 2016 through September 30, 2020, $0.03 per share as to 16,666,667 shares, which may be exercised from September 30, 2017 through September 30, 2020, and $0.05 per share as to 16,666,666 shares, which may be exercised from September 30, 2018 through September 30, 2020.

●	We entered into a monetization proceeds agreement pursuant to which we gave United a 15% interest in the net monetization proceeds, as defined in the agreement, generated from both the patents acquired from Intellectual Ventures and our financial data and mobile data portfolios, which continues as long as we receive revenue, whether from litigation or otherwise, from these patents.

●	We granted United a security interest in the proceeds of the patents acquired from Intellectual Ventures and our financial data and mobile data portfolios and a pledge of the stock of the three subsidiaries that own the patents acquired from Intellectual Ventures.

●	In the event that certain events of default, which are called Conversion Eligible Events of Default, have occurred and are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United shall have the obligation to make the payment to Intellectual Ventures, and immediately upon the United’s payment to Intellectual Ventures, we shall be deemed to have assigned to United ownership of the stock of Mariner, Semcon and IC. Also, if a Conversion Eligible Event of Default occurs, the notes become convertible at a conversion price equal to 90% of the closing sale price of the Company’s common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion. We do not presently have sufficient shares of common stock for issuance upon conversion of the notes.

●	We agreed to increase our authorized common stock to 1,250,000,000 shares within 135 days of the October 22, 2015 closing date and to increase the authorized common stock (either by an increase in authorized common stock, reverse split of a combination of an increase in authorized common stock and a reverse split) so that we continue to have sufficient shares of common stock for full conversion of the notes. The failure to do so is a Conversion Eligible Event of Default.

●	We granted United certain registration rights with respect to the shares issued at the closing, the shares issuable upon exercise of the purchase option and, if requested by the note holders, the common stock issuable upon conversion of the note if the notes become convertible.

●	As long as United’s stockholding in the Company exceed 10%, United has the right to designate one member of the board of directors and at such time and for as long as United’s stockholdings exceed 24.9%, United may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. The Company agreed that the size of the board would not exceed five.

Although United provided the funding for the acquisition of the patents from Intellectual Ventures, United did not provide any funds to enable us to monetize these patents, either through litigation or otherwise. In order for us to generate any value from these patents, it will be necessary for us to obtain funding from a third party financing source that would provide us the necessary funds to monetize the patents, primarily through litigation. Since patent litigation is uncertain, very expensive and typically takes many years before a settlement is reached (assuming a settlement can be negotiated) or a final judgment is obtained, the financing source will have to evaluate the patent portfolios and the potential recovery to determine whether the to make the investment. Unless we are able to successfully negotiate a funding agreement with a financing source, it is not likely that we will generate any revenue from the patents we acquired from Intellectual Ventures. Further, we cannot assure you as to the success of any litigation relating to the patents.

Because of the possibility that our failure to increase our authorized common stock would result in the transfer to United of the stock of the subsidiaries that hold the patents acquired from Intellectual Ventures, it is possible that a potential financing source may not even begin to evaluate the Intellectual Ventures patents until it is satisfied that we have increased our authorized common stock as required.

At present, we are pursuing litigation with respect to our mobile data portfolio. We cannot estimate when or whether we will receive any revenue from this litigation.

If we are unable to monetize our patents, we cannot assure you that we will be able to pay the notes to United, which could result in our inability to continue in business and could result in our bankruptcy.

Results of Operations

Three and nine months ended September 30, 2015 and 2014

The following table shows the components of revenue and gross profit from our three categories of revenue:

	Three months ended September 30,				Nine months ended September 30,
	2015		2014		2015		2014
Revenues:
Licensed sales	$9,441	6.5%	$6,887	2.1%	$28,552	9.0%	$18,924	3.2%
Patent services fees	90,000	62.1%	265,000	81.0%	110,000	34.8%	265,000	44.8%
Management fees	45,603	31.4%	55,414	16.9%	177,304	56.1%	307,199	52.0%
Total	145,044	100.0%	327,301	100.0%	315,856	100.0%	591,123	100.0%

Gross profit:
Licensed sales	5,431	7.8%	4,222	2.6%	17,487	8.8%	10,622	2.6%
Patent service fees	37,390	53.6%	121,268	74.6%	52,372	26.4%	121,268	30.1%
Management fees	26,874	38.6%	37,168	22.9%	128,230	64.7%	271,114	67.3%
Total	69,695	100.0%	162,658	100.0%	198,089	100.0%	403,004	100.0%

The following table shows the gross margin for the three components of revenue.

	Three months ended September 30,		Nine months ended September 30,
Gross margin	2015	2014	2015	2014
Licensed sales	57.5%	61.3%	61.2%	56.1%
Patent service fees	41.5%	45.8%	47.6%	45.8%
Management fees	58.9%	67.1%	72.3%	88.3%
Total	48.1%	49.7%	62.7%	68.2%

Revenues for the three months ended September 30, 2015 were approximately 145,000, a decrease of approximately $182,000, or 56%, from the comparable period of 2014, which were approximately $327,000. Revenues for the nine months ended September 30, 2015 were approximately $316,000, a decrease of approximately $275,000, or 47%, from the comparable period of 2014, which was approximately $591,000. Gross profit for the three and nine months ended September 30, 2015 was approximately $70,000 and $198,000, respectively, a decrease of approximately $93,000, or 57%, and approximately $205,000, or 51%, respectively, compared to the three and nine months ended September 30, 2014, respectively. The decrease in both revenue and gross profit for the three and nine months ended September 30, 2015 was primarily due to (i) a decrease in patent service fees of approximately $175,000 and $155,000 from the comparative periods of 2014 and (ii) a decrease in the three and nine months ended September 30, 2015 in management service fees of approximately $10,000 and $130,000 from the comparative periods of 2014. Management fees included a lump sum up front payment of $200,000 in the first half of 2014. We did not receive a similar lump sum payment in 2015. Since we do not have any long term license agreements, we have no continuing source of revenue, and our revenue generally reflects the net proceeds from royalty payments, which have generally resulted from litigation.

Our gross margin decreased to 48.1% and 62.7% for the three and nine months ended September 30, 2015 as compared with 49.7% and 68.2% for the comparable periods of 2014. The decline in gross margin reflects our receipt of lump sum payments related to management fees we received during the first six months of 2014 which had a much lower related cost of revenue. Our gross profit, particularly in parent service fees and management fees, which account for our principal sources of revenues, is not sufficient to cover our operating expenses. Unless we are able to generate significant revenues from our intellectual property portfolios, we will not be able to generate sufficient gross profit to cover our operating expenses, principally executive compensation.

Operating expenses for the three and nine months ended September 30, 2015 decreased by approximately $103,000, or 48%, and by approximately $222,000, or 36%, respectively, compared to the three and nine months ended September 30, 2014. Our principal operating expense for the three and nine months ended September 30, 2015 and 2014 was executive compensation, which was approximately $63,000 and $252,000 for the three and nine months ended September 30, 2015, respectively, and approximately $176,000 and $527,000 for the three and nine months ended September 30, 2014, respectively. Executive compensation for the three and nine months ended September 30, 2014 reflects compensation to three officers, two of whom resigned during the fourth quarter of 2014. During 2015, executive compensation reflects compensation to our chief executive officer. Executive compensation for the nine months ended September 30, 2015 includes stock-based compensation of $63,000 in the first quarter of 2015. We did not incur stock-based compensation expense in 2014.

Other income for the nine months ended September 30, 2015 included $32,182, reflecting the gain on the settlement of an account payable for less than the amount previously accrued. Other income also included interest expense of $4,075 and $12,225 for the three and nine months ended September 30, 2015, respectively, and $5,437 and $16,312 for the three and nine months ended September 30, 2014, respectively.

As a result of the foregoing, we sustained a net loss of approximately $46,000, or $0.00 per share (basic and diluted), for the three months ended September 30, 2015 and a net loss of approximately $187,000, or $0.00 per share (basic and diluted), for the nine months ended September 30, 2015, compared to net loss of approximately $57,000, or $0.00 per share (basic and diluted), for the three months ended September 30, 2014 and a net loss of approximately $237,000, or $0.00 per share (basic and diluted), for the nine months ended September 30, 2014.

Liquidity and Capital Resources

At September 30, 2015, we had current assets of approximately $40,000, current liabilities of approximately $517,000, and a working capital deficiency of approximately $477,000. Other than our agreement with United, pursuant to which we can borrow up to $1,000,000 for working capital in eight quarterly installments of $125,000 commencing September 30, 2016, we have no other credit facilities. Other than salary under the chief executive officer’s employment agreement, we do not contemplate any other material obligations in the near future. Our liabilities consist of loans from third parties of approximately $163,000 and accrued interest due to loan holders of approximately $229,000.

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

Going Concern

We have an accumulated deficit of $14,284,068 and negative working capital of $477,414 as of September 30, 2015. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain, and our use of the funds from funding sources relating to the monetization of our intellectual property may not be available for working capital purposes. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2015, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function, our disclosure controls were not effective as of September 30, 2015, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2014, management has determined that our internal audit function is significantly deficient due to insufficient segregation of duties within accounting functions and that we do not have effective internal controls over financial reporting. These problems continue to affect us as we only have one full-time executive officer, who is our only full-time employee and who serves as both chief executive officer and chief financial officer.

During the period ended September 30, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

QUEST PATENT RESEARCH CORPORATION

Date: November 9, 2015	By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer