Form 10-K
period 2015-12-31
QUEST PATENT RESEARCH CORP
filed 2016-04-01
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $555,717 as of June 30, 2015.

As of March 31, 2016, the registrant had 313,038,334 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;

●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to pay the promissory notes which we issued and will issue in connection with our purchase of patent rights in October 2015;

●	Our ability to obtain litigation funding to enable us to seek to protect our intellectual property rights, particularly our recently-acquired intellectual property rights, through litigation when necessary;

●	Our ability to acquire intellectual property rights for innovative technologies for which there is a significant potential market;

●	Our ability to identify and acquire intellectual property rights for innovative technologies for which there is a significant potential market;

●	Our ability to recoup any investment which we may make to acquire or generate revenue from intellectual property rights;

●	The effect of legislation and court decisions on the ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;

●	The effects or perceived effects of the potential convertibility of convertible notes issued by us;

●	Our ability to obtain the funding that we require in order to acquire intellectual property and otherwise develop our business;

●	Our ability to reduce the cost of litigation through contingent fees with counsel or to obtain third-party financing to enable us to enforce our intellectual property rights through litigation or otherwise;

●	The results or anticipated results of litigation by or against us;

●	the anticipated or actual results of our operations;

●	events or conditions relating to the enforcement of intellectual property rights generally;

●	The development of a market for our common stock;

●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;

●	Any discrepancy between anticipated or projected results and actual results of our operations;

●	The market’s perception or our ability to continue to make our filings with the SEC in a timely manner;

●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	Other matters not within our control.

In addition, factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Annual Report on Form 10-K, and in particular, the risks discussed under the caption “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” as well as those discussed in other documents we file with the SEC. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Given these risks and uncertainties, you are cautioned not to place undue reliance on such forward-looking statements.

Information regarding market and industry statistics contained in this Annual Report on Form 10-K is included based on information available to us that we believe is accurate. It is generally based on industry and other publications that are not produced for purposes of securities offerings or economic analysis. We have not reviewed or included data from all sources. Forecasts and other forward-looking information obtained from these sources are subject to the same qualifications and the additional uncertainties accompanying any estimates of future market size, revenue and market acceptance of products and services. We do not assume any obligation to update any forward-looking statement. As a result, you should not place undue reliance on these forward-looking statements.

Item 1. Business

Overview

We are an intellectual property asset management company. Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage eight intellectual property portfolios, which principally consist of patent rights. Our eight intellectual property portfolios include the three portfolios which we acquired in October 2015 from Intellectual Ventures Assets 16, LLC. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits. We also generate revenue from management fees from managing intellectual property portfolios.

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

Intellectual property monetization includes the generation of revenue and proceeds from the licensing of patents, patented technologies and other intellectual property rights. Patent litigation is often a necessary element of intellectual property monetization where a patent owner, or a representative of the patent owner, seeks to protect its patent rights against the unlicensed manufacture, sale, and use of the owner’s patent rights or products which incorporate the owner’s patent rights. In general, we seek to monetize the bundle of rights granted by the patents through structured licensing and when necessary enforcement of those rights through litigation, although to date all of our patent license revenues have resulted from litigation.

We intend to develop our business by acquiring intellectual property rights, either in the form of ownership or an exclusive license to the underlying intellectual property. Our goal is to enter into agreements with inventors of innovative technologies for which there may be a significant market for products which use or incorporate the intellectual property. We seek to purchase all of, or interests in, intellectual property in exchange for cash, securities of our company, the formation or a joint venture or separate subsidiary in which the owner has an equity interest, and/or interests in the monetization of those assets. Our revenue from this aspect of our business can be generated through licensing and, when necessary, litigation efforts as well as intellectual property management fees. We engage in due diligence and a principled risk underwriting process to evaluate the merits and potential value of any acquisition, partnership or joint venture. We seek to structure the terms of our acquisitions in a manner that will achieve the highest risk-adjusted returns possible, in the context of our financial condition.

We employ a due diligence process before completing the acquisition of an intellectual property interest. We begin with an investment thesis supporting the potential transaction and then proceed to test the thesis through an examination of the critical drivers of the value of the underlying intellectual property asset. Such an examination focuses on areas such as title and inventorship issues, the quality of the drafting and prosecution of the intellectual property assets, legal risks inherent in licensing programs generally, the applicability of the invention to the relevant marketplace and other issues such as the effects of venue and other procedural issues. However, our financial position may affect our ability to conduct due diligence with respect to intellectual property rights.

It is frequently necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. To the extent that we cannot fund litigation ourselves, we may enter into an agreement with a third party, which may be the patent owner or the former patent owner who transferred the patent rights to us, or an independent third party. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis or we obtain funding from third party funding sources. In these cases, either counsel is afforded a greater participation in the recovery or the third party that funds the litigation would be entitled to participate in any recovery.

Purchase of Intellectual Property from Intellectual Ventures

On October 22, 2015, pursuant to an agreement with an effective date of July 8, 2015, as amended, between us and Intellectual Ventures, we purchased three groups of patents from Intellectual Ventures for a purchase price of $3,000,000, of which $1,000,000 was paid at the closing from the proceeds of the $1,250,000 loan from United Wireless and the balance is due in two installments of $1,000,000 due one and two years from the closing. We acquired the intellectual property at the closing, and we granted Intellectual Ventures a security interest in the patents transferred to us as security for the payment of the balance of the purchase price. The security interest of Intellectual Ventures is senior to the security interest of United Wireless in the proceeds derived from such patents. The patent portfolios which we acquired from Intellectual Ventures are the anchor structure portfolio, the power management/bus control portfolio and the diode on chip portfolio, which are described under “Business – Our Intellectual Property Portfolios.”

Our Organization

We were incorporated in Delaware on July 17, 1987 under the name Phase Out of America. On September 21, 1997, we changed our name to Quest Products Corporation, and, on June 6, 2007, we changed our name to Quest Patent Research Corporation. We have been engaged in the intellectual property monetization business since 2008. Our executive principal office is located at 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411, telephone (888) 743-7577. Our website is www.qprc.com. Information contained on our website or any other website does not constitute a part of this annual report.

Our Intellectual Property Portfolios

Mobile Data

The real-time mobile data portfolio relates to the automatic update of information delivered to a mobile device without the need for a manual refreshing. The portfolio is comprised of U.S. Patent No. 7,194,468 “Apparatus and Method for Supplying Information” and all related patents, patent applications, and all continuations, continuations-in-part, divisions, extensions, renewals, reissues and re-examinations relating to all inventions thereof (the “Mobile Data Portfolio”). We initially entered into an agreement with the patent owner, Worldlink Information Technology Systems Limited, whereby we received the exclusive license to license and enforce the Mobile Data Portfolio. Under the agreement we received a monthly management fee and a percentage of licensing revenues. Subsequently Worldlink transferred its remaining interest in the Mobile Data Portfolio to Allied Standard Limited. In October 2012, we entered into an agreement with Allied pursuant to which Allied transferred its entire right title and interest in the Mobile Data Portfolio to Quest Licensing Corporation, which was at the time, a wholly-owned subsidiary. Under the agreement, Allied was entitled to receive a 50% interest in Quest Licensing. Quest Licensing’s only intellectual property is the Mobile Data Portfolio. Our agreement with Allied provides that we and Allied will each receive 50% of the net licensing revenues, as defined by the agreement. In June 2013, we entered into an agreement with The Betting Service Limited, an entity controlled by a former director of Worldlink. Pursuant to the agreement, we granted The Betting Service an interest in licensing proceeds from the Mobile Data Portfolio in return for The Betting Service’s assistance in developing certain Mobile Data Portfolio assets. In April 2014, we entered into a further agreement with Allied whereby Allied relinquished certain rights under the October 2012 agreement, including its entitlement to a 50% interest in Quest Licensing, in exchange for our commitment to fund a structured licensing program for the Mobile Data Portfolio.

Through December 31, 2015, we did not generate any licensing revenues from the Mobile Data Portfolio.

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

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. A hearing, known as a Markman hearing, in which the judge examines the evidence from the parties on the appropriate meanings of relevant key words in the claim was held on February 8, 2016, and trial has been scheduled for January 9, 2017, although it is possible that the trial date may be postponed. In connection with this litigation, the third party provided funds of approximately $320,000 in 2015 and $460,000 in 2014, which was paid to litigation counsel and other third parties. In addition, the funding source paid us management fees of approximately $250,000 in 2015 and $413,000 in 2014.

Online Marketing, Sweepstakes, Promotions & Rewards (Von Kohorn Portfolio)

The portfolio consists of five United States Patents that include patent claims related to, among other areas, online couponing, print-at-home boarding passes and tickets, online sweepstakes; including the promotion by television networks of online sweepstakes (the “Von Kohorn Portfolio”). In December 2009, we entered into an agreement with Intertech Holdings, LLC pursuant to which our wholly-owned subsidiary, Quest NetTech Corporation, acquired by assignment all right, title, and interest in the Von Kohorn Portfolio. Under the agreement, we will receive 20% of adjusted gross recoveries, as defined. In August 2013, we and Intertech Holdings amended the December 2009 agreement to provide that Intertech Holdings will receive 33% of the adjusted gross recoveries and Quest NetTech will receive 67% of adjusted gross recoveries.

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

In February 2015, Quest NetTech brought several patent infringement suits against various entities in the U.S. District for the Eastern District of Texas. These actions were settled in November 2015.

In March 2016, Quest NetTech brought several patent infringement suits against various entities in the U.S. District for the Eastern District of Texas. These actions are pending.

Through December 31, 2013, we generated license fees of approximately $512,500 from the Von Kohorn Portfolio. We generated license fees of approximately $505,000 and $215,000 for the years ended December 31, 2014 and 2015, respectively.

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

As the exclusive licensee and manager of the manufacture and sale of licensed product, we coordinate the manufacture and sale of licensed products to end users; we contract for the manufacture and assembly of the product components, and we coordinate order receipt, fulfillment and invoicing. Revenues from the TurtlePakTM product sales were approximately $283,500 through December 31, 2013 and approximately $22,000 and $33,000 for the years ended December 31, 2014 and 2015, respectively. We continue to generate modest revenue from this product.

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

In August 2010, we entered into a five-year consulting agreement with Alex W. Hart pursuant to which he agreed to serve as a special consultant to us on the development and commercialization of the Data System Patent. Pursuant to this agreement, we issued Mr. Hart an option to purchase 5,000,000 shares common stock at a price of $0.001 per share, those options expired unexercised on December 31, 2015. Through December 31, 2015, we did not generate any revenue from the Financial Data Portfolio.

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

Through December 31, 2015, we did not generate any revenue from the rich media patents.

Anchor Structure Portfolio

This portfolio, which we acquired from Intellectual Ventures in October 2015 and transferred to a newly formed subsidiary, Mariner IC Inc., consists of two United States patents which relate to technology for incorporating metal structures in the corners and edges of semiconductor dies to prevent cracking from stresses.

Power Management/Bus Control Portfolio

This portfolio, which is the second portfolio which we acquired from Intellectual Ventures and transferred to a newly-formed subsidiary, Semcon IP Inc., consists of four United States patents that cover fundamental technology for adjusting the processor clock and voltage to save power based on the operating characteristics of the processor and one United States patent that relates to coordinating direct bus communications between subsystems in an assigned channel.

Diode on Chip Portfolio

This portfolio, which is the third portfolio which we acquired from Intellectual Ventures and transferred to a newly-formed subsidiary, IC Kinetics Inc., consists of two United States patents and two pending continuation applications which cover technology relating to on-chip temperature measurement for semiconductors.

Competition

We encounter and expect to continue to encounter competition in the areas of intellectual property acquisitions for the sake of licensure from both private and publicly traded companies that engage in intellectual property monetization activities. Such competitors and potential competitors include companies seeking to acquire the same intellectual property assets and intellectual property rights that we may seek to acquire. Entities such as Acacia Research Corporation, Document Security Systems, Inc., Intellectual Ventures, Wi-LAN, Conversant IP, VirnetX Holding Corporation, Marathon Patent Group, Inc., Network-1 Security Solutions, Round Rock Research LLC, IPvalue Management Inc., Vringo Inc., Pendrell Corporation , Finjan Holdings, Inc., Inventergy Global, Inc., Netlist Inc., Parkervision Inc., Spherix Incorporated, United Wireless, Walker Innovation, Inc. and others derive all or a substantial portion of their revenue from patent monetization activities, and we expect more entities to enter the market. Most of our competitors have longer operating histories and significantly greater financial resources and personnel than we have.

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

Intellectual Property Rights

We have eight intellectual property portfolios: mobile data, financial data, rich media, Von Kohorn, Turtle Pak, anchor structure, power management/bus control and diode on chip. The following table sets forth information concerning our patents and other intellectual property. Each patent or other intellectual property right listed in the table below that has been granted is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. In the table below, the anchor structure portfolio is referred to as Mariner, the power management/bus control portfolio is referred to as Semcom, and the diode on chip portfolio is referred to as IC.

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial Data	US Patent	RE38,137	Programmable Multiple Company Credit Card System	01/11/2001	06/10/2003	09/28/2015
Mobile Data	US Patent	7,194,468	Apparatus and Method for Supplying Information	02/09/2001	03/20/2007	02/09/2021
Mobile Data	US Application	9,288,605	Apparatus and Method for Supplying Information	11/12/2009	03/15/2016	02/09/2021
Mobile Data	US Application	13/832,012	Apparatus and Method for Supplying Information	03/15/2013	09/05/2013	N/A
Von Kohorn	US Patent	5,227,874	Method for measuring the effectiveness of stimuli on decisions of shoppers	10/15/1991	07/13/1993	07/13/2010
Von Kohorn	US Patent	5,283,734	System and method of communication with authenticated wagering participation	09/19/1991	02/01/1994	09/19/2011
Von Kohorn	US Patent	5,368,129	Retail facility with couponing	07/23/1992	11/29/1994	07/23/2012
Von Kohorn	US Patent	5,508,731	Generation of enlarged participatory broadcast audience	02/25/1993	04/16/1996	04/16/2013
Von Kohorn	US Patent	5,697,844	System and method for generating and redeeming tokens	10/25/1990	07/07/1992	07/17/2009
Turtle Pak	US Patent	RE36,412	Article Packaging Kit, System, and Method	06/18/1996	11/30/1999	06/24/2013
Turtle Pak	US Patent	6,490,844	Film Wrap Packaging Apparatus and Method	06/21/2001	12/10/2002	07/10/2021
Turtle Pak	US Trademark	74709827	Turtle Pak - design plus words, letters, and/or numbers	08/01/1995	06/04/1996	N/A
Mariner	US Patent	5,650,666	Method and apparatus for preventing cracks in semiconductor die	11/22/1995	7/22/1997	11/22/2015
Mariner	US Patent	5,846,874	Method and apparatus for preventing cracks in semiconductor die	2/28/1997	12/8/1998	11/22/2015
Semcon	US Patent	7,100,061	Adaptive power control	1/18/2000	8/29/2006	1/18/2020

Semcon	US Patent	7,596,708	Adaptive power control	4/25/2006	9/29/2009	1/18/2020

Semcon	US Patent	8,566,627	Adaptive power control	7/14/2009	10/22/2013	1/18/2020

Semcon	US Patent	8,806,247	Adaptive power control	12/21/2012	8/12/2014	1/18/2020

Semcon	PCT Application	PCT/US2001/001684	Adaptive power control	1/16/2001	7/26/2001	N/A

Semcon	Reexam Certificate	7,100,061C1	Adaptive power control	6/13/2007	8/4/2009	N/A
Semcon	US Patent	5,978,876	System and method for controlling communications between subsystems	4/14/1997	11/2/1999	4/14/2017
IC	US Patent	7,118,273	System for on-chip temperature measurement in integrated circuits	4/10/2003	10/10/2006	4/10/2023

IC	US Patent	7,108,420	System for on-chip temperature measurement in integrated circuits	10/7/2004	9/19/2006	4/10/2023

IC	US Patent	9,222,843	System for on-chip temperature measurement in integrated circuits	9/23/2011	12/29/2015	4/10/2023
IC	US Application	11/524,526	System for on-chip temperature measurement in integrated circuits	9/19/2006	N/A	N/A
IC	US Application	10/824,702	System for on-chip temperature measurement in integrated circuits	4/14/2004	N/A	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, Systems, And Processes For The Design And Creation Of Rich Media Applications Via The Internet	02/09/2001	02/14/2006	10/16/2023
Rich Media	US Application Proceeds Interest	13/314977	Methods, Systems, And Processes For The Design And Creation Of Rich Media Applications Via The Internet	12/08/2011	04/12/2012	N/A

Agreements with United Wireless

Summary

On October 22, 2015, we entered into a series of agreements with United Wireless:

Pursuant to a securities purchase agreement between us and five of our subsidiaries (Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., and IC Kinetics Inc.), we issued to United Wireless our 10% promissory note in the principal amount of $1,250,000 due September 30, 2020, for which we received $1,250,000. The terms of the notes are described under “Promissory Notes.”

Pursuant to the securities purchase agreement, we sold to United Wireless 50,000,000 shares of common stock for $250,000, or $0.005 per share.

Pursuant to the securities purchase agreement, we granted United Wireless an option to purchase a total of 50,000,000 shares, with exercise prices of $0.01 per share as to 16,666,667 shares, which may be exercised from September 30, 2016 through September 30, 2020, $0.03 per share as to 16,666,667 shares, which may be exercised from September 30, 2017 through September 30, 2020, and $0.05 per share as to 16,666,666 shares, which may be exercised from September 30, 2018 through September 30, 2020.

We used $1,000,000 of the proceeds we received from United Wireless as the first payment of a $3,000,000 purchase price for the patents we acquired from Intellectual Ventures contemporaneously with our closing with United Wireless.

United Wireless agreed to make loans to us for payment of the second and third $1,000,000 payments due to Intellectual Ventures on November 22, 2016 and 2017, regardless of whether we are in compliance with our obligations under the securities purchase agreement or our other agreements with United Wireless. United Wireless has the right to make such payments directly to Intellectual Ventures, and United Wireless made the initial $1,000,000 payment directly to Intellectual Ventures.

United Wireless agreed to make working capital loans to us, subject to our meeting standard closing conditions, in the aggregate amount of $1,000,000 in eight quarterly loans of $125,000, commencing September 30, 2016.

All of the notes to be issued to United Wireless, whether in respect of the purchase of the patent rights from Intellectual Ventures or for working capital, will have the same terms and conditions, including default provisions and conversion rights. In the event that certain events of default, which are called Conversion Eligible Events of Default, shall have occurred and are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United Wireless shall have the obligation to make the payment, and immediately upon the United Wireless’ payment to Intellectual Ventures, we shall be deemed to have assigned, transferred and conveyed to United Wireless and/or its nominee full, absolute and unconditional title to and ownership of the stock of three subsidiaries that hold the patents acquired from Intellectual Ventures, and our obligations on the notes including the conversion rights, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Venture, terminate, and United Wireless will have no further obligation to make working capital loans to us. Our obligations, including United Wireless’ conversion rights, on the notes issued for working capital, will continue in full force and effect. As of the date of this annual report, of the $1,250,000 note that is outstanding, $1,000,000 relates to the purchase of the patents from Intellectual Ventures and $250,000 relates to working capital.

We entered into a monetization proceeds agreement pursuant to which United Wireless received the right to receive 15% of the net monetization proceeds received from (a) the patents acquired by us from Intellectual Ventures and (b) the patents in our mobile data and financial data intellectual property portfolios.

Our obligations under our agreements with United Wireless, including our obligations under all notes issued to United Wireless and the monetization proceeds agreement, are secured by a pledge of the stock of the three subsidiaries that hold the patents acquired from Intellectual Ventures and by the proceeds from the intellectual property represented by (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios.

Five of our subsidiaries, Quest Licensing, Wynn, Mariner, Semcon, and IC, guaranteed our obligations to United Wireless.

We granted United Wireless certain registration rights with respect to (i) the 50,000,000 shares of common stock purchased by United Wireless at the closing, (ii) the 50,000,000 shares of common stock issuable upon exercise of the purchase options, and (iii) in the event that the notes become convertible, to the extent that the note holders request, the shares of common stock issuable upon conversion of the notes.

We agreed that, within 135 days from the closing date (i.e., by March 2, 2016), we would increase our authorized common stock from 390,000,000 shares to 1,250,000,000 shares, and, in the event that, in the future, the number of authorized shares of common stock is not sufficient to enable the full conversion of the notes, we will have 135 days to increase the common stock (or effect a reverse split or a combination of an increase in the authorized common stock and a reverse split) so that there will be sufficient shares of common stock available for full conversion of the notes. United Wireless agreed to vote its shares or give its consent in connection with any such increase in authorized common stock. On January 22, 2016, we filed an amended and restated certificate of incorporation which increased our authorized common stock to 1,250,000,000 shares.

We agreed with United Wireless that, as long as United Wireless’ stockholdings exceed 10%, United Wireless has the right to designate one member of the board of directors and at such time and for as long as United Wireless’ stockholdings exceed 24.9%, United Wireless may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United Wireless agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. We agreed that the size of the board would not exceed five.

Commencing six months from the closing date, if the shares owned by United Wireless cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without our being in compliance with the current public information requirements of Rule 144, if we are not in compliance with the current public information requirements, we are required to pay damages to United Wireless.

The securities purchase agreement, the note issued at the closing, the monetization proceeds agreement, the patent proceeds security agreement, the pledge and security agreement and the registration rights agreement are exhibits to this annual report. The description of these agreements are summaries only and are qualified in their entireties by the agreements filed as exhibits.

Promissory Notes

The promissory notes bear interest at 10% per annum and mature on September 30, 2020. Interest accrues through September 30, 2018, with accrued interest being added to principal on each of September 30, 2016, 2017 and 2018. Subsequent to September 30, 2018, we are to pay interest quarterly, with the first interest payment being due on December 31, 2018. We have the right to prepay the notes in whole at any time and in part from time to time. Although the notes have no conversion rights, if a Conversion Eligible Event of Default occurs, the notes become convertible at a conversion price equal to 90% of the closing sale price of our common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion. As required by the securities purchase agreement, we have increased our authorized common stock to 1,250,000,000 shares. However, we cannot assure you that such number of shares would be sufficient to permit conversion of the notes in full if a Conversion Eligible Event of Default should occur. We are required to have reserved from our authorized and unissued common stock, 130% of the number of shares of common stock as shall be necessary for issuance upon conversion of the notes.

Conversion Eligible Events of Default include the breach of selected representations and warranties and covenants contained in the securities purchase agreement and the note, including our failure to pay principal of any note or interest and other charges in excess of $100,000. Although the observance of these covenants is generally within our control, one of the provisions which would trigger a Conversion Eligible Event of Default is our failure to have sufficient shares reserved for issuance upon conversion of the notes.

The occurrence of a Conversion Eligible Event of Default would not only make the notes convertible but, if it exists on the date a $1,000,000 payment is due to Intellectual Ventures, it would permit United Wireless to take title to the stock of the three subsidiaries which own the patents acquired from Intellectual Ventures, in which event our obligations under those notes that, at the date of such failure, were issued in connection with the purchase of the patents from Intellectual Ventures, would terminate.

The holders of the notes also have the right to demand redemption of the notes at 110% of the principal amount of the note in the event of a change of control.

Monetization Proceeds Agreement

Pursuant to the monetization proceeds agreement, United Wireless has a right to receive 15% of the net monetization proceeds from (i) the patents acquired by us from Intellectual Ventures and (ii) the patents in our mobile data and financial data intellectual property portfolios. The agreement has no termination provisions, so United Wireless will be entitled to its percentage interest as long as revenue can be generated from the intellectual property covered by the agreement.

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

Grant of Security Interest

Payment of the notes and our obligations under the monetization proceeds agreement as well as the other obligations under the agreements with United Wireless is secured by a security interest in all proceeds (from litigation or otherwise) from the (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios, and a pledge of the stock of the three subsidiaries which hold the patents acquired from Intellectual Ventures. The security interest in the proceeds from the patents acquired from Intellectual Ventures is junior to the security interest held by Intellectual Ventures in the patents and proceeds thereof which were acquired by us from Intellectual Ventures as security for the payment of the $2,000,000 balance of the purchase price of the patents. The security interest in proceeds from the patents relating to the Company’s mobile data portfolio is junior to the security interest held by Longford Capital Fund I, LP, which is providing litigation funding relating to this portfolio.

Registration Rights Agreement

Pursuant to a registration rights agreement, we agreed to file a registration statement with the SEC covering the 50,000,000 shares of common stock issued to United at the closing and the 50,000,000 shares of common stock issuable upon exercise of the purchase option. We are required to file the registration statement within 60 days of the October 22, 2015 closing, which is December 21, 2015, and have the registration statement declared effective by the SEC within 120 days of the closing if the registration statement is not subject to a full review by the SEC and 180 days if the registration statement is subject to a full review. We filed the registration statement on December 14, 2015 and it was declared effective by the SEC on February 11, 2016. We are also required to file a registration statement covering the shares issuable upon conversion of the notes upon request by the note holders. The notes do not become convertible until and unless there is a Conversion Eligible Event of Default. The registration rights agreements provides for us to pay damages in the event that we do not meet the required deadlines.

Research and Development

Research and development expense are incurred by us in connection with the evaluation of patents. We did not incur research and development expenses during 2014 or 2015.

Employees

As of February 29, 2016, we have no employees other than our two officers, only one of whom, Mr. Jon Scahill, our chief executive officer and president, is full time. Our employees are not represented by a labor union, and we consider our employee relations to be good.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below together with all of the other information included in this annual report before making an investment decision with regard to our securities. The statements contained in this annual report include forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. The risks set forth below are not the only risks facing us. Additional risks and uncertainties may exist that could also adversely affect our business, prospects or operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or a significant part of your investment.

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through 2015, we generated a cumulative loss of more than $14,400,000 on cumulative revenues of less than $3,500,000 and our losses are continuing. Our total assets were approximately $2,700,000 at December 31, 2015, of which approximately $2,300,000 represented the book value of patents we acquired in October 2015. At December 31, 2015, we had a working capital deficiency of approximately $1,100,000, and our continuing losses are generating an increase in our negative working capital. We cannot give assurance that we can or will ever operate profitably.

Our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2015. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2015.

We require significant funding in order to develop our business. Our business requires substantial funding to evaluate and acquire intellectual property rights and to develop and implement programs to monetize our intellectual property rights, including the prosecution of any litigation necessary to enable us to monetize our intellectual property rights. Our failure to develop and implement these programs could both jeopardize our relationships under our existing agreements and could inhibit our ability to generate new business, either through the acquisition of intellectual property rights or through exclusive management agreements. We cannot be profitable unless we are able to obtain the funding necessary to develop our business. We cannot assure you that we will be able to obtain necessary funding or to develop our business.

Unless we generate significant revenue from our intellectual properties, we may be unable to pay the notes we incurred in connection with our recent intellectual property purchase. In October 2015, we borrowed $1,250,000 from United Wireless in order to provide us with the funds to make the initial $1,000,000 payment on account of the $3,000,000 purchase price of the intellectual property we acquired from Intellectual Ventures. United Wireless agreed to advance us an additional $2,000,000 to make the remaining payments due to Intellectual Ventures as well as an additional $1,000,000 for working capital. The notes are due September 30, 2020. Unless we generate revenue either from our existing intellectual property portfolio, including the patent rights we acquired from Intellectual Ventures, or from any new intellectual property portfolios which we may acquire in the future, we do not expect to have the funds necessary to pay principal and interest on the notes. If we are not able to make payment when due, we may not be able to continue in business and it may be necessary for us to seek protection under the Bankruptcy Act. We cannot assure you that we will be able to generate the revenue necessary to pay United Wireless.

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

Any funding we obtain may result in significant dilution to our stockholders. Because of our financial position, our continuing losses and our negative working capital from operations, we do not expect that we will be able to obtain any debt financing for our operations. Our stock price has generally been trading at a price which is less than $0.01 per share for more than the past two years. As a result, it will be very difficult for us to raise funds in the equity markets. However, in the event that we are able to raise funds in the equity market, the sale of shares would result in significant dilution to the present stockholders, and even a modest equity investment could result in the issuance of a very significant number of shares.

If we breach certain obligations under our agreement with United Wireless, including our failure to pay the notes when due or have sufficient authorized common stock for potential conversion of our notes due to United Wireless, we may lose the ownership of the subsidiaries that own intellectual property. Under our agreement with United Wireless, United Wireless is required to make the second and third $1,000,000 payments to Intellectual Ventures, even if we are not in compliance with our obligations under our agreements with United Wireless. In the event that certain events of default, which are called Conversion Eligible Events of Default, have occurred and are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United Wireless shall make the payment, and immediately upon the United Wireless’ payment to Intellectual Ventures, we shall be deemed to have assigned, transferred and conveyed to United Wireless and/or its nominee title to and ownership of the stock of the subsidiaries that hold title to the patents acquired from Intellectual Ventures and our obligations on the notes, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Venture, terminate. In addition, any outstanding notes become convertible into common stock at a conversion price equal to 90% of the closing sale price of our common stock on the trading day immediately preceding the date the United Wireless gives notice of conversion. Conversion Eligible Events of Default include our failure to pay principal on any note, our failure to pay interest and other charges in excess of $100,000 and our failure to reserve for issuance upon conversion of the notes the number of shares of common stock that equals at least 130% of the aggregate maximum number of shares of common stock issuable upon conversion of the then outstanding notes (assuming a conversion price equal to 90% of the closing price of the common stock on the effective date of the increase in authorized common stock to 1,250,000,000) which failure is not cured within 135 days. The closing price of our common stock on the date we increased our authorized common stock was $0.004 per share. We cannot assure you that we will be able to prevent a Conversion Eligible Event of Default.

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

Because we need to rely on third-party funding sources to provide us with funds to enforce our intellectual property rights we are dependent upon the perception of potential funding sources of the value of our intellectual property. Because we do not have funds to pursue litigation to enforce our intellectual property rights, we are dependent upon the valuation which potential funding sources give to our intellectual property. In determining whether to provide funding for intellectual property litigation, the funding sources need to make an evaluation of the strength of our patents, the likelihood of success, the nature of the potential defendants and a determination as to whether there is a sufficient potential recovery to justify a significant investment in intellectual property litigation. Typically, such funding sources receive a percentage of the net recovery after litigation expenses, and seek to generate a sufficient return on investment to justify the investment. Unless that funding source believes that it will generate a sufficient return on investment, it will not fund litigation. We cannot assure you that we will be able to negotiate funding agreements with third party funding sources on terms reasonably acceptable to us, if at all. Because of our financial condition, we may only be able to obtain funding on terms which are less favorable to us than we would otherwise be able to obtain.

Even if we enter into funding agreements, there is no assurance that we will generate revenue from the funded litigation. Although the funding source makes its evaluation as to the likelihood of success, patent litigation is very uncertain, and we cannot assure you that, just because we obtain litigation funding, we will be successful or that any recovery we may obtain will be significant.

Because of the terms of a funding agreement and our agreement with United Wireless, we allocate to third parties a significant portion of any recovery we may obtain. Typically, an agreement with a litigation funding source provides that the funding party received a negotiated percentage of the recovery after legal expenses. In addition, we have a monetization proceeds agreement with United Wireless pursuant to which United Wireless has the right to receive 15% of the net monetization proceeds received from the patents we acquired from Intellectual Ventures and our mobile data and financial data intellectual property portfolios. As a result, the amount we recover from any successful litigation, after the costs of the litigation, represents only a fraction of the net recovery.

Because we granted United Wireless a security interest in almost all of our intellectual property and the proceeds from our intellectual property, we may not be able to raise funds through a debt financing. Pursuant to our agreements with United Wireless, we granted United Wireless a security interest in the stock of our subsidiaries that hold the intellectual property acquired from Intellectual Ventures and in the proceeds from the monetization of the intellectual property acquired from Intellectual Ventures and our mobile data and financial data portfolios. The inability to grant a security interest in these assets to a new lender would materially impair our ability to obtain debt financing for our operations, and may also impair our ability to obtain financing to acquire additional intellectual property rights.

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

Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition. Our ability to grow depends, in large part, on our ability to acquire interests in intellectual property, including patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, we intend to engage in acquisitions to expand our intellectual property portfolios and we intend to continue to explore such acquisitions. Such acquisitions are subject to numerous risks, including the following:

●	our failure to have sufficient funding to enable us to make the acquisition;

●	our failure to have sufficient personal to satisfy the seller that we have the personnel to monetize the assets we propose to acquire;

●	dilution to our stockholders to the extent that we use equity in connection with any acquisition;

●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

●	difficulty integrating the operations, technology and personnel of the acquired entity;

●	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

●	difficulty in maintaining controls, procedures and policies during the transition and monetization process;

●	diversion of our management’s attention from other business concerns, especially considering that we have only one full-time employee/officer; and

●	our failure, in our due diligence process, to identify significant issues, including issues with respect to patented technologies and intellectual property portfolios, and other legal and financial contingencies.

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

A 2014 Supreme Court decision could significantly impair business method and software patents. In June 2014, the United States Supreme Court, in Alice v. CLS Bank , struck down patents covering a computer-implemented scheme for mitigating “settlement risk” by using a third party intermediary, holding the patent claims to be ineligible as being drawn to a patent-ineligible abstract idea. The courts have been dealing for many years over what business methods are patentable. We cannot predict the extent to which the decision in Alice as well as prior Supreme Court decisions dealing with patents, will be interpreted by courts. To the extent that the Supreme Court decision in Alice gives businesses reason to believe that business model and software patents are not enforceable, it may become more difficult for us to monetize patents which are held to be within the ambit of the patents before the Supreme Court in Alice and for us to obtain counsel willing to represent us on a contingency basis. As a result, the decision in Alice could materially impair our ability to obtain patent rights and monetize those which we do obtain.

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

U.S. Federal courts are becoming more crowded, and, as a result, patent enforcement litigation is taking longer. Patent enforcement actions are almost exclusively prosecuted in federal district courts. Federal trial courts that hear patent enforcement actions also hear criminal and other civil cases. Criminal cases always take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete an enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings, and, as a result, we believe that the risk of delays in patent enforcement actions will have a significant effect on our business in the future unless this trend changes.

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

Risks Concerning our Common Stock

Our notes to United Wireless will become convertible at a conversion price equal to 90% of the market price of the stock on the date the holder of the notes gives notice of conversion in the event of certain defaults under the notes. The notes that we issued and may issue in the future to United Wireless are not presently convertible, and they become convertible upon certain events of default. If the notes become convertible, the holders of the notes can convert the notes in part from time to time at 90% of the market price at the time of conversion. The ability, or the potential ability, of the holder to convert the notes into common stock at a price which is less than the market price on the date of conversion could result in significant downward pressure on the price of our common stock. If the notes become convertible, the possible additional dilution resulting from the issuance of shares of common stock on conversion of the notes, together with the below market conversion price, could result in continued downward pressure on our stock price until the notes are paid in full. Further, even though we increased our authorized common stock to 1,250,000,000 shares in January 2016, the possibility that the notes may become convertible in the future could also have a negative impact on the market price of our common stock.

If the notes issued to United Wireless become convertible, we may not have sufficient authorized common stock to enable us to fulfill our obligation to issue common stock on conversion of the notes. Because there is no fixed conversion price, it is possible that, even though we increased our authorized common stock to 1,250,000,000 shares in January 2016, we cannot assure you that we will continue to have sufficient shares of authorized common stock to permit conversion. Although we have an obligation to increase our authorized common stock further in the event that 1,250,000,000 authorized shares are not sufficient, we cannot assure you that we will be able to obtain stockholder approval of such an increase. The failure to be able to deliver common stock on conversion would be a further default under the notes and could result in our obligation to pay damages to the note holders.

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the OTC Pink marketplace under the symbol “QPRC.” The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.” There is a limited trading market for our common stock and there are frequently days on which there is no trading in our common stock. Our common stock has traded for less than $0.01 for almost all trading days since prior to January 1, 2014. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

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

Our stock price may be volatile and your investment in our common stock could suffer a decline in value. As of the date of this annual report, there has only been limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock in the future. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

●	the market’s perception as to our ability to generate positive cash flow or earnings from our intellectual property portfolios;

●	changes in our or securities analysts’ estimate of our financial performance;

●	our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	the market’s perception of the effects of legislation or court decisions on our business;

●	the effects or perceived effects of the potential convertibility of convertible notes issued by us;

●	the results or anticipated results of litigation by or against us;

●	the anticipated or actual results of our operations;

●	events or conditions relating to the enforcement of intellectual property rights generally;

●	changes in market valuations of other intellectual property marketing companies;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	the market’s perception or our ability to continue to make our filings with the SEC in a timely manner;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other matters not within our control.

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

Raising funds by issuing equity or convertible debt securities could dilute the value of the common stock and impose restrictions on our working capital. If we were to raise additional capital by issuing equity securities, either alone or in connection with a non-equity financing, the value of the then outstanding common stock could decline. If the additional equity securities were issued at a per share price less than the per share value of the outstanding shares, which is customary in the private placement of equity securities, the holders of the outstanding shares would suffer a dilution in value with the issuance of such additional shares. Because of the low price of our stock and our working capital deficiency, the dilution to our stockholders could be significant. We may have difficulty in raising funds through the sale of debt securities because of both our financial position, the lack of any collateral on which a lender may place a value, and the absence of any history of significant monetizing of our intellectual property rights. If we are able to raise funds from the sale of debt securities, the lenders may impose restrictions on our operations and may impair our working capital as we service any such debt obligations.

Our failure to have filed reports with the SEC may impair the market for and the value of our common stock and may result in liability to us. We did not file reports with the SEC from 2003 until December 2014. We filed our Form 10-K for the year ended December 31, 2012 on December 15, 2014; our Form 10-K for the year ended December 31, 2013 on April 10, 2015; and our Form 10-K for the year ended December 31, 2014 on August 18, 2015. Our failure to have made such filings may affect both the market for our common stock and the value of our common stock as well as the willingness of investors to purchase our stock. Further, because we did not have current information concerning our business and operations available, we have potential liability resulting from our failure to have been current in our SEC filings, and the SEC has broad power to take action against us for our failure to have been in compliance with the reporting requirement of the Securities Exchange Act of 1934. Although the SEC permits an issuer to file an omnibus 10-K covering the periods for which filings were not made, the SEC is not foreclosed from seeking enforcement action for our filing delinquencies. Any such action could have a material adverse effect upon us and the market for and price of our common stock.

Because we have a classified board of directors, it may be more difficult for a third party to obtain control of us. As a result of the approval by our stockholders of our amended and restated certificate of incorporation, our board of directors is a classified board, which means that at each annual meeting, the stockholder will vote for only one-third of the board. A classified board of directors may make it more difficult for a third party of gain control of us which may affect the opportunity of our stockholders to receive any potential benefit which could be available from a third party seeking to obtain control over us.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC Pink market under the symbol QPRC. The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during 2014 and 2015, based on information on the OTC Markets website. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2014		2015
	High	Low	High	Low
First quarter	$0.0047	$0.0010	$0.0047	$0.0020
Second quarter	0.0205	0.0023	0.0045	0.0022
Third quarter	0.0064	0.0028	0.0046	0.0024
Fourth quarter	0.0075	0.0010	0.0068	0.0023

During the period from January 4, 2016 through March 31, 2016, the high and low closing prices per share for our common stock as reported on the OTC Markets website were $0.022 and $0.004. The last reported sale price of our common stock on March 31, 2016 was $0.0093 per share.

Stockholders of Record

As of February 29, 2016, we had 457 record holders of our common stock.

Transfer Agent

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

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2015.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
As of December 31, 2015
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	65,000,000	$0.004	-
Total	65,000,000	$0.004	-

A summary of the status of the Company's equity grants and changes is set forth below:

All of the equity compensation plans are agreements with present and former officers and directors and other persons with which we conduct business.

No warrants or options were exercised in 2015.

Recent sales of unregistered securities.

We did not sell any unregistered securities during 2015 or 2014 which we did not previously report in our SEC filings.

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

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage eight intellectual property portfolios, including three patent portfolios which we acquired in October 2015 from Intellectual Ventures, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. To date, we have not generated any significant revenues from our intellectual property rights.

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

Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us for a continuing stream of revenue, to date we have not been successful in doing so, and we cannot give you any assurance that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenues can, and are likely to, vary significantly from quarter to quarter and year to year. Our gross profit from license fees reflects any royalties which we pay in connection with our license.

Fees generated in connection with the management of litigation are paid to us by the third-party funding source in support of the litigation seeking to enforce our intellectual property rights. Our agreement with the funding source provides that the funding source pays the litigation costs and provides that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. As a result, in connection with litigation funded by the third party, we would, if the litigation is successful, receive fees both for managing the litigation and from a license of the intellectual property, which will be net of that portion of the recovery payable to the funding source. However, in negotiating with funding sources for future monetization programs, we may not receive any fees for managing litigation. In such cases, the funding source would only make payments to the law firm representing us, and the terms of our engagement of counsel would have to be satisfactory to the funding source.

To a lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

On October 22, 2015, we acquired three patent portfolios from Intellectual Ventures, which we assigned to three newly-formed subsidiaries. We made the initial payment due to Intellectual Ventures with the proceeds of the sale of securities to United Wireless. Pursuant to our agreements with United Wireless:

●	We sold to United Wireless 50,000,000 shares of common stock for $250,000.

●	We borrowed $1,250,000 from United Wireless, for which we issued our 10% promissory notes due September 30, 2020. Of this amount, $1,000,000 was paid directly to Intellectual Ventures as the initial installment of the purchase price of the patents we purchased from Intellectual Ventures, and $250,000 was paid to us for working capital, including costs of the financing.

●	We granted United Wireless an option to purchase a total of 50,000,000 shares of common stock.

●	We entered into a monetization proceeds agreement pursuant to which we gave United Wireless a 15% interest in the net monetization proceeds, as defined in the agreement, generated from both the patents acquired from Intellectual Ventures and our financial data and mobile data portfolios, which continues as long as we receive revenue, whether from litigation or otherwise, from these patents.

●	We granted United Wireless a security interest in the proceeds of the patents acquired from Intellectual Ventures and our financial data and mobile data portfolios and a pledge of the stock of the three subsidiaries that own the patents we acquired from Intellectual Ventures.

●	In the event that certain events of default, which are called Conversion Eligible Events of Default, have occurred and are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United Wireless shall have the obligation to make the payment to Intellectual Ventures, and immediately upon United Wireless’ payment to Intellectual Ventures, we shall be deemed to have assigned to United Wireless or its designee ownership of the stock of the three subsidiaries that hold the patents we acquired from Intellectual Ventures, and our obligations on the notes, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Ventures, terminate. Also, if a Conversion Eligible Event of Default occurs, the outstanding notes become convertible at a conversion price equal to 90% of the closing sale price of our common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion.

In addition to our obligation to increase our authorized common stock to 1,250,000,000, which we satisfied by amending our certificate of incorporation in January 2016, we agreed, in the event that, in the future, the number of authorized shares of common stock is not sufficient to enable the full conversion of the notes, the Company will have 135 days to increase the authorized common stock (either by an increase in authorized common stock, reverse split of a combination of an increase in authorized common stock and a reverse split) so that we continue to have sufficient shares of common stock for full conversion of the notes. The failure to do so is a Conversion Eligible Event of Default.

We granted United Wireless certain registration rights with respect to the shares issued at the closing, the shares issuable upon exercise of the purchase option and, if requested by the note holders, the common stock issuable upon conversion of the note if the notes become convertible. The shares issued at the closing and the shares issuable upon exercise of the purchase option were registered pursuant to a registration statement which was declared effective by the SEC on February 11, 2016.

As long as United Wireless’ stockholdings exceed 10%, United Wireless has the right to designate one member of the board of directors and at such time and for as long as United Wireless’ stockholdings exceed 24.9%, United Wireless may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United Wireless agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. We agreed that the size of the board would not exceed five.

Although United Wireless provided the funding for the acquisition of the patents from Intellectual Ventures, United Wireless did not provide any funds to enable us to monetize these patents, either through litigation or otherwise. In order for us to generate any value from these patents, it will be necessary for us to engage counsel on a fully-contingent fee basis or obtain funding from a third party financing source that would provide us the necessary funds to monetize the patents, primarily through litigation, or a combination. Since patent litigation is uncertain, very expensive and typically takes many years before a settlement is reached (assuming a settlement can be negotiated) or a final judgment is obtained, the prospective counsel or financing source will have to evaluate the patent portfolios and the potential recovery to determine whether to agree to represent us or provide the funding, as the case may be. Unless we are able to successfully negotiate a retention agreement with counsel and/or a funding agreement with a financing source, it is not likely that we will generate any revenue from the patents we acquired from Intellectual Ventures. Further, we cannot assure you as to the success of any litigation relating to the patents.

Because of the possibility that, notwithstanding our increase of our common stock to 1,250,000,000 shares, our potential failure in the future to increase our authorized common stock as required by our agreements with United Wireless would result in the transfer to United of the stock of the subsidiaries that hold the patents acquired from Intellectual Ventures, it is possible that prospective counsel or a potential funding source may not even begin to evaluate the Intellectual Ventures patents until it is satisfied that we have increased or will be able to increase our authorized common stock as required.

Because of the terms of our agreements with United Wireless, including the possibility that the notes may become convertible at a discount from market, it is very difficult for us to raise any funds in the equity or debt market. Our only potential source funds would be from funding sources who would finance litigation for one or more of our patent portfolios. Such funding sources would typically pay our litigation counsel and would only receive any funds if we are successful in the litigation, in which event the funding source would receive its compensation for providing the funding based on the a percentage of the recovery, as defined in the particular agreement.

At present, we are pursuing litigation with respect to our mobile data portfolio. We cannot estimate when or whether we will receive any revenue from this litigation.

If we are unable to monetize our patents, we cannot assure you that we will be able to pay the notes to United Wireless, which could result in our inability to continue in business and could result in our bankruptcy.

Results of Operations

Years Ended December 31, 2015 and 2014

The following table shows the components of revenue and gross profit from our three categories of revenue for the years ended December 31, 2015 and 2014:

	Year ended December 31,
	2015		2014
Revenues:
Licensed sales	$33,029	6.6%	$22,732	2.4%
Patent licensing fees	215,000	43.2%	505,000	53.7%
Management fees	250,366	50.2%	412,915	43.9%
Total	498,395	100.0%	940,647	100.0%

Cost of revenues:
Licensed sales	13,315	6.3%	10,073	2.7%
Patent service fees	112,144	53.4%	278,003	75.3%
Management fees	84,708	40.3%	80,967	21.9%
Total	210,167	100.0%	369,043	100.0%

Revenues for the year ended December 31, 2015 were approximately $498,395, as compared with $940,647 in 2014, a decrease of $442,252, or approximately 47%. The decrease in 2015 reflects a decrease in patent licensing fees of $290,000 and a decrease of approximately $163,000 in management fees reflecting a decrease in payments we received from the third party funding source in connection with the Mobile Data Portfolio litigation, which commenced in 2014, which was offset by an increase of approximately $10,000 in licensed sales. The patent license fees of $505,000 in 2014 resulted from the settlements of Von Kohorn Portfolio litigation, as compared with $215,000 in 2015. The management fees are based on the terms of the funding agreement and any license fees that we recognize as a result of the litigation are totally dependent upon the timing and success of the litigation and we cannot assure you that either our management fees will continue or that we will derive any further revenue from license fees from the Mobile Data Portfolio litigation.

Revenues were approximately $498,000 for 2015 and approximately $940,000 for 2014. Cost of revenues was approximate $210,000 for 2015 as compared with approximately $369,000 for 2014. Our cost of revenue includes expenses which we incurred in connection with the Mobile Data Portfolio litigation and royalties we pay in connection with license fees. Cost of revenues for 2015 includes approximately $112,000 of royalties payable in connection with the Von Kohorn licenses, approximately $85,000 for support services in connection with management of the Mobile Data Portfolio litigation, and approximately $13,000 relating to TurtlePakTM. Cost of revenues for 2014 includes approximately $278,000 of royalties payable in connection with the Von Kohorn licenses, approximately $81,000 for support services in connection with management of the Mobile Data Portfolio litigation, and approximately $10,000 relating to TurtlePakTM.

Selling, general, and administrative expenses for the 2015 decreased by approximately $151,000, or 21%, from approximately $713,000 in 2014 to approximately $562,000 in 2015. Our principal selling, general and administrative expense for 2015 and 2014 was executive compensation, which was approximately $315,000 for 2015 and approximately $589,500 for $2014. Executive compensation included $63,000 of stock-based compensation in 2015. We did not incur stock-based compensation in 2014. Compensation for 2014 includes compensation to Mr. Jon C. Scahill, our chief executive officer, of $252,000, and compensation for two former officers and directors through the date of their separation in October 2014, in the aggregate amount of $337,500. Mr. Scahill waived compensation accrued prior to January 1, 2014. All compensation for the two former officers and directors through the date of their separation in October 2014 was accrued and not paid. Pursuant to separation agreements with the two former officers and directors, they waived all accrued compensation and other obligations which we had to them. As a result, accrued compensation obligations of $337,500 for 2014 and $650,000 for 2013 were cancelled during 2014. Because Mr. Scahill and the two former officers and directors are related parties, the cancelled obligations are treated as additional paid-in capital. Selling, general and administrative expenses in 2015 reflect a $32,000 gain resulting from the settlement of an account payable for less than the amount previously accrued. We did not realize a gain on extinguishment in 2014.

Other expense consists primarily of interest expense of approximately $52,000 in 2015 as compared with approximately $20,000 in 2014.

As a result of the foregoing and after giving effect to the allocation of the net loss attributable to non-controlling interest in a subsidiary, we had a net loss of approximately $328,000, or $0.001 per share (basic and diluted) for 2015 compared to net loss of approximately $162,000, or $0.001 per share (basic and diluted), for 2014.

Liquidity and Capital Resources

At December 31, 2015, we had current assets of approximately $379,000, current liabilities of approximately $1,500,000. Our current liabilities include $1,000,000 payable to Intellectual Ventures and loans payable of $163,000 and accrued interest of $232,614 due to former directors and minority stockholders. Our agreement with United Wireless requires United Wireless to lend us the funds to make the payments to Intellectual Ventures. As of December 31, 2015, we have an accumulated deficit of approximately $14,425,000 and a negative working capital of approximately $1,100,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

Historically, our only source of financing was loans from officers and directors. In October 2015, we entered into an agreement with United Wireless, pursuant to which we borrowed $1,250,000 from United Wireless and United Wireless agreed to provide us with additional loans in the amount of $3,000,000, as described under “Item 1. Business – Agreements with United Wireless.”

We have an agreement with a funding source which is providing litigation financing in connection with our pending litigation relating to our mobile data portfolio. We are seeking funding with respect to one or more of the patent portfolios which we purchased from Intellectual Ventures; however, we cannot assure you that we will be able to negotiate such an agreement or that, if we are able to negotiate a funding agreement, we will generate any revenue from any litigation. Any agreement with a funding source would provide that the funding source will participate in any recovery which is generated. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets.

As noted below, there is a substantial doubt about our ability to continue as a going concern.

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

Principles of Consolidation

The condensed consolidated financial statements are prepared in accordance with US GAAP and present the financial statements of us and our wholly-owned subsidiary. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

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

Accounts Receivable

Accounts receivable, which generally relate to licensed sales of the TurtlePakTM packaging system and management fees, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 as of December 31, 2015 and December 31, 2014, respectively.

Intangible Assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives whichever is shorter and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

Patents include the cost of patents or patent rights (collectively “patents”) acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment was recorded for the year ended December 31, 2015.

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

Stock-based Compensation

We account for share-based awards issued to employees in accordance with Accounting Standards Codification (ASC) 718, “Compensation-Stock Compensation”. Accordingly, employee share-based payment compensation is measured at the grant date, based on the fair value of the award, and is recognized as an expense over the requisite service period , which is normally the vesting period. Share-based compensation to directors is treated in the same manner as share-based compensation to employees, regardless of whether the directors are also employees. We account for share-based compensation to persons other than employees in accordance with FASB ASC 505-50. Equity instruments issued to other than employees are valued at the earlier of a commitment date or upon completion of the services, based on the fair value of the equity instruments and is recognized as expense over the service period. We estimate the fair value of share-based payments using the Black Scholes option-pricing model for common stock options and warrants and the closing price of our common stock for common share issuances.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact our financial condition.

Going Concern

We have an accumulated deficit of $14,425,448 and negative working capital of approximately $1,100,000 as of December 31, 2015. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain, and our use of the funds from funding sources relating to the monetization of our intellectual property may not be available for working capital purposes. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2015, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2015.

Management has determined that our internal controls contains material weaknesses due to insufficient segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only full time employee, serving as both chief executive officer and chief financial officer, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Due to our size and nature, segregation of all conflicting duties is not possible. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals if and when we have sufficient income to enable us to hire such individuals, and we cannot give any assurance that we will be able to hire such personnel. Since we became engaged in the intellectual property management business in 2008 we have not had the financial resources to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

We believe that the foregoing steps will, if implemented, remediate the material weaknesses identified above, and we will continue to monitor the effectiveness of these steps and make any changes that our management deems appropriate. However, until we can generate significantly greater revenues and employ additional accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2015, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jon C. Scahill	39	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	48	Chief technology officer and director
Dr. William Ryall Carroll	40	Director

Prior to January 2016, our directors were elected to serve for a term of one year until our next annual meeting of the stockholders or unless he resigns earlier. On January 22, 2016, following approval by the stockholders, we amended and restated our certificate of incorporation. Our amended and restated certificate of incorporation provides for a classified board of directors. Our classified board of directors has three classes of directors – Class I directors, Class II directors and Class III directors. The Class I director will initially have a term of one year, until the 2017 annual meeting, the Class II director will initially have a term of two years, until the 2018 annual meeting, and the Class III director will initially have a term of three years, until the 2019 annual meeting, in each case until his successor is elected and qualified. Thereafter, each director will have a term of three years, and at each annual meeting, our stockholders will only vote for the election of those directors whose term expires at that annual meeting. Jon C. Scahill is a Class I director, Timothy J. Scahill is a Class II director and Dr. William Ryall Carroll is a Class III director. The board of directors elects officers, who serve at the discretion of the board of directors.

Jon C. Scahill has been president and chief executive officer since January 2014 and a director since 2007. He was appointed secretary in April 2014. He also served as president and chief operating officer from May 2007 to December 2013. From December 2006 to May 2007, Mr. Scahill was founder and managing director of the Urban-Rigney Group, LLC, a private consultancy specializing in new business/new venture development, operations optimization, and strategic analysis. Prior to launching his consultancy business, Mr. Scahill held numerous positions in sales and marketing, technical management, and product development in the consumer products/flexible packaging arena. Mr. Scahill holds a B.S. in chemical engineering from the University of Rochester, an MBA in finance, strategy and operations from Rochester's Simon Graduate School of Business and a JD from Pace Law School. Mr. Scahill is admitted to practice in New York and Florida, and he is a registered patent attorney admitted to practice before the United States Patent and Trademark Office.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires executive officers and directors of issuers whose securities are registered pursuant to the Securities Exchange Act and persons who own more than 10% of a registered class of our equity securities to file with the SEC initial statements of beneficial ownership, reports of changes in ownership and annual reports concerning their ownership of the our common stock and other equity securities, on Form 3, 4 and 5 respectively. Because our common stock is not registered pursuant to the Securities Exchange Act, our officers, directors and 10% stockholders are not required to make such filings.

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2015 and 2014, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Jon Scahill, CEO and	2015	252,000	-	63,000	-	-	-	-	315,000
President	2014	252,000	-	-	-	-	-	-	252,000

Employment Agreements

Pursuant to the restated employment agreement, dated November 30, 2014, we agreed to employ Jon C. Scahill as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. In March 2016, the board of directors increased Mr. Scahill’s annual salary to $300,000, effective January 1, 2016. Mr. Scahill is entitled to a bonus if we meet or exceed performance criteria established by the compensation committee. Mr. Scahill is also eligible to participate in any executive incentive plans which we may adopt. Pursuant to the agreement, we issued to Mr. Scahill warrants to purchase 60,000,000 shares, representing the warrants that had been previously covered in his prior employment agreement but which had never been issued, and we issued to Mr. Scahill a restricted stock grant for 30,000,000 shares which vested on January 15, 2015. In the event that we terminate Mr. Scahill’s employment other than for cause or as a result of his death or disability, we will pay him severance equal to his salary for the balance of the term and, if he received a bonus for the previous year, an amount equal to that bonus, as well as continuation of his insurance benefits. Mr. Scahill also waived accrued compensation of $1,167,705, representing his accrued salary for periods prior to January 1, 2014. The restated employment agreement also includes mutual general releases between Mr. Scahill and us. In March 2016, the board of directors permitted Mr. Scahill to devote a portion of his time on a part-time basis as a contract partner or counsel for a New York City law firm as long as such activities did not interfere with his duties as our president and chief executive officer.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2015.

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2015.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Jon Scahill	15,000,000 30,000,000 15,000,000	(1) (2) (3)			0.004	3/1/2018

(1)	On March 1, 2008, we issued to Mr. Scahill ten-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.

(2)	On March 1, 2011, we issued to Mr. Scahill seven-year warrants to purchase 30,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.

(3)	On March 1, 2013, we issued to Mr. Scahill five-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance.

The warrants described above with respect to Mr. Scahill had not been issued at the time of his restated employment agreement. Pursuant to that agreement, we issued Mr. Scahill a warrant to purchase 60,000,000 shares on October 30, 2014.

Directors’ Compensation

No director not named in the Summary Compensation Table received any compensation during 2015 or 2014.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of March 15, 2016, by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of March 15, 2016.

Name and Address(1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jon C. Scahill (2)	91,000,000	24.4%

United Wireless Holdings, Inc. 301 Congress Avenue, Suite 1274 Austin, TX 78701	50,000,000	16.0%

Tomas Arce 3463 State Street Suite 327 Santa Barbara, CA 93105	25,700,000	8.2%

Herbert Reichlin (3) 19 Fortune Lane Jericho, New York 11573	16,316,000	5.1%

Dr. William Ryall Carroll	484,633	*

Timothy J. Scahill	105,000	*

All officers and directors as a group (three individuals)	91,489,633	24.5%

* less than 1%.

(1)	The address of Mr. Jon C. Scahill, Dr. Carroll and Mr. Timothy J. Scahill is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.

(2)	The shares beneficially owned by Mr. Jon Scahill represent (a) 31,000,000 shares of common stock owned by him, and (b) 60,000,000 shares of common stock issuable upon exercise of a warrant at an exercise price of $0.004 per share through March 1, 2018.

(3)	The shares beneficially owned by Mr. Reichlin include 5,000,000 shares issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As a result of the sale to United Wireless of 50,000,000 shares of common stock, representing 16.0% of our common stock and its right to name a director, United Wireless may be deemed to be a related party as of December 31, 2015. United Wireless had no relationship with us prior to the closing of the securities purchase agreement and related agreements in October 2015. See “Item 1. Business – Agreements with United Wireless” for information concerning our agreements with and obligations to United Wireless.

Managed Services Team LLC, an entity for which by Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We are obligated to pay for these services at usual and customary rates. In 2015, the cost of these services was approximately $2,350.

Director Independence

Dr. Carroll is an “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Malone Bailey, LLP, for each of our last two fiscal years for the categories of services indicated.

	Fiscal Year Ended December 31
	2015	2014

Audit fees	$22,500	$21,000
Audit – related fees	0	0
Tax fees	0	0
All other fees	1,500	0

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.

All other fees relate to professional services rendered in connection with the review of the quarterly financial statements and our registration statement.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Under our audit committee’s policy, pre-approval is generally provided for particular services or categories of services, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our board approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(5)
3.2	Bylaws of the Company. (3)
10.1	Restated Employment Agreement dated as of November 30, 2014 between the issuer and between the Company and Jon C. Scahill. (1)
10.2	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.3	License Agreement dated March 26, 2008 between the Company and Emerging Technologies Trust. (1)
10.4	Licensing Services Agreement dated July10, 2008 between the Company and Balthaser Online, Inc. (1)
10.5	Patent Purchase Agreement dated December 21, 2009 between Company and Intertech Holdings, LLC. (1)
10.6	Consulting Agreement dated August 11, 2010 between the Company and Alex W. Hart.(1)
10.7	Agreement dated February 8, 2011 between the Company and Sol Li. (1)
10.8	Agreement dated June 26, 2013 between the Company and The Betting Service Ltd. and Neil Riches.(1)
10.9	Funding Agreement dated March 13, 2014 between the Company and Longford Capital Fund I, LP, (subject to order granting confidential treatment (1))#
10.10	Agreement dated April 1, 2014 between the Company and Allied Standard Limited. (1)
10.11	Form of warrant issued to former officers and directors.(1)
10.12	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.13	Indemnification agreement, dated December 8, 2014 between the Company and Jon C. Scahill. (4)
10.14	Indemnification agreement, dated December 8, 2014 between the Company and Timothy J. Scahill. (4)
10.15	Indemnification agreement, dated December 8, 2014 between the Company and Dr. William Ryall Carroll. (4)
10.16	Securities Purchase Agreement, dated as of October 22, 2015 among the Company, Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc. and United Wireless Holdings, Inc.(2)
10.17	Promissory note due September 30, 2020 issued by the Company in the principal amount of $1,250,000.(2)
10.18	Monetization Proceeds Agreement, dated as of October 22, 2015 among the Company, Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc. and United Wireless Holdings, Inc.(2)
10.19	Patent Proceeds Security Agreement, dated as of October 22, 2015 among the Company, Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc. and United Wireless Holdings, Inc.(2)
10.20	Pledge and Security Agreement, dated as of October 22, 2015 between the Company and United Wireless Holdings, Inc.(2)
10.21	Registration Rights Agreement, dated as of October 22, 2016 between the Company and United Wireless Holdings, Inc.(2)
10.22	Patent Sale Agreement, effective July 8, 2015 between Intellectual Ventures Assets 16 LLC and the Company.(2)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.
(2)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on October 28, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on February 25, 2016 and incorporated herein by reference.
(4)	Filed as exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1, which was filed with the SEC on February 3, 2016, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 26, 2016 and incorporated herein by reference.

# Certain portions of this exhibit are omitted pursuant to an order granting confidential treatment. The omitted information has been filed separately with the SEC.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 1, 2016

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, chief executive officer,	April 1, 2016
Jon C. Scahill	acting chief financial officer and president (principal executive, financial and accounting officer)

/s/ Timothy J. Scahill	Director	April 1, 2016
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	April 1, 2016
Dr. William Ryall Carroll

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Quest Patent Research Corporation

Rye, New York

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Patent Research Corporation, Inc. and its subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred a series of net losses resulting in negative working capital as of December 31, 2015. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 1, 2016

Quest Patent Research Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2015	2014
ASSETS
Current assets
Cash and cash equivalents	$331,506	$91,690
Accounts receivable	41,552	22,500
Other current assets	5,924	1,662
Total current assets	378,982	115,852

Patents, net	2,318,731	-

Total assets	$2,697,713	$115,852
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$69,884	$90,869
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion	1,000,000	-
Accrued interest - loans payable third party	232,614	216,314
Total current liabilities	1,465,498	470,183
Non-current liabilities
Loan payable – related party, net of unamortized discount and debt issuance costs of $687,754 and $0	586,562	-
Purchase price of patents, long term – net of unamortized discount of $173,769 and $0	826,231	-
Total liabilities	2,878,291	470,183
Stockholders' deficit
Preferred stock – Par Value $0.00003 – authorized 10,000,000 shares – no shares issued and outstanding
Common stock, par value $0.00003; authorized 1,250,000,000 shares and 390,000,000 at December 31, 2015 and 2014, respectively; shares issued and outstanding 313,038,334 and 233,038,334, at December 31, 2015 and 2014, respectively	9,391	6,991
Additional paid-in capital	14,232,882	13,734,259
Accumulated deficit	(14,425,448)	(14,097,496)
Total Quest Patent Research Corporation deficit	(183,175)	(356,246)

Non-controlling interest in subsidiaries	2,597	1,915

Total stockholders’ deficit	(180,578)	(354,331)

Total liabilities and stockholders’ deficit	$2,697,713	$115,852

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2015	2014
Revenues
Licensed sales	$33,029	$22,732
Patent licensing fees	215,000	505,000
Management fees	250,366	412,915
	498,395	940,647
Operating expenses
Cost of revenues:
Cost of sales	13,315	10,073
Royalties	112,144	278,003
Management support services	84,708	80,967
Selling, general and administrative expenses	561,937	712,540

Total operating expenses	772,104	1,081,583

Loss from operations	(273,709)	(140,936)

Other expense
Income tax	(1,719)	(1,008)
Interest expense	(51,842)	(20,387)
Total other expense	(53,561)	(21,395)

Net loss	(327,270)	(162,331)
Net income (loss) attributable to non-controlling interest in subsidiaries	(682)	806
Net Loss Attributable to Quest Patent Research Corporation	$(327,952)	$(161,525)

Earnings (loss) per share – Basic and Diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – Basic and Diluted	271,394,498	233,038,334

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2013	233,038,334	$6,991	$9,572,279	$(13,931,134)	$2,721	$(4,349,143)

Consolidation of subsidiary	-	-	(10,516)	(4,837)	-	(15,353)

Settlement of accrued salaries and expense to officers and directors	-	-	4,172,496	-	-	4,172,496

Net loss	-	-	-	(161,525)	(806)	(162,331)

Balances as of December 31, 2014	233,038,334	$6,991	$13,734,259	$(14,097,496)	$1,915	$(354,331)

Compensation expense relating to restricted stock grant	30,000,000	900	62,100			63,000

Sale of Common Stock	50,000,000	1,500	248,500	-	-	250,000
Discount on debt			188,023			188,023
Net Loss	-	-	-	(327,952)	682	(327,270)

Balances as of December 31, 2015	313,038,334	$9,391	$14,232,882	$(14,425,448)	$2,597	$(180,578)

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(327,270)	$(162,331)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Consolidation of subsidiary	-	(4,837)
Amortization of debt discount	11,227	-
Share-based compensation	63,000	-
Depreciation and amortization	57,500	-

Changes in operating assets and liabilities
Accrued interest expense	24,316	-
Accrued expense – related party	-	237,500
Accounts receivable	(19,052)	(18,282)
Accounts receivable – affiliates	-	5,295
Other current assets	(4,262)	(1,662)
Accounts payable and accrued expenses	(4,685)	35,848

Net cash from (used) in operating activities	(199,226)	91,531

Cash flows from financing activities:
Proceeds from loans, net of debt issue cost of $60,958	189,042	-
Sale of common stock	250,000
Net cash from investing activities	439,042	-

Net increase (decrease) in cash and cash equivalents	239,816	91,531

Cash and cash equivalents at beginning of year	91,690	159

Cash and cash equivalents at end of year	$331,506	$91,690

Non Cash Investing and Financing Activities
Accrued salary capital contribution	$ - $	4,172,496
Accounts payable for patent purchase	2,000,000	-
Discounts on patents	173,769
Loan proceeds paid directly from lender to seller of patents	1,000,000
Discount on debt - $450,000 being an allocation of the patent cost and $188,023 being an allocation of the additional purchase options	638,023
Reclassification of loan payable from Loans payable - Officer/Directors to Loans payable – third party	-	25,000
Reconsolidation of subsidiary	-	10,516
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income Taxes	$1,719	$1,008
Interest	-	-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2015.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation (“The Company”)

Quest Licensing Corporation (NY) (1)

Quest Licensing Corporation (DE) (wholly owned)

Quest Packaging Solutions Corporation (90% owned)

Quest Nettech Corporation (wholly owned)

Semcon IP, Inc. (wholly owned)

Mariner IC, Inc. (wholly owned)

IC Kinetics, Inc. (wholly owned)

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

Accounts Receivable

Accounts receivable, which generally relate to licensed sales of the TurtlePakTM packaging system and management fees, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $0 as of December 31, 2015 and December 31, 2014, respectively.

Intangible Assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives whichever is shorter and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or acquired in connection with business combinations.  Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

Impairment of long-lived assets

Long-lived assets, including intangible assets with a finite life, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment was recorded for the years ended December 31, 2015 and 2014.

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

Research and development

Research and development costs are expensed as incurred. We did not incur any research and development costs in the years ended December 31, 2015 and 2014.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2015 and 2014.

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

Earnings (loss) per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. Because the Company incurred losses in all period covered by the financial statements and would be anti-dilutive, the diluted earnings per shares is the same as the basic earnings per share. The 115,000,000 shares of common stock issuable upon exercise of outstanding warrants and options are excluded from the computation of loss per share because the result would have been antidilutive.

Concentration of credit risk

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any such losses in these accounts. Approximately 50% of revenues for 2015 and approximately 44% of revenues for 2014 represented management fees received from the funding source relating to certain intellectual property infringement actions.

Segment reporting

The Company reports each material operating segment in accordance with ASC 280, “Segment Reporting”. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company operates in two operational segments; intellectual property licensing and licensed packaging sales. Licensed packaging sales segment is not reported separately as revenue constitutes less than 10% of the combined revenue of all segments, reported profit is less than the combined profit of all operating segments that did not report a loss, and assets are less than 10% of the combined assets of all operating segments. Certain corporate expenses are not allocated to segments.

Recently adopted accounting standards

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Going Concern

During the period from 2008, when the Company changed its business to become an intellectual property management company, through 2015, the Company generated a cumulative loss of approximately $14,425,000. The Company’s total current assets were approximately $379,000 at December 31, 2015. At December 31, 2015, the Company had a working capital deficiency of approximately $1,100,000, and it had negative working capital at December 31, 2015 and 2014. The Company requires funding for its operations. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and there exists substantial doubt about the ability of the Company to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM AND LONG-TERM DEBT

The following table shows the Company’s short-term and long-term debt at December 31, 2015 and 2014.

	December 31,
	2015	2014
Short term debt:
Loans payable – third party	$163,000	$163,000

Long term debt:
Loans payable – related party
Gross	1,250,000	0
Accrued Interest	24,316	0
Unamortized discount	(687,754)	0
Net loans payable – related party	$586,562	$0

Short term debt

The loan payable – third party is a demand loan made by former officers and directors, now unrelated third parties, and shareholders in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum.

Long-term debt

The loan payable at December 31, 2015 represents the principal amount of the Company’s 10% note to United Wireless due September 30, 2020, in the amount of $1,250,000 pursuant to securities purchase agreement dated October 22, 2015. Because of its stock ownership in the Company and its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the consummation of the transactions described in this Note 3, the Company had no relationship with United Wireless.

Interest on the note, along with interest on all notes issued pursuant to the securities purchase agreement, accrues through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. Accordingly, the accrued interest is included in loans payable, related party.

Pursuant to the securities purchase agreement and the related agreements that were executed contemporaneously with the securities purchase agreement:

●	The Company borrowed $1,250,000 from United Wireless, for which the Company issued its 10% promissory note due September 30, 2020, of which $1,000,000 was paid by United Wireless directly to Intellectual Ventures Assets 16, LLC (“Intellectual Ventures”) to pay the initial installment of the purchase price of the patents purchased from Intellectual Venture (see Note 5), and the balance was paid to the Company.

●	The Company sold United Wireless 50,000,000 shares of common stock for $250,000.

●	The Company granted United Wireless an option to purchase 50,000,000 shares of common stock at varying exercise prices. See Note 5.

●	United Wireless agreed to made additional loans to the Company in the aggregate principal amount of $3,000,000, of which $2,000,000 was to be used to pay the balance of the purchase price of intellectual property which the Company purchased from Intellectual Ventures and the balance for working capital. United Wireless is required to make the loans to pay the balance of the purchase price of the intellectual property regardless of whether the Company is in compliance with its obligations under the note and the securities purchase agreement.

●	If the Company is in default under certain covenants in the notes, which defaults are called Conversion Eligible Events of Default, and such defaults are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United Wireless has the obligation to make the payment, and immediately upon the United Wireless’ payment to Intellectual Ventures, the Company shall be deemed to have assigned, transferred and conveyed to United Wireless and/or its nominee full, absolute and unconditional title to and ownership of the stock of three subsidiaries that hold the patents acquired from Intellectual Ventures, and our obligations on the notes including the conversion rights, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Venture, terminate, and United Wireless will have no further obligation to make working capital loans to us. Conversion Eligible Events of Default include the breach of selected representations and warranties and covenants contained in the securities purchase agreement and the note, including our failure to pay principal of any note or interest and other charges in excess of $100,000.

●	The entered into a monetization proceeds agreement pursuant to which United Wireless received the right to receive 15% of the net monetization proceeds received from (a) the patents acquired by the Company from Intellectual Ventures and (b) the patents in the Company’s mobile data and financial data intellectual property portfolios.

●	The Company’s obligations under the agreements with United Wireless, including the notes and the monetization proceeds agreement, are secured by a pledge of the stock of the three subsidiaries that hold the patents acquired from Intellectual Ventures and by the proceeds from the intellectual property represented by (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios.

●	Although the notes have no conversion rights, if a Conversion Eligible Event of Default occurs, the notes become convertible at a conversion price equal to 90% of the closing sale price of the Company’s common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion. Management has evaluated the conversion feature for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity's Own Stock and concluded that it does not meet the criteria for classification in stockholders' equity. Therefore, derivative accounting will be applicable for the conversion feature if a conversion eligible event of default occurs.

●	The Company has agreed that, as long as United’s stockholding in the Company exceed 10%, United has the right to designate one member of the board of directors and at such time and for as long as United’s stockholdings exceed 24.9%, United may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. The Company agreed that the size of the board would not exceed five.

●	The holders of the notes also have the right to demand redemption of the notes at 110% of the principal amount of the note in the event of a change of control of the Company.

The fair value of the options (see Note 4) granted to United Wireless was $220,000.

Management has evaluated the option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity's Own Stock and concluded that the option meets the criteria for classification in stockholders' equity.  Therefore, derivative accounting is not applicable for the option.

The fair value of the investment proceeds was allocated among the notes, common stock, and options as follows:

Relative fair value of options	$191,860
Relative fair value of stock	$218,024
Relative fair value of note payable	$1,090,116

In connection with the funding which the Company obtained from United Wireless to purchase the patents, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 15% of the net monetization proceeds from the patents acquired in October 2015 and the intellectual property in the Company’s mobile data and financial data portfolios. This obligation was recorded as 15% of the purchase price of the patents, or $450,000, and is reflected as net monetization obligations. The Company granted to United Wireless a security interest in the stock of the three subsidiaries which own the patents acquired in October 2015 and the proceeds from these patents and the intellectual property in the Company’s mobile data and financial data portfolios as s security for the Company’s obligations to United Wireless.

The allocation of proceeds resulted in a discount from the note payable of $188,023. In addition the Company recognized a discount associated with the monetization agreement of $450,000 These discounts and debt issuance costs of $60,598, total $698,981, will be amortized and charged to interest expense over the life of the notes using the effective interest rate method. As of December 31, 2015, $11,227 of the discount and debt issuance cost have been amortized. The effective interest rate on the notes, including the discount, is 33%.

Future minimum debt payments
Year ending December 31:

2015	$0
2016	0
2017	0
2018	0
2019	0
2020	1,250,000
Total minimum payments required	$1,250,000

NOTE 4 – STOCKHOLDERS’ EQUITY

Increase in Authorized Common Stock

On January 22, 2016, the Company amended and restated its certificate of incorporation to increase its authorized common stock from 390,000,000 shares to 1,250,000,000 shares. The Company’s financial statements at December 31, 2015 reflect this increase.

Issuance of Common Stock and Options

On October 22, 2015, pursuant to a securities purchase agreement with United Wireless Holdings, Inc., the Company (i) issued 50,000,000 shares of common stock to United Wireless for $250,000, or $0.005 per share, and (ii) granted United Wireless an option to purchase a total of 50,000,000 shares of common stock, with exercise prices of $0.01 per share as to 16,666,667 shares, which may be exercised from September 30, 2016 through September 30, 2020, $0.03 per share as to 16,666,667 shares, which may be exercised from September 30, 2017 through September 30, 2020, and $0.05 per share as to 16,666,666 shares, which may be exercised from September 30, 2018 through September 30, 2020. The Company valued the purchase option at $220,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.36%; (2) warrant life of 5 years; (3) expected volatility of 721% and (4) zero expected dividends. The proceeds were allocated to the debt based on the relative fair value. The issuance was part of a transaction pursuant to which United Wireless made a loan to the Company of $1,250,000, and agreed to make additional loans in the aggregate amount of $3,000,000. See Note 3. In connection with the issuance of the shares, the Company granted United Wireless registration rights with respect to the shares of common stock issued to United Wireless and the shares of common stock issuable upon exercise of the option.

Although the notes issued to United Wireless, which are described in Note 3, have no conversion rights, if a Conversion Eligible Event of Default occurs, the notes become convertible at a conversion price equal to 90% of the closing sale price of our common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion. We also agreed to give United Wireless registration rights with respect to shares issuable upon such conversion.

Pursuant to the restated employment agreement dated November 30, 2014, the Company issued to its chief executive officer a stock grant for 30,000,000 shares which vested on January 15, 2015. During the year ended December 31, 2015, we recognized compensation expense of $63,000, representing closing price of the common stock on the vesting date.

As of December 31, 2015, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2013	5,000,000	0.001	1.75
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2014	5,000,000	0.001	0.75
Granted	50,000,000	0.03	4.75
Cancelled	-	-	-
Expired	5,000,000	-	-
Exercised	-	-	-
Balance - December 31, 2015	50,000,000	0.03	4.75

Options exercisable at end of year	-	-	-
Weighted average fair value of options granted during period	50,000,000	0.004

The option for 50,000,000 shares granted during the period was granted to a lender as discussed above.

Warrants

Pursuant to the restated employment agreement with the Company’s chief executive officer, the Company granted to the chief executive office warrants to purchase 60,000,000 shares at $0.004 per share, representing the warrants that had been previously covered in his prior employment agreement dated January 1, 2014. These warrants are deemed to have been outstanding since January 1, 2014.

As of December 31, 2015, there was no unamortized warrant expense.

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2013	75,000,000	0.0038	3.9
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2014	75,000,000	0.0038	2.9
Granted	-	-	-
Cancelled	-	-	-
Expired	10,000,000	-	-
Exercised	-	-	-
Balance - December 31, 2015	65,000,000	0.004	2.3

Warrants exercisable at end of year	65,000,000	0.004	-

NOTE 5 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	December 31,		amortization period
	2015	2014	(years)
Patents	$3,000,000	$0	9.8
Less: accumulated amortization	(57,500)	0
Imputed interest	(173,769)
net monetization obligations	(450,000)	0
Net value of intangible assets	$2,318,731	$0

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2015 represent patents acquired in October 2015 for a purchase price of $3,000,000 of which $1,000,000 was paid in October 2015 from the proceeds of the loan from United Wireless, and $1,000,000 is payable in each of November 2016 and November 2017. The useful lives of the patents, at the date of purchase, was 10 years. The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as an operating expense as reflected in the accompanying consolidated statements of operations.

As discussed in Note 3, 15% of the proceeds from these patents will be paid to our lender, United Wireless. This monetization obligation was recognized as a discount to the loan and will be amortized over the life of the loan using the effective interest method.

The Company granted Intellectual Ventures a security interest in the patents transferred to the Company as security for the payment of the balance of the purchase price. The security interest of Intellectual Ventures is senior to the security interest of United Wireless in the proceeds derived from such patents.

The balance of the purchase price of the patents is reflected as follows:

Current Liabilities:
Purchase price of patents, current portion	$1,000,000

Non-current liabilities:
Purchase price of patents, long term	$1,000,000
Imputed interest	(173,769)
Effective interest rate of Amortized over 2 years	9.2%

Because the payment amount of $1,000,000 is due in two years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

The Company assesses intangible assets for any impairment to the carrying values. As of December 31, 2015 management concluded that there was no impairment to the acquired assets. At December 31, 2014, the book value of the Company’s intellectual property was $0.

Amortization expense for patents comprised $57,500 for the year ended December 31, 2015.  Future amortization of intangible assets is as follows:

Year ended December 31,
2016	$237,623
2017	237,623
2018	237,623
2019	237,623
2020 and thereafter	1,368,239
Total	$2,318,731

NOTE 6 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2015	2014
Balance, beginning of year	$1,915	$2,721
Net income (loss) attributable to non-controlling interest	$682	$(806)
Balance, end of year	$2,597	$1,915

NOTE 7 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2015, the Company has generated approximately $3,760,285 of net operating loss (“NOL”) carry forwards which will expire in the years 2023 through 2035. Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382. The Company has had significant equity transactions in both the current and prior periods. Due to this equity activity and the restrictions resulting under Section 382, most of the Company’s NOLs may not be available to offset future taxable income. The Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

	December 31,
	2015	2014
Net operating loss carry forward	$1,504,114	$1,456,684
Valuation allowance	$(1,504,114)	$(1,456,684)
Balance, end of year	$-	$-

Tax expense consisted primarily of the following:

	December 31,
	2015	2014
Federal	$-	$-
State	1,719	1,008
Deferred	-	-
Total	$1,719	$1,008

The Company’s tax expense does not reflect the statutory rate since the Company’s deferred tax asset is fully offset by a valuation allowance. The statute of limitations is open for the tax years ending December 31, 2012 and thereafter.

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During 2003, the Company received loans from then officers and directors, now unrelated third parties, in the amount of $79,490. The loans are payable on demand plus accrued interest at 10% per annum. During 2014, all loan holders ceased to be related parties as a result of employee separation agreements and director resignations. As a result, in 2014, approximately $54,490 in principal on the loans was cancelled pursuant to a separation agreement and $25,000 in principal was reclassified as loans payable to third parties upon resignation of the loan holder from the board.

See Notes 4 and 5 in connection with transactions with United Wireless.

See Note 9 with respect to the employment agreement with the Company’s president and chief executive officer.

During 2015, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In 2015, the cost of these services was approximately $2,350.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Pursuant to a restated employment agreement, dated November 30, 2014, with the Company’s president and chief executive officer, the Company agreed to employ him as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. The chief executive officer is entitled to a bonus if we meet or exceed performance criteria established by the compensation committee, and his is eligible to participate in any executive incentive plans which the Company may adopt.

