Form 10-Q
period 2016-03-31
QUEST PATENT RESEARCH CORP
filed 2016-05-13
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐    No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 313,038,334 shares of common stock are issued and outstanding as of May 12, 2016.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2015, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015

ASSETS

Current assets
Cash and cash equivalents	$239,214	$331,506
Accounts receivable	90,636	41,552
Other current assets	1,078	5,924
Total current assets	330,928	378,982

Patents, net of accumulated amortization of $104,978 and $57,500, respectively	2,271,253	2,318,731

Total assets	$2,602,181	$2,697,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$262,108	$69,884
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion	1,000,000	1,000,000
Accrued interest - loans payable third party	236,688	232,613
Total current liabilities	1,661,796	1,465,497
Non-current liabilities
Loan payable – related party, net of unamortized discount and debt issuance costs of $672,082 and $687,754	633,484	586,563
Purchase price of patents, long term – net of unamortized discount of $141,607 and $173,769	858,393	826,231
Total liabilities	3,153,673	2,878,291

Stockholders’ deficit:
Preferred stock – par value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding
Common stock, par value $0.00003; authorized 1,250,000,000 shares and 1,250,000,000 at March 31, 2016 and December 31, 2015, respectively; shares issued and outstanding 313,038,334 and 313,038,334, at March 31, 2016 and December 31, 2015, respectively	9,391	9,391
Additional paid-in capital	14,232,882	14,232,882
Accumulated deficit	(14,796,297)	(14,425,448)
Total Quest Patent Research Corporation deficit	(554,024)	(183,175)

Non-controlling interest in subsidiary	2,532	2,597

Total stockholders’ deficit	(551,492)	(180,578)

Total liabilities and stockholders’ deficit	$2,602,181	$2,697,713

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2016	2015

Revenues
Licensed sales	$9,882	$10,732
Patent licensing fees	-	20,000
Management fees	149,279	84,939
	159,161	115,671
Operating expenses
Cost of revenue:
Cost of sales	3,265	3,031
Royalties	-	4,303
Management support services	154,064	17,821
Selling, general and administrative expenses	287,446	188,422
Total operating expenses	444,775	213,577
Loss from operations	(285,614)	(97,906)

Other Income and (expenses)
Other income	-	32,182
Income tax	(2,141)	(3,176)
Interest expense	(83,159)	(4,075)
Total Other Income and (expenses)	(85,300)	24,931

Net loss	(370,914)	(72,975)
Net income (loss) attributable to non-controlling interest in subsidiaries	65	(126)
Net loss attributable to Quest Patent Research Corporation	$(370,849)	$(73,101)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	313,038,334	258,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(370,914	$(72,975)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	47,833	-
Share-based compensation	-	63,000
Gain on settlement of accounts payable	-	(32,182)
Depreciation and amortization	47,478	-

Changes in operating assets and liabilities
Accrued interest expense	31,250	-
Accounts receivable	(49,084)	(30,776)
Other current assets	4,846	415
Accounts payable and accrued expenses	196,299	29,704

Net cash used in operating activities	(92,292)	(42,814)

Net increase (decrease) in cash and cash equivalents	(92,292)	(42,814)

Cash and cash equivalents at beginning of period	331,506	91,690

Cash and cash equivalents at end of period	$239,214	$48,876

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	2,141	3,176
Interest	-	-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of March 31, 2016.

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

Inventor/Former Owner Royalties and Contingent Legal/Litigation Finance Expenses

In connection with the investment in certain patents and patent rights, certain of the Company’s operating subsidiaries may execute related agreements which grant to the inventors and/or former owners of the respective patents or patent rights, the right to receive a percentage of future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.

The Company’s operating subsidiaries may retain the services of law firms that specialize in patent licensing and enforcement and patent law in connection with their licensing and enforcement activities. These law firms may be retained on a contingent fee basis whereby such law firms are paid a percentage of any negotiated fees, settlements or judgments awarded.

The Company’s operating subsidiaries may engage with funding sources that specialize in providing financing for patent licensing and enforcement. These litigation finance firms may be engaged on a non-recourse basis whereby such litigation finance firms are paid a percentage of any negotiated fees, settlements or judgments awarded in exchange for providing funding for a legal fees and out of pocket expenses incurred as a result of the licensing and enforcement activities.

The economic terms of the inventor agreements, operating agreements, contingent legal fee arrangements and litigation financing agreements associated with the patent portfolios owned or controlled by the Company’s operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries. Inventor/former owner royalties, payments to non-controlling interests, contingent legal fees expenses and litigation finance expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor/former owner royalties, contingent legal fees expenses and litigation finance expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $14,796,297 and negative working capital of $1,330,000 as of March 31, 2016. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, and the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM AND LONG-TERM DEBT

The following table shows the Company’s short-term and long-term debt at March 31, 2016 and December 31, 2015.

	March 31,	December 31,
	2016	2015
Short term debt:
Loans payable – third party	$163,000	$163,000

Long term debt:
Loans payable – related party
Gross	1,250,000	1,250,000
Accrued Interest	55,566	24,316
Unamortized discount	(672,082)	(687,754)
Net loans payable – related party	$633,484	$586,562

Short term debt

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at March 31, 2016, and December 31, 2015, in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also shareholders, but their stockholdings are not significant.

Long-term debt

The loan payable at March 31, 2016 represents the principal amount of the Company’s 10% note to United Wireless Holdings, Inc. (“United Wireless”) due September 30, 2020, in the amount of $1,250,000 pursuant to securities purchase agreement dated October 22, 2015 more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015. Because of its stock ownership in the Company and its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the consummation of the transactions described in this Note 3, the Company had no relationship with United Wireless.

NOTE 4 – STOCKHOLDERS’ EQUITY

Increase in Authorized Common Stock

On January 22, 2016, the Company amended and restated its certificate of incorporation to increase its authorized common stock from 390,000,000 shares to 1,250,000,000 shares. The Company’s financial statements at December 31, 2015 reflect this increase.

Issuance of Common Stock and Options

Pursuant to the restated employment agreement dated November 30, 2014, the Company issued to its chief executive officer a stock grant for 30,000,000 shares which vested on January 15, 2015. For the period ended March 31, 2015 the Company recognized compensation expense of $63,000, representing closing price of the common stock on the vesting date. There was no stock-based compensation expense for the three months ended March 31, 2016.

As of March 31, 2016, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2015	50,000,000	0.03	4.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2016	50,000,000	0.03	4.5

Warrants

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2015	65,000,000	0.004	2.3
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - March 31, 2016	65,000,000	0.004	2.0

NOTE 5 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2015	$2,597
Net income attributable to non-controlling interest	$(65)
Balance as of March 31, 2016	$2,532

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

During the three months ended March 31, 2016 and 2015, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. For the three months ended March 31, 2016 and 2015, the cost of these services was approximately $600 and $600 respectively.

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

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.
●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, which was our principal source of revenue for the three months ended March 31, 2016 and 2015.
●	Licensed packaging sales, which relate to the sale of licensed products

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

Fees generated in connection with the management of litigation are paid to us by one of the third-party funding source in support of the litigation seeking to enforce our intellectual property rights. Our agreement with the funding source provides that the funding source pays the litigation costs and provides that this funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. As a result, in connection with litigation funded by the third party, we would, if the litigation is successful, receive fees both for managing the litigation and from a license of the intellectual property, which will be net of that portion of the recovery payable to the funding source. Our gross profit from management fees reflects payments to third party support services providers which we pay in connection with management of the licensing program.

To a lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

In March 2016, we entered into two funding agreements whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the power management/bus control portfolio, which is owned by our subsidiary Semcon IP, Inc., and the anchor structure portfolio, which is owned by Mariner IC, Inc. These portfolios are two of the portfolios we acquired from Intellectual Ventures Assets 16 LLC (“Intellectual Ventures”) in October 2015. We engaged counsel on a partial contingency basis in connection with a proposed patent infringement action relating to these portfolios.

Following the execution of the funding agreements and the engagement of counsel, in April 2016, (i) Semcon brought patent infringement suits in the United States District Court for the Eastern District of Texas against Huawei Technologies, MediaTek Inc., STMicroelectronics Inc., Texas Instruments Incorporated and ZTE Corporation, and (ii) Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against MediaTek Inc., Texas Instruments Incorporated, LG Electronics, Inc., Toshiba Corporation, and Funai Electric Co., Ltd.

Pursuant to the terms of the funding agreements and the partial contingency agreements with counsel, we do not have any liability or obligations with respect to the costs associated with prosecuting the actions, and we do not receive any payments for any assistance which we may provide in connection with the litigation. Both the funding source and counsel will participate in any recovery in these lawsuits.

Results of Operations

Three months ended March 31, 2016 and 2015

Revenues for the three months ended March 31, 2016 were approximately $159,000, an increase of approximately $43,000, or 38%, compared to the three months ended March 31, 2015, which were approximately $116,000. The increase in revenue was primarily due to an increase in management fees of approximately $65,000 relating to our services in support of mobile data portfolio litigation which is paid by the firm that is providing the funding for the litigation.

Operating expenses for the three months ended March 31, 2016 increased by approximately $231,000, or 108%, compared to the three months ended March 31, 2015. Our principal operating expense for the three months ended March 31, 2016 and 2015 were management support services, which were approximately $154,000 for the three months ended March 31, 2016 and approximately $17,800 for the three months ended March 31, 2015. The increase in management support services was primarily due to an increase in support services relating to the mobile data portfolio litigation.

Other income for the three months ended March 31, 2015 included $32,182, reflecting the gain on the settlement of an account payable for less than the amount previously accrued. We did not realize a gain on settlement in the comparable period of 2016. Other income reflects interest expense of $83,158 for the three months ended March 31, 2016 and $4,075 for the three months ended March 31, 2015. The increase in interest expense reflects the interest accrued on our note to United Wireless Holdings, Inc.

As a result of the foregoing, we realized net loss of approximately $371,000, or $0.001 per share (basic and diluted), for the three months ended March 31, 2016, compared to net loss of $73,000, or $0.000 per share (basic and diluted), for the three months ended March 31, 2015.

Liquidity and Capital Resources

At March 31, 2016, we had current assets of approximately $331,000, and current liabilities of approximately $1,661,796. Our current liabilities include $1,000,000 payment due to Intellectual Ventures on account of the purchase price of the patent portfolios we purchased from Intellectual Ventures and loans payable of $163,000 and accrued interest of $236,688 due to former directors and minority stockholders. Our agreement with United Wireless requires United Wireless to lend us the funds to make the payments to Intellectual Ventures. As of March 31, 2016, we have an accumulated deficit of approximately $14,800,000 and a negative working capital of approximately $1,330,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

We have an agreement with a funding source which is providing litigation financing in connection with our pending litigation relating to our mobile data portfolio, and we have two agreements with a second funding source which is providing litigation financing in connection with our pending litigation relating to our power management/bus control and anchor structure portfolios. We cannot predict the success of any pending or future litigation. Our obligations to United Wireless are not contingent upon the success of any litigation. If we fail to generate a sufficient recovery in these actions (net of any portion of any recovery payable to the funding source or our legal counsel) in a timely manner to enable us to pay United Wireless on the present loans and the additional loans which United Wireless has agreed to make to us, we would be in default under our agreements with United Wireless which could result in United Wireless obtaining ownership of the three subsidiaries which own the patent rights we acquired from Intellectual Ventures. Our agreements with the funding sources provide that the funding sources will participate in any recovery which is generated. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets.

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

Inventor/Former Owner Royalties and Contingent Legal/Litigation Finance Expenses

In connection with the investment in certain patents and patent rights, certain of our operating subsidiaries may execute related agreements which grant to the inventors and/or former owners of the respective patents or patent rights, the right to receive a percentage of future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.

Our operating subsidiaries may retain the services of law firms that specialize in patent licensing and enforcement and patent law in connection with their licensing and enforcement activities. These law firms may be retained on a contingent fee basis whereby such law firms are paid a percentage of any negotiated fees, settlements or judgments awarded.

Our operating subsidiaries may engage with funding sources that specialize in providing financing for patent licensing and enforcement. These litigation finance firms may be engaged on a non-recourse basis whereby such litigation finance firms are paid a percentage of any negotiated fees, settlements or judgments awarded in exchange for providing funding for a legal fees and out of pocket expenses incurred as a result of the licensing and enforcement activities.

The economic terms of the inventor agreements, operating agreements, contingent legal fee arrangements and litigation financing agreements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries. Inventor/former owner royalties, payments to non-controlling interests, contingent legal fees expenses and litigation finance expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor/former owner royalties, contingent legal fees expenses and litigation finance expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Going Concern

We have an accumulated deficit of $14,796,297 and negative working capital of $1,330,000 as of March 31, 2016. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of March 31, 2016, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2015, management has determined that our internal audit our internal controls contains material weaknesses due to insufficient segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. These problems continue to affect us as we only have on full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 12, 2016

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer