Form 10-Q
period 2016-06-30
QUEST PATENT RESEARCH CORP
filed 2016-08-12
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 313,038,334 shares of common stock are issued and outstanding as of August 12, 2016.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015

ASSETS

Current assets
Cash and cash equivalents	$89,766	$331,506
Accounts receivable	161,921	41,552
Other current assets	2,995	5,924
Total current assets	254,682	378,982

Patents, net of accumulated amortization of $179,978 and $57,500, respectively	2,196,253	2,318,731

Total assets	$2,450,935	$2,697,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$470,422	$69,884
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion	1,000,000	1,000,000
Accrued interest - loans payable third party	240,763	232,614
Total current liabilities	1,874,185	1,465,498
Non-current liabilities
Loan payable – related party, net of unamortized discount and debt issuance costs of $655,082 and $687,754	681,735	586,562
Purchase price of patents, long term – net of unamortized discount of $121,712 and $173,769	878,288	826,231
Total liabilities	3,434,208	2,878,291

Stockholders’ deficit:
Preferred stock – par value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding
Common stock, par value $0.00003; authorized 1,250,000,000 shares and 1,250,000,000 at June 30, 2016 and December 31, 2015, respectively; shares issued and outstanding 313,038,334 and 313,038,334, at June 30, 2016 and December 31, 2015, respectively	9,391	9,391
Additional paid-in capital	14,232,882	14,232,882
Accumulated deficit	(15,228,338)	(14,425,448)
Total Quest Patent Research Corporation deficit	(986,065)	(183,175)

Non-controlling interest in subsidiary	2,792	2,597

Total stockholders’ deficit	(983,273)	(180,578)

Total liabilities and stockholders’ deficit	$2,450,935	$2,697,713

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE		FOR THE
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2016	2015	2016	2015

Revenues
Licensed Sales	$9,975	$8,379	$19,857	$19,111
Patent licensing fees	0	0	0	20,000
Management fees	315,124	46,762	464,403	131,701
	325,099	55,141	484,260	170,812
Operating expenses
Cost of revenue:
Cost of sales	10,048	4,024	13,313	7,055
Royalties	0	715	0	5,018
Management support services	446,376	12,524	696,700	30,345
Selling, general and administrative expenses	228,227	101,037	419,413	289,459

Total operating expenses	684,651	118,300	1,129,426	331,877

Loss from operations	(359,552)	(63,159)	(645,166)	161,065)

Other Income and (expenses)
Other income	0	0	0	32,182
Income tax	(9)	0	(2,150)	(3,176)
Interest expense	(72,220)	(4,075)	(155,379)	(8,150)
Total Other Income and (expenses)	(72,229)	(4,075)	(157,529)	20,856

Net loss	(431,781)	(67,234)	(802,695)	(140,209)
Net income (loss) attributable to non-controlling interest in subsidiaries	(130)	(319)	(195)	(445)
Net loss attributable to Quest Patent Research Corporation	$(431,911)	$(67,553)	$(802,890)	$(140,654)

Earnings (loss) per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	313,038,334	263,038,334	313,038,334	260,538,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(802,695)	$(140,209)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	84,729	-
Share-based compensation	-	63,000
Gain on settlement of accounts payable	-	(32,182)
Depreciation and amortization	122,478	-

Changes in operating assets and liabilities
Accrued interest expense	62,500	-
Accounts receivable	(120,369)	(9,385)
Other current assets	2,929	831
Accounts payable and accrued expenses	408,688	34,141

Net cash used in operating activities	(241,740)	(83,804)

Net increase (decrease) in cash and cash equivalents	(241,740)	(83,804)

Cash and cash equivalents at beginning of year	331,506	91,690

Cash and cash equivalents at end of year	$89,766	$7,886

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	2,150	3,176
Interest	-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2016

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of June 30, 2016.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation

Wynn Technologies, Inc.

Quest Licensing Corporation (NY)

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $15,228,338 and negative working capital of $1,619,503 as of June 30, 2016. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, and the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM AND LONG-TERM DEBT

The following table shows the Company’s short-term and long-term debt at June 30, 2016 and December 31, 2015.

	June 30,	December 31,
	2016	2015
Short term debt:
Loans payable – third party	$163,000	$163,000

Long term debt:
Loans payable – related party
Gross	1,250,000	1,250,000
Accrued Interest	86,817	24,316
Unamortized discount	(655,082)	(687,754)
Net loans payable – related party	$681,735	$586,562

Short term debt

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at June 30, 2016, and December 31, 2015, in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also shareholders, but their stockholdings are not significant.  See Note 6.

Long-term debt

The loan payable at June 30, 2016 represents the principal amount of the Company’s 10% note to United Wireless Holdings, Inc. (“United Wireless”) due September 30, 2020, in the amount of $1,250,000 pursuant to securities purchase agreement dated October 22, 2015 more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015. Because of its stock ownership in the Company and its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the consummation of the transactions described in this Note 3, the Company had no relationship with United Wireless.

NOTE 4 – STOCKHOLDERS’ EQUITY

Increase in Authorized Common Stock

On January 22, 2016, the Company amended and restated its certificate of incorporation to increase its authorized common stock from 390,000,000 shares to 1,250,000,000 shares. The Company’s financial statements at December 31, 2015 reflect this increase.

Issuance of Common Stock and Options

Pursuant to the restated employment agreement dated November 30, 2014, the Company issued to its chief executive officer a stock grant for 30,000,000 shares which vested on January 15, 2015. For the period ended June 30, 2015 the Company recognized compensation expense of $63,000, representing closing price of the common stock on the vesting date. There was no stock-based compensation expense for the six months ended June 30, 2016.

As of June 30, 2016, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2015	50,000,000	0.03	4.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance – June 30, 2016	50,000,000	0.03	4.25

Warrants

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2015	65,000,000	0.004	2.3
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance – June 30, 2016	65,000,000	0.004	1.8

NOTE 5 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2015	$2,597
Net income attributable to non-controlling interest	$195
Balance as of June 30, 2016	$2,792

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

During the three and six months ended June 30, 2016 and 2015, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of such services were approximately $600 and $1,200 for the three and six months ended June 30, 2015, respectively, and $600 and $1,200 for the three and six months ended June 30, 2016, respectively.

NOTE 7 – SUBSEQUENT EVENTS

On August 10, 2016, the Company’s board of directors approved annual bonus compensation to the Company’s chief executive officer equal to 30% of the amount by which the Company’s consolidated income before income taxes exceeds $500,000, but, if the Company is subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m).

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

Fees generated in connection with the management of litigation are paid to us by one of the third-party funding source in support of the litigation seeking to enforce our intellectual property rights. Our agreement with the funding source provides that the funding source pays the litigation costs and provides that this funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. As a result, in connection with litigation funded by the third party, we would, if the litigation is successful, receive fees both for managing the litigation, if the agreement with the funding source provides for such payments, and from a license of the intellectual property, which will be net of that portion of the recovery payable to the funding source. To the extent that we have agreements with counsel and/or litigation funding sources pursuant to which payments made to them represent a portion of the gross recovery, and such payment is contingent upon a recovery, our revenue from litigation reflects the gross recovery from litigation as licensing fees, and payments to counsel and/or litigation funding sources are reflected as cost of revenue. Our gross profit from management fees reflects payments to third party support services providers which we pay in connection with management of the licensing program.

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

Following the execution of the funding agreements and the engagement of counsel, in April 2016, (i) Semcon brought patent infringement suits in the United States District Court for the Eastern District of Texas against Huawei Technologies, MediaTek Inc., STMicroelectronics Inc., Texas Instruments Incorporated and ZTE Corporation, and (ii) Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against MediaTek Inc., Texas Instruments Incorporated, LG Electronics, Inc., Toshiba Corporation, and Panasonic Corporation.

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

Results of Operations

Three and six months ended June 30, 2016 and 2015

Revenues for the three months ended June 30, 2016 were approximately $325,000, an increase of approximately $270,000, or 490%, from the comparable period of 2015, which were approximately $55,000. Revenues for the six months ended June 30, 2016 were approximately $484,000, an increase of approximately $313,000, or 184%, from the comparable period of 2015, which was approximately $171,000. The increase in revenue was primarily due to an increase in management fees of approximately $268,000 and approximately $332,000 for the three and six months ended June 30, 2016 respectively from the comparable periods of 2015, relating to our services in support of mobile data portfolio litigation which are paid by the firm that is providing the funding for the litigation. These management fees represent the only significant source of revenue in the three- and six-month periods ended June 30, 2016.

Operating expenses for the three and six months ended June 30, 2016 increased by approximately $566,000, or 479%, and by approximately $798,000, or 240%, respectively, compared to the three and six months ended June 30, 2015. Our principal operating expense for the three and six months ended June 30, 2016 and 2015 was management support services in support of mobile data portfolio litigation which are paid by the firm that is providing the funding for the litigation. Management support services, which was approximately $446,000 and $696,000 for the three and six months ended June 30, 2016, respectively, and approximately $12,000 and $30,000 for the three and six months ended June 30, 2015, respectively. Due to the timing of payables and receivables, management support services paid exceeded management fees during the three- and six-months ended June 30, 2016.

Other income (expense) included interest expense of $72,220 and $155,379 for the three and six months ended June 30, 2016, respectively, and $4,075 and $8,150 for the three and six months ended June 30, 2015, respectively. The increase in interest expense primarily reflect the accrued interest on our note to United Wireless. Other income (expense) for the six months ended June 30, 2015 included $32,182, reflecting the gain on the settlement of an account payable for less than the amount previously accrued.

As a result of the foregoing, we sustained a net loss of approximately $432,000, or $0.001 per share (basic and diluted), for the three months ended June 30, 2016 and a net loss of approximately $803,000, or $0.003 per share (basic and diluted), for the six months ended June 30, 2016, compared to net loss of approximately $68,000, or $0.000 per share (basic and diluted), for the three months ended June 30, 2015 and a net loss of approximately $141,000, or $0.001 per share (basic and diluted), for the six months ended June 30, 2015.

Liquidity and Capital Resources

At June 30, 2016, we had current assets of approximately $254,682, and current liabilities of approximately $1,874,185. Our current liabilities include $1,000,000 payment due to Intellectual Ventures on account of the purchase price of the patent portfolios we purchased from Intellectual Ventures and loans payable of $163,000 and accrued interest of $240,763 due to former directors and minority stockholders. Our agreement with United Wireless requires United Wireless to lend us the funds to make the payments to Intellectual Ventures. As of June 30, 2016, we have an accumulated deficit of approximately $15,228,000 and a negative working capital of approximately $1,619,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

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

The economic terms of the inventor agreements, operating agreements, contingent legal fee arrangements and litigation financing agreements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries. Inventor/former owner royalties, payments to non-controlling interests, contingent legal fees expenses and litigation finance expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor/former owner royalties, contingent legal fees expenses and litigation finance expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.  To the extent that we have agreements with counsel and/or litigation funding sources pursuant to which payments made to them represent a portion of the gross recovery, and such payment is contingent upon a recovery, our revenue from litigation reflects the gross recovery from litigation as licensing fees, and payments to counsel and/or litigation funding sources are reflected as cost of revenue.

Recent Accounting Pronouncements

Management does not anticipate that the recently issued but not yet effective accounting pronouncements will materially impact the Company’s financial condition.

Going Concern

We have an accumulated deficit of $15,228,338 and negative working capital of $1,619,503 as of June 30, 2016. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of June 30, 2016, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

On August 10, 2016, the Company’s board of directors approved bonus compensation to the Company’s chief executive officer pursuant to his existing employment agreement equal to 30% of the amount by which the Company’s consolidated income before income taxes exceeds $500,000, but, if the Company is subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). The board approval followed the report, dated August 9, 2016, of the Company’s two disinterested directors who made the determination of the bonus computation.

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

Date: August 12, 2016

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer

