Form 10-Q
period 2016-09-30
QUEST PATENT RESEARCH CORP
filed 2016-11-14
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

or

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 313,038,334 shares of common stock are issued and outstanding as of November 14, 2016.

TABLE OF CONTENTS

		Page No.
PART I - FINANCIAL INFORMATION
Item 1.	Financial Statements.	1
	Unaudited Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015	1
	Unaudited Consolidated Statements of Operations for the three and nine months ended September 30, 2016 and 2015	2
	Unaudited Consolidated Statements of Cash Flows for the nine months ended September 30, 2016 and 2015	3
	Notes to Unaudited Consolidated Financial Statements.	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.	8
Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	13
Item 4.	Controls and Procedures.	13

PART II – OTHER INFORMATION
Item 5.	Other Information
Item 6.	Exhibits.	14

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

We undertake no obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this report, except as required by law. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this quarterly report, which are designed to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects. Our SEC filings are available on our website at http://www.qprc.com/InvestorRelations/SECFilings.aspx.

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Quest”, “Company”, “we,” “us,” “our” and similar terms refer to Quest Patent Research Corporation, and its subsidiaries.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015

ASSETS

Current assets
Cash and cash equivalents	$157,570	$331,506
Accounts receivable	109,307	41,552
Other current assets	2,359	5,924
Total current assets	269,236	378,982

Patents, net of accumulated amortization of $254,978 and $57,500, respectively	2,121,253	2,318,731

Total assets	$2,390,489	$2,697,713

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$215,673	$69,884
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion	-	1,000,000
Accrued interest - loans payable third party	244,838	232,614
Total current liabilities	623,511	1,465,498
Non-current liabilities
Loan payable – related party, net of unamortized discount and debt issuance costs of $636,429 and $687,754	1,856,637	586,562
Purchase price of patents, long term – net of unamortized discount of $101,356 and $173,769	898,644	826,231
Total liabilities	3,378,792	2,878,291

Stockholders’ deficit:
Preferred stock – par value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $0.00003; authorized 1,250,000,000 shares; shares issued and outstanding 313,038,334	9,391	9,391
Additional paid-in capital	14,232,882	14,232,882
Accumulated deficit	(15,233,128)	(14,425,448)
Total Quest Patent Research Corporation deficit	(990,855)	(183,175)

Non-controlling interest in subsidiary	2,552	2,597

Total stockholders’ deficit	(988,303)	(180,578)

Total liabilities and stockholders’ deficit	$2,390,489	$2,697,713

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE		FOR THE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2016	2015	2016	2015

Revenues
Licensed Sales	$5,593	$9,441	$25,450	$28,552
Patent licensing fees	375,000	90,000	375,000	110,000
Management fees	325,175	45,603	789,578	177,304
	705,768	145,044	1,190,028	315,856
Operating expenses
Cost of revenue:
Cost of sales	960	4,010	14,273	11,065
Royalties	336,651	52,610	336,651	57,628
Management support services	108,625	18,729	805,325	49,074
Selling, general and administrative expenses	190,229	111,649	609,642	401,108

Total operating expenses	636,465	186,998	1,765,891	518,875

Loss from operations	69,303	(41,954)	(575,863)	(203,019)

Other Income and (expenses)
Other income	-	-	-	32,182
Income tax	-	155	(2,150)	(3,021)
Interest expense	(74,333)	(4,075)	(229,712)	(12,225)
Total Other Income and (expenses)	(74,333)	(3,920)	(231,862)	16,936

Net loss	(5,030)	(45,874)	(807,725)	(186,083)
Net income (loss) attributable to non-controlling interest in subsidiaries	240	(44)	45	(489)
Net loss attributable to Quest Patent Research Corporation	$(4,790)	$(45,918)	$(807,680)	$(186,572)

Earnings (loss) per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	313,038,334	263,038,334	313,038,334	261,389,982

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2016	2015

Cash flows from operating activities:
Net loss	$(807,725)	$(186,083)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	123,738	-
Share-based compensation	-	63,000
Gain on settlement of accounts payable	-	(32,182)
Depreciation and amortization	197,478	-

Changes in operating assets and liabilities
Accrued interest expense	105,974	-
Accounts receivable	(67,755)	(6,781)
Other current assets	3,565	816
Accounts payable and accrued expenses	145,789	79,274

Net cash used in operating activities	(298,936)	(81,956)

Cash flows from financing activities:
Proceeds from loan – related party	125,000	-
Net cash provided by financing activities	125,000	-

Net increase (decrease) in cash and cash equivalents	(173,936)	(81,956)

Cash and cash equivalents at beginning of year	331,506	91,690

Cash and cash equivalents at end of year	$157,570	$9,734

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	2,150	-
Interest	-	-
Non-cash investing and financing activity:
Loan proceeds paid directly from lender to seller of patents	1,000,000	-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2016

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2015. Certain prior-period amounts have been reclassified to conform to the current-period presentation. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of September 30, 2016.

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

The Company’s operating subsidiaries may engage funding sources that specialize in providing financing for patent licensing and enforcement. These litigation finance firms may be engaged on a non-recourse basis whereby such litigation finance firms are paid a percentage of any negotiated fees, settlements or judgments awarded in exchange for providing funding for legal fees and out of pocket expenses incurred as a result of the licensing and enforcement activities.

The economic terms of the inventor agreements, operating agreements, contingent legal fee arrangements and litigation financing agreements associated with the patent portfolios owned or controlled by the Company’s operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries. Inventor/former owner royalties, payments to non-controlling interests, contingent legal fees expenses and litigation finance expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor/former owner royalties, contingent legal fees expenses and litigation finance expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors. The agreements with the funding sources provide that we have no liability or obligation to the funding source, other than with respect to their interest in the proceeds of the recovery, if any.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of $15,233,128 and negative working capital of $354,725 as of September 30, 2016. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, and the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM AND LONG-TERM DEBT

The following table shows the Company’s short-term and long-term debt at September 30, 2016 and December 31, 2015.

	September 30,	December 31,
	2016	2015
Short term debt:
Loans payable – third party	$163,000	$163,000

Long term debt:
Loans payable – related party
Gross	2,375,000	1,250,000
Accrued Interest	118,066	24,316
Unamortized discount	(636,429)	(687,754)
Net loans payable – related party	$1,856,637	$586,562

Short term debt

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at September 30, 2016 and December 31, 2015, in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also shareholders, but their stockholdings are not significant.  See Note 6.

Long-term debt

The loan payable at September 30, 2016 represents the principal amount of the Company’s 10% note to United Wireless Holdings, Inc. (“United Wireless”) due September 30, 2020, in the amount of $2,375,000 pursuant to securities purchase agreement dated October 22, 2015 more fully described in our Annual Report on Form 10-K for the year ended December 31, 2015. The increase in the loan amount reflects the second $1,000,000 installment of the purchase price of the patents and release of $125,000 cash proceeds to the Company. Because of its stock ownership in the Company and its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the consummation of the transactions described in this Note 3, the Company had no relationship with United Wireless.

NOTE 4 – STOCKHOLDERS’ EQUITY

Increase in Authorized Common Stock

On January 22, 2016, the Company amended and restated its certificate of incorporation to increase its authorized common stock from 390,000,000 shares to 1,250,000,000 shares. The Company’s financial statements at December 31, 2015 reflect this increase.

Issuance of Common Stock and Options

Pursuant to the restated employment agreement dated November 30, 2014, the Company issued to its chief executive officer a stock grant for 30,000,000 shares which vested on January 15, 2015. For the period ended September 30, 2015 the Company recognized compensation expense of $63,000, representing closing price of the common stock on the vesting date. There was no stock-based compensation expense for the nine months ended September 30, 2016.

As of September 30, 2016, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2015	50,000,000	0.03	4.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance – September 30, 2016	50,000,000	0.03	4.00

Warrants

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2015	65,000,000	0.004	2.25
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance – September 30, 2016	65,000,000	0.004	1.50

NOTE 5 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2015	$2,597
Net income attributable to non-controlling interest	$(45)
Balance as of September 30, 2016	$2,552

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

During the three and nine months ended September 30, 2016 and 2015, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of such services were approximately $600 and $1,800 for the three and nine months ended September 30, 2015, respectively, and $600 and $1,800 for the three and nine months ended September 30, 2016, respectively.

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

Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us a continuing stream of revenue, to date we have not been successful in doing so, and we cannot give you any assurance that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year. Our gross profit from license fees reflects any royalties which we pay in connection with our license.

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

Results of Operations

Three and nine months ended September 30, 2016 and 2015

Revenues for the three months ended September 30, 2016 were approximately $706,000, an increase of approximately $561,000, or 387%, from the comparable period of 2015, which were approximately $145,000. Revenues for the nine months ended September 30, 2016 were approximately $1,190,000, an increase of approximately $874,000, or 277%, from the comparable period of 2015, which was approximately $316,000. The increase in revenue was primarily due to an increase in management fees of approximately $280,000 and approximately $612,000 for the three and nine months ended September 30, 2016 respectively from the comparable periods of 2015, relating to our services in support of mobile data portfolio litigation which are paid by the firm that is providing the funding for the litigation. The increase in revenue was also due to an increase in patent licensing fees of approximately $285,000 and approximately $265,000 for the three and nine months ended September 30, 2016 respectively from the comparable periods of 2015, relating to licenses granted to our intellectual property portfolios. These management fees and patent licensing fees represent the only significant source of revenue in the three- and nine-month periods ended September 30, 2016.

Operating expenses for the three and nine months ended September 30, 2016 increased by approximately $449,000, or 240%, and by approximately $1,247,000, or 240%, respectively, compared to the three and nine months ended September 30, 2015. Our principal operating expense for the three months ended September 30, 2016 was royalties due to patent owners, legal counsel and litigation funding sources under our inventor, legal fee and litigation financing agreements associated with our patent portfolios. Royalties were approximately $337,000 for the three months ended September 30, 2016, and approximately $53,000 for the three months ended September 30, 2015, respectively. Our principal operating expense for the nine months ended September 30, 2016 was management support services in support of mobile data portfolio litigation which are paid by the firm that is providing the funding for the litigation. Management support services were approximately $805,000 for the nine months ended September 30, 2016, and approximately $49,000 for the nine months ended September 30, 2015, respectively. Due to the timing of payables and receivables, management fees exceeded management support services paid during the nine-months ended September 30, 2016.

Other income (expense) included interest expense of $74,333 and $229,712 for the three and nine months ended September 30, 2016, respectively, and $4,075 and $12,225 for the three and nine months ended September 30, 2015, respectively. The increase in interest expense primarily reflect the accrued interest on our note to United Wireless. Other income (expense) for the nine months ended September 30, 2015 included $32,182, reflecting the gain on the settlement of an account payable for less than the amount previously accrued.

As a result of the foregoing, we sustained a net loss of approximately $5,000, or $0.000 per share (basic and diluted), for the three months ended September 30, 2016 and a net loss of approximately $808,000, or $0.003 per share (basic and diluted), for the nine months ended September 30, 2016, compared to net loss of approximately $46,000, or $0.000 per share (basic and diluted), for the three months ended September 30, 2015 and a net loss of approximately $186,000, or $0.001 per share (basic and diluted), for the nine months ended September 30, 2015.

Liquidity and Capital Resources

At September 30, 2016, we had current assets of approximately $269,237, and current liabilities of approximately $623,511. Our current liabilities include loans payable of $163,000 and accrued interest of $244,838 due to former directors and minority stockholders. Our agreement with United Wireless requires United Wireless to lend us the funds to make the payments to Intellectual Ventures. As of September 30, 2016, we have an accumulated deficit of approximately $15,233,000 and a negative working capital of approximately $354,275. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

We have an agreement with a funding source which is providing litigation financing in connection with our pending litigation relating to our mobile data portfolio, and we have two agreements with a second funding source which is providing litigation financing in connection with our pending litigation relating to our power management/bus control and anchor structure portfolios. We cannot predict the success of any pending or future litigation. Our obligations to United Wireless are not contingent upon the success of any litigation. If we fail to generate a sufficient recovery in these actions (net of any portion of any recovery payable to the funding source or our legal counsel) in a timely manner to enable us to pay United Wireless on the outstanding loans and the additional loans which United Wireless has agreed to make to us, we would be in default under our agreements with United Wireless which could result in United Wireless obtaining ownership of the three subsidiaries which own the patent rights we acquired from Intellectual Ventures. Our agreements with the funding sources provide that the funding sources will participate in any recovery which is generated. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets.

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

Going Concern

We have an accumulated deficit of $15,233,128 and negative working capital of $354,275 as of September 30, 2016. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2016, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of September 30, 2016, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2016

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer