Form 10-K
period 2016-12-31
QUEST PATENT RESEARCH CORP
filed 2017-04-17
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter $810,070 as of June 30, 2016.

As of April 14, 2017, the registrant had 313,038,334 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;
●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;
●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to pay the promissory notes which we issued and will issue in connection with our purchase of patent rights in October 2015 and any other intellectual property rights we may acquire;
●	Our ability to obtain litigation funding to enable us to seek to protect our intellectual property rights, particularly our recently-acquired intellectual property rights, through litigation when necessary;
●	Our ability to identify and acquire intellectual property rights for innovative technologies for which there is a significant potential market;
●	Our ability to recoup any investment which we may make to acquire or generate revenue from intellectual property rights;
●	The effects on our business, financial conditions and ownership of proprietary rights of claimed breaches by us of our agreements with United Wireless Holdings, Inc. (“United Wireless”);
●	Our ability to increase our authorized common stock to enable us to satisfy our obligations to have sufficient authorized common stock with respect to potential conversion of our convertible notes;
●	The effect of legislation and court decisions on the ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;
●	The effects or perceived effects of the potential convertibility of convertible notes issued by us;
●	Our ability to obtain the funding that we require in order to acquire intellectual property and otherwise develop our business;
●	Our ability to reduce the cost of litigation through contingent fees with counsel or to obtain third-party financing to enable us to enforce our intellectual property rights through litigation or otherwise;
●	The results or anticipated results of litigation by or against us, including any actions or motions by defendants seeking legal fees or any other recovery from us in the event that a court decision is against us or otherwise does not uphold our intellectual property rights;
●	The anticipated or actual results of our operations;
●	Events or conditions relating to the enforcement of intellectual property rights generally;
●	The development of a market for our common stock;
●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;
●	Any discrepancy between anticipated or projected results and actual results of our operations;
●	The market’s perception or our ability to continue to make our filings with the SEC in a timely manner;
●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and
●	Other matters not within our control.

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

PART I

ITEM 1. BUSINESS

Overview

We are an intellectual property asset management company. Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly-owned subsidiaries. We currently own, control or manage eight intellectual property portfolios, which principally consist of patent rights. Our eight intellectual property portfolios include the three portfolios which we acquired in October 2015 from Intellectual Ventures Assets 16, LLC (“Intellectual Ventures”). As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits. We also generate revenue from management fees from managing intellectual property portfolios.

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

We intend to develop our business by acquiring intellectual property rights, either in the form of ownership of or an exclusive license to the underlying intellectual property. Our goal is to enter into agreements with inventors of innovative technologies for which there may be a significant market for products which use or incorporate the intellectual property. We seek to purchase all of, or interests in, intellectual property in exchange for cash, securities of our company, the formation or a joint venture or separate subsidiary in which the owner has an equity interest, and/or interests in the monetization of those assets. Our revenue from this aspect of our business can be generated through licensing and, when necessary, which is typically the case, litigation efforts as well as intellectual property management fees. We engage in due diligence and a principled risk underwriting process to evaluate the merits and potential value of any acquisition, partnership or joint venture. We seek to structure the terms of our acquisitions in a manner that will achieve the highest risk-adjusted returns possible, in the context of our financial condition. In connection with the acquisition of intellectual property portfolios, we have granted the party providing the financing an interest in any recovery we have with respect to the intellectual property purchased with the financing, and we expect that we will have to continue to grant such interests until and unless we have generated sufficient cash from licensing our intellectual property to enable us to acquire additional intellectual property portfolios without outside financing. However, we cannot assure you that we will ever generate sufficient revenues to enable us to purchase additional intellectual property without third-party financing.

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

Purchase of Intellectual Property from Intellectual Ventures

On October 22, 2015, pursuant to an agreement with an effective date of July 8, 2015, as amended, between us and Intellectual Ventures, we purchased three groups of patents from Intellectual Ventures for a purchase price of $3,000,000, of which $1,000,000 was paid at the closing from the proceeds of the $1,250,000 loan from United Wireless, the second installment was paid on September 30, 2016 from a $1,000,000 advance from United Wireless and the remaining $1,000,000 is due in September 2017. We acquired the intellectual property at the closing, and we granted Intellectual Ventures a security interest in the patents transferred to us as security for the payment of the balance of the purchase price. The security interest of Intellectual Ventures is senior to the security interest of United Wireless in the proceeds derived from such patents. The patent portfolios which we acquired from Intellectual Ventures are the anchor structure portfolio, the power management/bus control portfolio and the diode on chip portfolio, which are described under “Business – Our Intellectual Property Portfolios.”

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

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. A hearing, known as a Markman hearing, in which the judge examines the evidence from the parties on the appropriate meanings of relevant key words in the claim was held on February 8, 2016. In June and August 2016 Quest Licensing Corporation entered into settlement agreements with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017 the Court granted the remaining defendants’ motion for summary judgment of non-infringement. On January 31, 2017, Quest Licensing Corporation filed a notice of appeal with the United States Court of Appeals for the Federal Circuit whereby Quest Licensing Corporation appealed the court’s order construing the terms of U.S. patent No. 7,194,468 as well as the court’s order granting defendants’ motion for summary judgment of non-infringement. In connection with this litigation, a third party funding source incurred approximately $809,000 in 2016 and $80,000 in 2015, which was paid to litigation counsel and other third parties. In addition, the funding source paid management fees to us of approximately $25,000 in 2016 and $170,000 in 2015. Modest licensing fees generated from settlement agreements were paid directly to the funding source pursuant to our agreement with the funding source. As a result, through December 31, 2016, we did not receive any proceeds from the Mobile Data Portfolio.

Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Our funding source for the Mobile Data Portfolio litigation has no obligations to fund any judgment against us. Although the motion, if granted, would result in a judgment against Quest Licensing Corporation, such subsidiary does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreement with United Wireless.

Online Marketing, Sweepstakes, Promotions & Rewards (Von Kohorn Portfolio)

The portfolio consists of three United States Patents that include patent claims related to, among other areas, online couponing, print-at-home boarding passes and tickets, online sweepstakes; including the promotion by television networks of online sweepstakes (the “Von Kohorn Portfolio”). In December 2009, we entered into an agreement with Intertech Holdings, LLC pursuant to which our wholly-owned subsidiary, Quest NetTech Corporation, acquired by assignment all right, title, and interest in the Von Kohorn Portfolio. Under the agreement, we will receive 20% of adjusted gross recoveries, as defined. In August 2013, we and Intertech Holdings amended the December 2009 agreement to provide that Intertech Holdings will receive 33% of the adjusted gross recoveries and Quest NetTech will receive 67% of adjusted gross recoveries.

In February 2015, Quest NetTech brought several patent infringement suits against various entities in the U.S. District for the Eastern District of Texas. These actions were settled.

In March 2016, Quest NetTech brought several patent infringement suits against various entities in the U.S. District for the Eastern District of Texas. These actions were settled.

We generated license fees of approximately $75,000 and $215,000 for the years ended December 31, 2016 and 2015, respectively.

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

As the exclusive licensee and manager of the manufacture and sale of licensed product, we coordinate the manufacture and sale of licensed products to end users; we contract for the manufacture and assembly of the product components, and we coordinate order receipt, fulfillment and invoicing. Revenues from the TurtlePakTM product sales were approximately $18,000 and $33,000 for the years ended December 31, 2016 and 2015, respectively. We continue to generate modest revenue from this product.

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

Through December 31, 2016, we did not generate any revenue from the Financial Data Portfolio.

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

Through December 31, 2016, we did not generate any revenue from the rich media patents.

Anchor Structure Portfolio

This portfolio, which we acquired from Intellectual Ventures in October 2015 and transferred to a newly formed subsidiary, Mariner IC Inc., consists of two United States patents which relate to technology for incorporating metal structures in the corners and edges of semiconductor dies to prevent cracking from stresses.

In March 2016, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Anchor Structure Portfolio and engaged counsel on a partial contingency basis in connection with a proposed patent infringement action relating to the Anchor Structure Portfolio. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party.

Following the execution of the funding agreements and the engagement of counsel, in April 2016, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against MediaTek Inc., Texas Instruments Incorporated, LG Electronics, Inc., Toshiba Corporation, and Funai Electric Co., Ltd. In May 2016, the action against Funai was dismissed, and in November 2016, the action against Texas Instruments was dismissed. A Markman hearing has been scheduled for May 25, 2017 and trial has been scheduled for December 4, 2017, though it is possible that these dates may be postponed.

Pursuant to the terms of the funding agreement and the partial contingency agreement with counsel, we do not have any liability or obligations with respect to the costs associated with prosecuting the actions, and we do not receive any payments for any assistance which we may provide in connection with the litigation. Both the funding source and counsel will participate in any recovery in these lawsuits.

Through December 31, 2016 we did not generate any licensing revenue from the Anchor Structure Portfolio.

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

In March 2016, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Anchor Structure Portfolio and engaged counsel on a partial contingency basis in connection with a proposed patent infringement action relating to the Anchor Structure Portfolio. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party.

Following the execution of the funding agreement and partial contingency agreement with counsel, in April 2016, Semcon IP Inc. brought patent infringement suits in the United States District Court for the Eastern District of Texas against Huawei Technologies, MediaTek Inc., STMicroelectronics Inc., Texas Instruments Incorporated and ZTE Corporation. A Markman hearing has been scheduled for June 14, 2017 and trial has been scheduled for January 2, 2018, though it is possible that these dates may be postponed.

Pursuant to the terms of the funding agreement and the partial contingency agreement with counsel, we do not have any liability or obligations with respect to the costs associated with prosecuting the actions, and we do not receive any payments for any assistance which we may provide in connection with the litigation. Both the funding source and counsel will participate in any recovery in these lawsuits.

Through December 31, 2016 we did not generate any licensing revenue from the Power Management/Bus Control Portfolio.

Diode on Chip Portfolio

This portfolio, which is the third portfolio which we acquired from Intellectual Ventures and transferred to a newly-formed subsidiary, IC Kinetics Inc., consists of three United States patents and one pending continuation application which cover technology relating to on-chip temperature measurement for semiconductors.

Competition

We encounter and expect to continue to encounter competition in the areas of intellectual property acquisitions for the sake of licensure from both private and publicly traded companies that engage in intellectual property monetization activities. Such competitors and potential competitors include companies seeking to acquire the same intellectual property assets and intellectual property rights that we may seek to acquire. Entities such as Acacia Research Corporation, Document Security Systems, Inc., Intellectual Ventures, Wi-LAN, Conversant IP, VirnetX Holding Corporation, Marathon Patent Group, Inc., Network-1 Security Solutions, Round Rock Research LLC, IPvalue Management Inc., Form Holdings, Pendrell Corporation , Finjan Holdings, Inc., Inventergy Global, Inc., Netlist Inc., Parkervision Inc., Spherix Incorporated, United Wireless, Walker Innovation, Inc. and others derive all or a substantial portion of their revenue from patent monetization activities, and we expect more entities to enter the market. Most of our competitors have longer operating histories and significantly greater financial resources and personnel than we have.

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

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial Data	US Patent	RE38,137	Programmable Multiple Company Credit Card System	01/11/2001	06/10/2003	09/28/2015
Mobile Data	US Patent	7,194,468	Apparatus and Method for Supplying Information	02/09/2001	03/20/2007	02/09/2021
Mobile Data	US Patent	9,288,605	Apparatus and Method for Supplying Information	11/12/2009	03/15/2016	02/09/2021
Mobile Data	US Application	13/832,012	Apparatus and Method for Supplying Information	03/15/2013	09/05/2013	N/A
Von Kohorn	US Patent	5,283,734	System and method of communication with authenticated wagering participation	09/19/1991	02/01/1994	09/19/2011
Von Kohorn	US Patent	5,368,129	Retail facility with couponing	07/23/1992	11/29/1994	07/23/2012
Von Kohorn	US Patent	5,508,731	Generation of enlarged participatory broadcast audience	02/25/1993	04/16/1996	04/16/2013
Turtle Pak	US Patent	RE36,412	Article Packaging Kit, System, and Method	06/18/1996	11/30/1999	06/24/2013
Turtle Pak	US Patent	6,490,844	Film Wrap Packaging Apparatus and Method	06/21/2001	12/10/2002	07/10/2021
Turtle Pak	US Trademark	74709827	Turtle Pak - design plus words, letters, and/or numbers	08/01/1995	06/04/1996	N/A
Mariner	US Patent	5,650,666	Method and apparatus for preventing cracks in semiconductor die	11/22/1995	7/22/1997	11/22/2015
Mariner	US Patent	5,846,874	Method and apparatus for preventing cracks in semiconductor die	2/28/1997	12/8/1998	11/22/2015
Semcon	US Patent	7,100,061	Adaptive power control	1/18/2000	8/29/2006	1/18/2020
Semcon	US Patent	7,596,708	Adaptive power control	4/25/2006	9/29/2009	1/18/2020

Semcon	US Patent	8,566,627	Adaptive power control	7/14/2009	10/22/2013	1/18/2020
Semcon	US Patent	8,806,247	Adaptive power control	12/21/2012	8/12/2014	1/18/2020
Semcon	PCT Application	PCT/US2001/001684	Adaptive power control	1/16/2001	7/26/2001	N/A
Semcon	Reexam Certificate	7,100,061C1	Adaptive power control	6/13/2007	8/4/2009	N/A
Semcon	US Patent	5,978,876	System and method for controlling communications between subsystems	4/14/1997	11/2/1999	4/14/2017
IC	US Patent	7,118,273	System for on-chip temperature measurement in integrated circuits	4/10/2003	10/10/2006	4/10/2023
IC	US Patent	7,108,420	System for on-chip temperature measurement in integrated circuits	10/7/2004	9/19/2006	4/10/2023
IC	US Patent	9,222,843	System for on-chip temperature measurement in integrated circuits	9/23/2011	12/29/2015	4/10/2023
IC	US Application	15/210,208	System for on-chip temperature measurement in integrated circuits	7/14/2016	N/A	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, Systems, And Processes For The Design And Creation Of Rich Media Applications Via The Internet	02/09/2001	02/14/2006	10/16/2023
Rich Media	US Application Proceeds Interest	13/314977	Methods, Systems, And Processes For The Design And Creation Of Rich Media Applications Via The Internet	12/08/2011	04/12/2012	N/A

Agreements with United Wireless

Summary

On October 22, 2015, we entered into a series of agreements with United Wireless:

Pursuant to a securities purchase agreement between us and five of our subsidiaries (Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., and IC Kinetics Inc.), at the closing, United Wireless agreed to lend us a total of $4,250,000, of which $3,000,000 was to be used to purchase the intellectual property from Intellectual Ventures and the balance was for working capital. At the closing, we issued to United Wireless our 10% promissory note in the principal amount of $1,250,000 due September 30, 2020, for which we received $1,250,000, of which $1,000,000 was used to pay the initial installment of the purchase price to Intellectual Ventures, and was paid directly to Intellectual Ventures, and $250,000 was paid to us for working capital. On September 30, 2016, United Wireless made a $1,000,000 loan for us to make the second installment of the purchase price to Intellectual Ventures, and United Wireless made the payment directly to Intellectual Ventures. On each of September 30, 2016 and December 31, 2016, United Wireless made working capital loans to us in the amount of $125,000. As of December 31, 2016, United Wireless had made loans to us of $2,500,000, of which $2,000,000 was used to make payments to Intellectual Ventures and $500,000 was used for working capital. The terms of the notes are described under “Promissory Notes.”

Pursuant to the securities purchase agreement, at the closing we sold to United Wireless 50,000,000 shares of common stock for $250,000, or $0.005 per share.

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

United Wireless agreed to make loans to us for payment of the second and third $1,000,000 payments due to Intellectual Ventures regardless of whether we are in compliance with our obligations under the securities purchase agreement or our other agreements with United Wireless.

All of the notes to be issued to United Wireless, whether in respect of the purchase of the patent rights from Intellectual Ventures or for working capital, will have the same terms and conditions, including default provisions and conversion rights. In the event that certain events of default, which are called Conversion Eligible Events of Default, shall have occurred and are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United Wireless shall have the obligation to make the payment, and immediately upon the United Wireless’ payment to Intellectual Ventures, we shall be deemed to have assigned, transferred and conveyed to United Wireless and/or its nominee full, absolute and unconditional title to and ownership of the stock of three subsidiaries that hold the patents acquired from Intellectual Ventures, and our obligations on the notes including the conversion rights, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Venture, terminate, and United Wireless will have no further obligation to make working capital loans to us. Our obligations, including United Wireless’ conversion rights, on the notes issued for working capital, will continue in full force and effect. As of the date of this annual report, of the $2,618,065 note that is outstanding, $2,000,000 relates to the purchase of the patents from Intellectual Ventures and $500,000 relates to working capital and $118,065 relates to interest accrued through, and added to principal on, September 30, 2016 per the terms of the note.

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

We agreed that, within 135 days from the closing date (i.e., by March 2, 2016), we would increase our authorized common stock from 390,000,000 shares to 1,250,000,000 shares, and, in the event that, in the future, the number of authorized shares of common stock is not sufficient to enable the full conversion of the notes, we will have 135 days to take corporate action, as necessary, so as to have a sufficient number of shares, including to increase the common stock (or effect a reverse split or a combination of an increase in the authorized common stock and a reverse split) to an amount requested by United Wireless, or absent such request, as we believe to be necessary such that there will be sufficient shares of common stock available for full conversion of the notes. United Wireless agreed to vote its shares or give its consent in connection with any such increase in authorized common stock. On January 22, 2016, we filed an amended and restated certificate of incorporation which increased our authorized common stock to 1,250,000,000 shares. On the dates that United Wireless purchased notes from us in 2016, we were in compliance with the authorized share requirement. Because there is no fixed conversion price, compliance with the authorized share reserve requirement is outside of the control of the Company. As a result of fluctuations in the Company’s stock price, at various times during the period, beginning May 4, 2016 and through December 31, 2016, but never for a period exceeding 135 days, the Company had insufficient authorized shares of common stock necessary for United Wireless to convert its notes and exercise its options. Because of a decrease in the price of our common stock, since February 13, 2017, we did not have a sufficient number of shares to meet the authorized share requirements. United Wireless has not requested that we increase the common stock. On March 28, 2017, our board of directors approved an amendment to our certificate of incorporation increasing our authorized common stock to 10,000,000,000 shares, subject to stockholder approval. Pursuant to the agreement with United Wireless, we have 135 days from February 13, 2017 (or from such later date as we have sufficient shares available for full conversion of the notes), to take corporate action, as we deem necessary, to have a sufficient number of shares available for full conversion of the notes, including an increase in our authorized common stock or a reverse split or combination such that there will be sufficient shares for conversion of the notes in the event the notes become convertible. The failure to have sufficient authorized common stock may result in a Conversion Eligible Event of Default.

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

Commencing six months from the closing date, if the shares owned by United Wireless cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without our being in compliance with the current public information requirements of Rule 144, if we are not in compliance with the current public information requirements, the agreements provide for the payment of damages to United Wireless. United Wireless has claimed that we are in violation of the registration requirements and we believe we have valid defenses to such claims. The damages are computed at 1.5% of the aggregate purchase price paid for such securities, which was $250,000 on the date we fail to maintain the effectiveness of the registration statement and each 30 days thereafter.

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

Conversion Eligible Events of Default include the breach of selected representations and warranties and covenants contained in the securities purchase agreement and the note, including our failure to pay principal of any note or interest and other charges in excess of $100,000. Although the observance of these covenants is generally within our control, one of the provisions which would trigger a Conversion Eligible Event of Default is our inability to have sufficient shares reserved for issuance upon conversion of the notes for more than 135 consecutive days from the date of such inability. Because there is no fixed conversion price, this reserve requirement is outside of the control of the Company.

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

Grant of Security Interest

Payment of the notes and our obligations under the monetization proceeds agreement as well as the other obligations under the agreements with United Wireless is secured by a security interest in all proceeds (from litigation or otherwise) from the (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios, and a pledge of the stock of the three subsidiaries which hold the patents acquired from Intellectual Ventures. The security interest in the proceeds from the patents acquired from Intellectual Ventures is junior to the security interest held by Intellectual Ventures in the patents and proceeds thereof which were acquired by us from Intellectual Ventures as security for the payment of the $1,000,000 balance of the purchase price of the patents. The security interest in proceeds from the patents relating to the Company’s mobile data portfolio is junior to the security interest held by Longford Capital Fund I, LP, which is providing litigation funding relating to this portfolio.

Registration Rights Agreement

Pursuant to a registration rights agreement, we agreed to file a registration statement with the SEC covering the 50,000,000 shares of common stock issued to United Wireless at the closing and the 50,000,000 shares of common stock issuable upon exercise of the purchase option. We are required to file the registration statement within 60 days of the October 22, 2015 closing, which is December 21, 2015, and have the registration statement declared effective by the SEC within 120 days of the closing if the registration statement is not subject to a full review by the SEC and 180 days if the registration statement is subject to a full review. We filed the registration statement on December 14, 2015 and it was declared effective by the SEC on February 11, 2016. We are required to maintain the effectiveness of the registration statement until United Wireless (or its transferees) may sell all the shares covered by the registration statement without restriction or limitation pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1). We are also required to file a registration statement covering the shares issuable upon conversion of the notes upon request by the note holders. The notes do not become convertible until and unless there is a Conversion Eligible Event of Default, and the failure to maintain the effectiveness of the registration statement is not a Conversion Eligible Event of Default. The registration rights agreement provides for us to pay damages in the event that we do not meet the required deadlines or do not maintain the effectiveness of the registration statement. The damages are computed at 1.5% of the aggregate purchase price paid for such securities, which was $250,000 on the date we fail to maintain the effectiveness of the registration statement and each 30 days thereafter. The registration ceased to be current and effective on November 11, 2016. We believe we have valid defenses to any claim that United Wireless may make.

Research and Development

Research and development expense are incurred by us in connection with the evaluation of patents. We did not incur research and development expenses during 2015 or 2016.

Employees

As of April 14, 2017, we have no employees other than our two officers, only one of whom, Mr. Jon Scahill, our chief executive officer and president, is full time. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through 2016, we generated a cumulative loss of more than $15,381,000 on cumulative revenues of less than $4,750,000 and our losses are continuing. Our total assets were approximately $2,323,000 at December 31, 2016, of which approximately $2,000,000 represented the book value of patents we acquired in October 2015. At December 31, 2016, we had a working capital deficiency of approximately $3,394,000, and our continuing losses are generating an increase in our negative working capital. We cannot give assurance that we can or will ever operate profitably.

Our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2016. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2016.

We require significant funding in order to develop our business. Our business requires substantial funding to evaluate and acquire intellectual property rights and to develop and implement programs to monetize our intellectual property rights, including the prosecution of any litigation necessary to enable us to monetize our intellectual property rights. Our failure to develop and implement these programs could both jeopardize our relationships under our existing agreements and could inhibit our ability to generate new business, either through the acquisition of intellectual property rights or through exclusive management agreements. We cannot be profitable unless we are able to obtain the funding necessary to develop our business, including litigation to monetize our intellectual property. We cannot assure you that we will be able to obtain necessary funding or to develop our business.

Unless we generate significant revenue from our intellectual properties, we may be unable to pay the notes we incurred in connection with our recent intellectual property purchase. Through December 31, 2016, we borrowed $2,500,000 from United Wireless, of which $2,000,000 was used to make the first two payments of $1,000,000 due to Intellectual Ventures on account of the $3,000,000 purchase price of the intellectual property we acquired from Intellectual Ventures and United Wireless agreed to provide us with the funds to make the final $1,000,000 payment regardless of whether we are in compliance with the covenants under the agreement as well as an additional $750,000 for working capital. The notes are due September 30, 2020. Unless we generate revenue either from our existing intellectual property portfolio, including the patent rights we acquired from Intellectual Ventures, or from any new intellectual property portfolios which we may acquire in the future, we do not expect to have the funds necessary to pay principal and interest on the notes. If we are not able to make payment when due, we may not be able to continue in business and it may be necessary for us to seek protection under the Bankruptcy Act. We cannot assure you that we will be able to generate the revenue necessary to pay United Wireless.

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

If we breach certain obligations under our agreement with United Wireless, including our failure to pay the notes when due or have sufficient authorized common stock for potential conversion of our notes due to United Wireless, we may lose the ownership of the subsidiaries that own intellectual property. Under our agreement with United Wireless, United Wireless, which has already provided us with funds to make the first two $1,000,000 to Intellectual Ventures, is required to provide us with funds to make the third $1,000,000 payment to Intellectual Ventures, even if we are not in compliance with our obligations under our agreements with United Wireless. In the event that certain events of default, which are called Conversion Eligible Events of Default, have occurred and are continuing on the date the third $1,000,000 payment is due to Intellectual Ventures, United Wireless shall make the payment, and immediately upon the United Wireless’ payment to Intellectual Ventures, we shall be deemed to have assigned, transferred and conveyed to United Wireless and/or its nominee title to and ownership of the stock of the subsidiaries that hold title to the patents acquired from Intellectual Ventures and our obligations on the notes, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Venture, terminate. In addition, any outstanding notes become convertible into common stock at a conversion price equal to 90% of the closing sale price of our common stock on the trading day immediately preceding the date the United Wireless gives notice of conversion. Conversion Eligible Events of Default include, among other events,

●	our failure to pay principal on any note;
●	our failure to pay interest and other charges in excess of $100,000; and
●	our inability, for more than 135 consecutive days, to have reserved for issuance upon conversion of the notes the number of shares of common stock that equals at least 130% of the aggregate maximum number of shares of common stock issuable upon conversion of the then outstanding notes.

We cannot assure you that we will be able to prevent a Conversion Eligible Event of Default.

Unless we increase our authorized common stock, a Conversion Event of Default may occur. As a result of a decline in our stock price, since February 13, 2017, we have not had sufficient authorized shares of common stock to permit full conversion of the notes and the issuance of the 50,000,000 shares of common stock issuable upon exercise of the purchase option. Unless the stock price increases so that we would have sufficient shares, if we do not increase our authorized common stock within 135 days from February 13, 2017 (or from such later date as we have sufficient shares available for full conversion of the notes), we may be subject to a Conversion Eligible Event of Default. Although our board of directors has approved an amendment to our certificate of incorporation to increase our authorized common stock to 10,000,000,000 shares, the amendment is subject to the approval of the holders of a majority of our outstanding shares of common stock. We cannot assure you that we will obtain stockholder approval of the amendment to our certificate of incorporation or that, even if we do obtain stockholder approval, we will have enough authorized shares of common stock to satisfy full conversion of the notes. In the event that we do not have sufficient authorized shares of common stock, a Conversion Eligible Event of Default may occur. We cannot assure you that a Conversion Eligible Event of Default will not occur. While we believe that we have valid defenses to any claim that United Wireless may make, we cannot assure you that we will prevail.

On March 16, 2017, United Wireless delivered a letter claiming that our failure to maintain the effectiveness of a registration statement constituted a maintenance failure under the registration rights agreement. Pursuant to our registration rights agreement with United Wireless, we are required to maintain the effectiveness of a registration statement until United Wireless (or its transferees) may sell all of the shares covered by such registration statement without restriction or limitation pursuant to Rule 144 and without the requirement that we be in compliance with Rule 144(c)(1). United Wireless claims that we have been in violation of the maintenance requirement since November 11, 2016. Based on the formula in the registration rights agreement, United Wireless may claim that we owe damages of $3,750 per month, starting with November 11, 2016. While we believe that we have valid defenses to any claim that United Wireless may make, we cannot assure you that we will prevail. The failure to maintain the effectiveness of the registration statement is a default under the Note, but does not constitute a Conversion Eligible Event of Default.

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

If we are not successful in patent litigation, the defendants may seek to have the court award attorneys’ fees to them against us. The United States patent laws provide that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Although the patents are owned by our subsidiaries and any judgment would be awarded against the subsidiaries, the subsidiaries have no assets other than the patent rights. Our funding sources for our patent litigation do not provide for the funding source to pay any judgment against us. Thus, if any defendants obtain a judgment against one of our subsidiaries, they may seek to enforce their judgment against the patents owned by the subsidiary or seek to put the subsidiary into bankruptcy and acquire the patents in the bankruptcy proceeding. In connection with the litigation by Quest Licensing Corporation with respect to the mobile data portfolio, defendants have made a motion seeking attorney fees. As a result, it is possible that an adverse verdict in a petition for legal fees could result in the loss of the patents owned by the subsidiary and a default under our note to United Wireless.

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

Because we need to rely on third-party funding sources to provide us with funds to enforce our intellectual property rights we are dependent upon the perception by potential funding sources of the value of our intellectual property. Because we do not have funds to pursue litigation to enforce our intellectual property rights, we are dependent upon the valuation which potential funding sources give to our intellectual property. In determining whether to provide funding for intellectual property litigation, the funding sources need to make an evaluation of the strength of our patents, the likelihood of success, the nature of the potential defendants and a determination as to whether there is a sufficient potential recovery to justify a significant investment in intellectual property litigation. Typically, such funding sources receive a percentage of the recovery after litigation expenses, and seek to generate a sufficient return on investment to justify the investment. Unless that funding source believes that it will generate a sufficient return on investment, it will not fund litigation. We cannot assure you that we will be able to negotiate funding agreements with third party funding sources on terms reasonably acceptable to us, if at all. Because of our financial condition, we may only be able to obtain funding on terms which are less favorable to us than we would otherwise be able to obtain.

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

Our intellectual property monetization cycle is lengthy and costly and may be unsuccessful. We expect to incur significant marketing, legal and sales expenses prior to entering into monetization events that generate revenue for us. We will also spend considerable resources educating potential licensees on the benefits of entering into an agreement with us that may include a non-exclusive license for future use of our intellectual property rights. Thus, we may incur significant losses in any particular period before any associated revenue stream begins. If our efforts to convince potential licensees of the benefits of a settlement arrangement are unsuccessful, we may need to continue with the litigation process or other enforcement action to protect our intellectual property rights and to realize revenue from those rights. We may also need to litigate to enforce the terms of existing agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

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

Our financial condition may cause both intellectual property rights owners and potential licensees to believe that we do not have the financial resources to commence and prosecute litigation for infringement. Because of our financial condition, both intellectual property rights owners and potential licensees may believe that we do not have the ability to commence and prosecute sustained and expensive litigation to protect our intellection rights with the effect that (i) intellectual property rights owners may be reluctant to grant us rights to their intellectual property and (ii) potential licensees may be less inclined to pay for license rights from us or settle any litigation we may commence on terms which generate any meaningful monetization.

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

Risks Concerning our Common Stock

Our notes to United Wireless will become convertible at a conversion price equal to 90% of the market price of the stock on the date the holder of the notes gives notice of conversion in the event of certain defaults under the notes. Although the notes that we issued and may issue in the future to United Wireless are not presently convertible, they become convertible upon certain events of default. If the notes become convertible, the holders of the notes can convert the notes in part from time to time at 90% of the market price at the time of conversion. The ability, or the potential ability, of the holder to convert the notes into common stock at a price which is less than the market price on the date of conversion could result in significant downward pressure on the price of our common stock. If the notes become convertible, the possible additional dilution resulting from the issuance of shares of common stock on conversion of the notes, together with the below market conversion price, could result in continued downward pressure on our stock price until the notes are paid in full. Further, even though we increased our authorized common stock to 1,250,000,000 shares in January 2016, the possibility that the notes may become convertible in the future could also have a negative impact on the market price of our common stock.

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

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the OTC Pink marketplace under the symbol “QPRC.” The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.” There is a limited trading market for our common stock and there are frequently days on which there is no trading in our common stock. Our common stock has traded for less than $0.01 for almost all trading days since prior to January 1, 2015. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

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

Our lack of internal controls over financial reporting may affect the market for and price of our common stock. Our disclosure controls and our internal controls over financial reporting are not effective. Since we became engaged in the intellectual property management business in 2008, we have not had the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued poor financial condition together with the fact that we have one full time employee, who is both our chief executive officer and chief financial officer, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

Our lack of a full-time chief financial officer could affect our ability to develop financial controls, which could affect the market price for our common stock. We do not have a full-time chief financial officer. At present, our chief executive officer, who does not have an accounting background, is also acting as our chief financial officer. We do not anticipate that we will be able to hire a qualified chief financial officer unless our financial condition improves significantly. The lack of an experienced chief financial officer, together with our lack of internal controls, may impair our ability to raise money through a debt or equity financing, the market for our common stock and our ability to enter into agreements with owners of intellectual property rights.

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

ITEM 3. LEGAL PROCEEDINGS

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017, the court granted the remaining defendants’ motion for summary judgment of non-infringement which we have appealed. Following the court’s decision granting the defendant’s motion for summary judgment, those defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Although the motion, if granted, would result in a judgment against Quest Licensing Corporation, such subsidiary does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreement with United Wireless. The funding for the litigation will not provide us with funds in the event of an adverse judgment. We believe that we have valid defenses to the claim for attorneys’ fees. However, we can give no assurance that we will prevail in opposing the motion for legal fees.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC Pink market under the symbol QPRC. The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during 2015 and 2016, based on information on the OTC Markets website. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2015		2016
	High	Low	High	Low
First quarter	$0.0047	$0.0020	$0.022	$0.004
Second quarter	0.0045	0.0022	0.0095	0.0012
Third quarter	0.0046	0.0024	0.0045	0.0016
Fourth quarter	0.0068	0.0023	0.0050	0.0017

During the period from January 2, 2017 through April 14, 2017, the high and low closing prices per share for our common stock as reported on the OTC Markets website were $0.0048 and $0.0018 The last reported sale price of our common stock on April 13, 2017 was $0.0034 per share.

Stockholders of Record

As of April 14, 2017, we had 457 record holders of our common stock.

Transfer Agent

Continental Stock Transfer & Trust Company, 17 Battery Place, New York, NY 10004 is the transfer agent for our common stock. Continental is scheduled to move its offices to One State Street, 30th floor, New York, New York 10004-1561 on or about May 1, 2017.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2016.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
As of December 31, 2016
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders	65,000,000	$0.004	-
Total	65,000,000	$0.004	-

A summary of the status of the Company's equity grants and changes is set forth below:

All of the equity compensation plans are warrants granted to present and former officers and directors. The warrants were all granted prior to 2016.

No warrants or options were granted or exercised in 2016.

Recent sales of unregistered securities.

On September 30, 2016 and December 31, 2016, we issued our 10% promissory note due September 30, 2020 in the aggregate principal amount of $1,250,000 to United Wireless pursuant to our agreement with United Wireless. Although the notes are not presently convertible, they may become convertible under certain conditions. We issued notes in the principal amount of $1,125,000 on September 30, 2016 and $125,000 on December 30, 2016. These notes are described under Item 1. Business – Agreements with United Wireless.

Except for the issuance of the notes to United Wireless, we did not sell any unregistered securities during 2015 or 2016 which we did not previously report in our SEC filings.

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

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage eight intellectual property portfolios, which principally consist of patent rights, including three patent portfolios which we acquired in October 2015 from Intellectual Ventures. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. To date, we have not generated any significant revenues from our intellectual property rights.

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

Fees generated in connection with the management of litigation are paid to us by a third-party funding source in support of the litigation seeking to enforce our intellectual property rights. Our agreement with the funding source provides that the funding source pays the litigation costs and provides that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. As a result, in connection with litigation funded by the third party, we would, if the litigation is successful, receive fees both for managing the litigation and from a license of the intellectual property, which will be net of that portion of the recovery payable to the funding source. However, in negotiating with funding sources for future monetization programs, we may not receive any fees for managing litigation, and, in connection with the agreements that we entered into in 2016 with a funding source for two of our intellectual property portfolios, we do not receive any such fees. In such cases, the funding source would only make payments to the law firm representing us, and the terms of our engagement of counsel would have to be satisfactory to the funding source.

To a significantly lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

Inventor Royalties, Contingent Litigation Funding Fees and Contingent Legal Expenses

In connection with the investment in certain patents and patent rights, certain of our operating subsidiaries executed agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.

Our operating subsidiaries may engage third party funding sources to provide funding for patent licensing and enforcement. The agreements with the third party funding sources may provide that the funding source receives a portion of any negotiated fees, settlements or judgments. In certain instances, these third party funding sources are entitled to receive a significant percentage of any proceeds realized until the third party funder has recouped agreed upon amounts based on formulas set forth in the underlying funding agreement, which may reduce or delay and proceeds due to us.

Our operating subsidiaries may retain the services of law firms in connection with their licensing and enforcement activities. These law firms may be retained on a contingent fee basis whereby the law firms are paid by the funding source on a scaled percentage of any negotiated fees, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained. Depending on the amount of any recovery, it is possible that all the proceeds from a specific settlement may be paid to the funding source and legal counsel.

The economic terms of the inventor agreements, funding agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, proceeds sharing rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by the operating subsidiaries. Inventor royalties, payments to non-controlling interests, payments to third party funding providers and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor royalties, payments to third party funding sources and contingent legal fees expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

In March 2014, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Mobile Data. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party. In April and June 2014, as part of a structured licensing program for the Mobile Data portfolio, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. As of the March 28, 2017, the third party funding source has advanced approximately $3,000,000 in litigation fees, costs and expenses. Under the terms of the funding agreement, the third party funder is entitled to a priority return of funds advanced from any proceeds recovered. We received management fees and management support services expenses relating to this agreement.

In connection with any litigation seeking to enforce our intellectual property rights, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by us or its operating subsidiaries, could materially harm our operating results and financial position. Since the operating subsidiaries do not have any assets other than the patents, and the Company does not have any available financial resources to pay any judgment which a defendant may obtain against a subsidiary, such a judgement may result in the bankruptcy of the subsidiary and/or the loss of the patents, which are the subsidiaries’ only assets.

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted certain defendants’ motion for summary judgment of non-infringement, and Quest Licensing Corporation has appealed the summary judgment. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Although the motion, if granted, would result in a judgment against Quest Licensing Corporation, such subsidiary does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreement with United Wireless. The possible amount of any judgment cannot be estimated and the funding source for the litigation will not provide us with funds to pay an adverse judgment. We believe that we have valid defenses to the claim for attorneys’ fees. The agreements with the funding sources do not cover payment of any judgment against us.

Acquisition of Patents; Agreements with United Wireless

On October 22, 2015, we acquired three patent portfolios from Intellectual Ventures, which we assigned to three newly-formed subsidiaries. We made the first and second of three payment due to Intellectual Ventures with the proceeds of the sale of securities to United Wireless. Pursuant to our agreements with United Wireless:

●	We sold to United Wireless 50,000,000 shares of common stock for $250,000.
●	We borrowed a total of $2,500,000 from United Wireless through December 31, 2016, for which we issued our 10% promissory notes due September 30, 2020. Of this amount, $2,000,000 was paid directly to Intellectual Ventures as the first and second installments of the purchase price of the patents we purchased from Intellectual Ventures, and $500,000 was paid to us for working capital, including costs of the financing.
●	We granted United Wireless an option to purchase a total of 50,000,000 shares of common stock.
●	We entered into a monetization proceeds agreement pursuant to which we gave United Wireless a 15% interest in the net monetization proceeds, as defined in the agreement, generated from both the patents acquired from Intellectual Ventures and our financial data and mobile data portfolios, which continues as long as we receive revenue, whether from litigation or otherwise, from these patents.
●	We granted United Wireless a security interest in the proceeds of the patents acquired from Intellectual Ventures and our financial data and mobile data portfolios and a pledge of the stock of the three subsidiaries that own the patents we acquired from Intellectual Ventures.
●	In the event that certain events of default, which are called Conversion Eligible Events of Default, have occurred and are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United Wireless shall have the obligation to make the payment to Intellectual Ventures, and immediately upon United Wireless’ payment to Intellectual Ventures, we shall be deemed to have assigned to United Wireless or its designee ownership of the stock of the three subsidiaries that hold the patents we acquired from Intellectual Ventures, and our obligations on the notes, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Ventures, terminate. Also, if a Conversion Eligible Event of Default occurs, the outstanding notes become convertible at a conversion price equal to 90% of the closing sale price of our common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion.

In addition to our obligation to increase our authorized common stock to 1,250,000,000, which we satisfied by amending our certificate of incorporation in January 2016, we agreed, in the event that, in the future, the number of authorized shares of common stock is not sufficient to enable the full conversion of the notes, unless the share price subsequently increases so that we would have sufficient shares, the Company will have 135 days from the last such date we had sufficient shares to enable full conversion of the notes to take all corporate action necessary so that we have sufficient shares of common stock for full conversion of the notes (including, without limitation an increase in authorized common stock, reverse split of a combination of an increase in authorized common stock and a reverse split). The failure to do so may be a Conversion Eligible Event of Default. As a result of a decline in our stock price, since February 13, 2017, we have not had sufficient authorized shares of common stock to meet the required authorized common stock necessary for United Wireless to convert its notes. Pursuant to the securities purchase agreement with United Wireless, unless the stock price increases so that we would have sufficient shares, we have 135 days to increase our authorized common stock. On March 28, 2017, our board of directors approved an amendment to our certificate of incorporation to increase our authorized common stock to 10,000,000,000 shares, subject to stockholder approval. In the event that we have not increased our authorized stock when required under the stock purchase agreement, United Wireless may be able to declare a Conversion Eligible Event of Default under the notes.

We granted United Wireless certain registration rights with respect to the shares issued at the closing, the shares issuable upon exercise of the purchase option and, if requested by the note holders, the common stock issuable upon conversion of the note if the notes become convertible.

As long as United Wireless’ stockholdings exceed 10%, United Wireless has the right to designate one member of the board of directors and at such time and for as long as United Wireless’ stockholdings exceed 24.9%, United Wireless may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United Wireless agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. We agreed that the size of the board would not exceed five. The 50,000,000 shares of common stock purchased by United Wireless at the closing have been transferred to Andrew C. Fitton (35,000,000 shares) and Michael R. Carper (15,000,000 shares).

Because of both our financial position and the terms of our agreements with United Wireless, including the possibility that the notes may become convertible at a discount from market and United Wireless’ rights if a Conversion Eligible Event of Default occurs, it is very difficult for us to raise any funds in the equity or debt market. Our only potential source funds would be from funding sources who would finance litigation for one or more of our patent portfolios. Such funding sources would typically pay our litigation counsel and would only receive any funds if we are successful in the litigation, in which event the funding source would receive its compensation for providing the funding based on a percentage of the recovery, as defined in the particular agreement.

At present, we are pursuing litigation with respect to our mobile data portfolio, anchor structure portfolio and power management/bus control portfolio. We cannot estimate when or whether we will receive any revenue from these litigations. One action has been dismissed with prejudice and a second has been dismissed without prejudice. The remaining actions, described in Item 1. Business, are pending.

If we are unable to monetize our patents, we cannot assure you that we will be able to pay the notes to United Wireless, which could result in our inability to continue in business and could result in our bankruptcy.

Results of Operations

Years Ended December 31, 2016 and 2015

The following table shows the revenue and cost of revenue from our three categories of revenue for the years ended December 31, 2016 and 2015:

	Year ended December 31,
	2016		2015
Revenues:
Licensed packaging sales	$18,391	1.5%	$33,029	6.6%
Patent licensing fees	385,000	30.5%	215,000	43.2%
Management fees	860,823	68.0%	250,366	50.2%
Total	1,264,214	100.0%	498,395	100.0%

Cost of revenues:
Cost of sales	4,842	0.4%	13,315	6.3%
Royalties	350,204	29.8%	112,144	53.4%
Management support services	818,922	69.8%	84,708	40.3%
Total	1,173,968	100.0%	210,167	100.0%

Revenues for the year ended December 31, 2016 were approximately $1,264,214, as compared with $498,395 in 2015, an increase of $765,819, or approximately 154%. The increase in 2016 reflects an increase in patent licensing fees of $170,000 and an increase in management fees of $610,457 reflecting an increase in payments we received from the third party funding source in connection with the Mobile Data Portfolio litigation, which commenced in 2014, which was offset by a decrease of approximately $15,000 in licensed sales. The patent licensing fees of $215,000 in 2015 resulted from the settlements of Von Kohorn Portfolio litigation, as compared with $75,000 from that litigation in 2016. The remaining difference of $310,000 is attributable to settlements from the Mobile Data Portfolio litigation. The management fees are based on the terms of the funding agreement and any patent licensing fees that we recognize as a result of the litigation are totally dependent upon the timing and success of the litigation and we cannot assure you that either our management fees will continue or that we will derive any further revenue from patent licensing fees from the Mobile Data Portfolio litigation. We do not receive any management fees in connection with the litigation relating to our Anchor Structure Portfolio and Power Management/Bus Control Portfolio. We cannot assure you that we will generate any significant management fees in the future.

Cost of revenues was approximately $1,174,000 for 2016 as compared with approximately $210,000 for 2015. Our cost of revenue includes expenses which we incurred in connection with the Mobile Data Portfolio litigation and royalties we pay in connection with license fees. Cost of revenues for 2015 includes approximately $18,750 of royalties paid in connection with the Von Kohorn licenses, approximately $310,000 of royalties paid in connection with the Mobile Data Portfolio, approximately $819,000 for management support services in connection with management of the Mobile Data Portfolio litigation, and approximately $5,000 relating to TurtlePakTM. Cost of revenues for 2015 includes approximately $112,000 of royalties paid in connection with the Von Kohorn licenses, approximately $85,000 for management support services in connection with management of the Mobile Data Portfolio litigation, and approximately $13,000 relating to TurtlePakTM.

Selling, general, and administrative expenses for the 2016 increased by approximately $205,000, or 36%, from approximately $562,000 in 2015 to approximately $767,000 in 2016. Our principal selling, general and administrative expense for 2016 and 2015 was executive compensation, which was approximately $300,000 for 2016 and approximately $315,000 for $2015. Executive compensation in 2015 included $63,000 of stock-based compensation. We did not incur stock-based compensation in 2016. Selling, general and administrative expenses reflect amortization expense of approximately $261,784 and approximately $57,500 for 2016 and 2015, respectively, related to amortization of the patent assets acquired from Intellectual Ventures in October 2015. Selling, general and administrative expenses in 2016 and 2015 also reflect an approximately $10,000 and $32,000 gain, respectively, resulting from the settlement of an account payable for less than the amount previously accrued.

Other expense consists primarily of interest expense of approximately $337,000 in 2016 as compared with approximately $51,000 in 2015.

As a result of the foregoing we had a net loss of approximately $1,051,000, or $0.003 per share (basic and diluted) for 2016 compared to net loss of approximately $328,000, or $0.001 per share (basic and diluted), for 2015.

Liquidity and Capital Resources

At December 31, 2016, we had current assets of approximately $266,000, current liabilities of approximately $3,659,000. Our current liabilities include approximately $919,000 payable to Intellectual Ventures, approximately 2,064,000 payable to United Wireless and loans payable of $163,000 and accrued interest of $248,913 due to former directors and minority stockholders. As of December 31, 2016, we have an accumulated deficit of approximately $15,381,000 and a negative working capital of approximately $3,394,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC. Because our agreements with our litigation funding sources do not require us to make any payments relating to the litigation, we do not incur expenses with respect to litigation covered by the funding sources.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

Historically, our only source of financing was loans from officers and directors. In October 2015, we entered into an agreement with United Wireless, pursuant to which we have borrowed $2,500,000 from United Wireless and United Wireless agreed to provide us with additional loans in the amount of $1,750,000, as described under “Item 1. Business – Agreements with United Wireless.”

We have agreements with funding sources which are providing litigation financing in connection with our pending litigations relating to our mobile data, anchor structure and power management/bus control portfolios. The agreements with the funding sources provide we have no obligation to the funding source with respect to legal expenses in connection with litigation covered by the funding sources until and unless there is a recovery, in consideration of which the funding sources will participate in any recovery which is generated. To the extent that litigation counsel provides services on a contingent fee or partial contingent fee basis, counsel may also participate in the recovery. Our agreements with United Wireless provide that United Wireless also participates in any recovery. To the extent that the funding source, counsel or United Wireless participate in any recovery, the amount allocated to us is reduced. We cannot assure you that we will be able to generate any revenue from any litigation. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets.

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017, the court granted the remaining defendants’ motion for summary judgment of non-infringement, which we have appealed. Following the court’s decision granting the defendant’s motion for summary judgment, those defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Although the motion, if granted, would result in a judgment against Quest Licensing Corporation, such subsidiary does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreement with United Wireless. The funding for the litigation will not provide us with funds in the event of an adverse judgment. We believe that we have valid defenses to the claim for attorneys’ fees. However, we can give no assurance that we will prevail in opposing the motion for legal fees.

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

Patent Licensing Fees

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

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with our patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent litigation funding fees, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs. These costs are included under the caption “Cost of revenues” in the accompanying consolidated statements of operations. No such fees are recognized as a cost of revenue to the extent that we have no obligation with respect to fees prior to a settlement or license.

Inventor Royalties, Contingent Litigation Funding Fees and Contingent Legal Expenses. Inventor royalties are expensed in the consolidated statements of operations in the period that the related revenues are recognized.

Contingent litigation funding and legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent litigation funding fees are paid.

Accounts Receivable

Accounts receivable, which generally relate to management fees, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. We recorded an allowance for doubtful accounts of $0 as of December 31, 2016 and December 31, 2015, respectively.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment was recorded for the year ended December 31, 2016.

Derivative Financial Instruments

Management evaluates the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a liability and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, management uses a Black Scholes model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months after the balance sheet date.

Beneficial Conversion Features

The Company evaluates the conversion feature for whether it was beneficial as described in ASC 470-30. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

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

Recent Accounting Pronouncements

Management has adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which amends ASC 718 – account for forfeitures as they occur. Policy election only relates to the service condition aspects of awards; the likelihood of achieving performance conditions will still need to be assessed each period. There was no impact from the adoption of this ASU on our financial statements.

Management is currently evaluating ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and ASC 842 “Leases” for future adoption. Other than those pronouncements, management does not believe that there are any other recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on our financial statements.

Going Concern

We have an accumulated deficit of approximately $15,381,000 and negative working capital of approximately $3,394,000 as of December 31, 2016. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain, and our use of the funds from funding sources relating to the monetization of our intellectual property may not be available for working capital purposes. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The financial statements start on Page F-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2016, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2016, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2016.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only full time employee, serving as both chief executive officer and chief financial officer, and who does not have an accounting background, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

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

Until we generate significantly greater revenues and employ accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

A material weakness (within the meaning of PCAOB Auditing Standard No. 5) is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of our financial reporting.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2016, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jon C. Scahill	40	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	49	Chief technology officer and director
Dr. William Ryall Carroll	41	Director

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

Jon C. Scahill, A Class I director, has been president and chief executive officer since January 2014 and a director since 2007. He was appointed secretary in April 2014. He also served as president and chief operating officer from May 2007 to December 2013. From December 2006 to May 2007, Mr. Scahill was founder and managing director of the Urban-Rigney Group, LLC, a private consultancy specializing in new business/new venture development, operations optimization, and strategic analysis. Prior to launching his consultancy business, Mr. Scahill held numerous positions in sales and marketing, technical management, and product development in the consumer products/flexible packaging arena. Mr. Scahill holds a B.S. in chemical engineering from the University of Rochester, an MBA in finance, strategy and operations from Rochester's Simon Graduate School of Business and a JD from Pace Law School. Mr. Scahill is admitted to practice in New York, Florida and the District of Columbia, and he is a registered patent attorney admitted to practice before the United States Patent and Trademark Office.

Timothy J. Scahill, a Class II director, has a director since October 2014 and our chief technology officer since 2007. Mr. Scahill is also currently a managing partner of Managed Services Team LLC, an IT services provider. Prior to Managed Services Team, he was president of Layer 8 Group, Inc. from August 2005 to December 2012, at which time Layer 8 merged with Structured Technologies Inc. to form Managed Services Team LLC. In his roles he has taken the responsibility for business strategy, acquisition, execution, as well as financial management. His entrepreneurial acumen and proven record of successful management with sole discretionary responsibility, demonstrate the scope of his capability and his value to delivering results. He serves on the boards of the Upstate New York Technology Council, is an investor in Greater Rochester Enterprise, Pariemus Rochester and also serves on the Corporate Advisory Board for Habitat for Humanity. He is a member of Greater Rochester Enterprise and CEO Roundtable Chair.

Dr. William Ryall Carroll, a Class III director, has been a director since October 2014. Dr. Carroll has been associate professor and chairman of the marketing department at St. John’s University College of Business since July 2014. From September 2008 until June 2014, Dr. Carroll was an assistant professor in the marketing department of St. John’s University College of Business. Dr. Carroll is founder, chief executive officer and owner of Raiserve Inc., a web-based platform for monetizing non-profit programmatic work in the area of service formed in October 2014. Dr. Carroll’s research focuses on consumer behavior and behavioral decision theory. Dr. Carroll's work has been published in top academic journals including the Journal of Advertising, Marketing Letters, as well in books such as Psycholinguistic Phenomena in Marketing Communications. In addition to his research Dr. Carroll has taught Marketing at the executive, graduate and undergraduate level across in the United States, Europe and Asia. Prior to pursuing his academic career, Dr. Carroll held various marketing positions at NOP Worldwide Marketing Research Company and Ralston Purina Company. Dr. Carroll earned his BA in Economics from the University of Rochester, his MS in Marketing Research from the University of Texas in Arlington, and his PhD from City University of New York – Baruch College.

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2016 and 2015, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Jon Scahill, CEO and	2016	$300,000	-	-	-	-	-	-	$300,000
President	2015	252,000	-	$63,000	-	-	-	-	315,000

Employment Agreements

Pursuant to the restated employment agreement, dated November 30, 2014, we agreed to employ Jon C. Scahill as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. In March 2016, the board of directors increased Mr. Scahill’s annual salary to $300,000, effective January 1, 2016. Mr. Scahill is entitled to a bonus if we meet or exceed performance criteria established by the compensation committee. In August 2016, the board of directors approved annual bonus compensation to Mr. Scahill equal to 30% of the amount by which our consolidated income before income taxes exceeds $500,000, but, if we are subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). Mr. Scahill is also eligible to participate in any executive incentive plans which we may adopt. Pursuant to the agreement, we issued to Mr. Scahill warrants to purchase 60,000,000 shares, representing the warrants that had been previously covered in his prior employment agreement but which had never been issued, and we issued to Mr. Scahill a restricted stock grant for 30,000,000 shares which vested on January 15, 2015. In the event that we terminate Mr. Scahill’s employment other than for cause or as a result of his death or disability, we will pay him severance equal to his salary for the balance of the term and, if he received a bonus for the previous year, an amount equal to that bonus, as well as continuation of his insurance benefits. Mr. Scahill also waived accrued compensation of $1,167,705, representing his accrued salary for periods prior to January 1, 2014. The restated employment agreement also includes mutual general releases between Mr. Scahill and us. In March 2016, the board of directors permitted Mr. Scahill to devote a portion of his time on a part-time basis as a contract partner or counsel for a New York City law firm as long as such activities did not interfere with his duties as our president and chief executive officer. Since March 1, 2017, Mr. Scahill no longer performs services at the law firm.

Pension Benefits

We currently have no plans that provide for payments or other benefits at, following, or in connection with retirement of our officers.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2016.

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

Directors’ Compensation

No director not named in the Summary Compensation Table received any compensation during 2016 or 2015.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of March 31, 2017, by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of March 15, 2017.

Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jon C. Scahill (2)	91,000,000	24.4%
Andrew C. Fitton(3) 301 Congress Avenue, Suite 1274 Austin, TX 78701	54,866,667	16.6%
United Wireless Holdings, Inc. (3) 301 Congress Avenue, Suite 1274 Austin, TX 78701	16,666,667	5.1%
Tomas Arce 3463 State Street Suite 327 Santa Barbara, CA 93105	25,700,000	8.2%
Herbert Reichlin (4) 19 Fortune Lane Jericho, New York 11573	16,316,000	5.1%
Dr. William Ryall Carroll	484,633	*
Timothy J. Scahill	105,000	*
All officers and directors as a group (three individuals)	91,589,633	24.6%

* less than 1%.

(1)	The address of Mr. Jon C. Scahill, Dr. Carroll and Mr. Timothy J. Scahill is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.
(2)	The shares beneficially owned by Mr. Jon Scahill represent (a) 31,000,000 shares of common stock owned by him, and (b) 60,000,000 shares of common stock issuable upon exercise of a warrant at an exercise price of $0.004 per share through March 1, 2018.
(3)	Represents (a) 38,000,000 shares owned by Mr. Fitton, (b) 200,000 owned by Tele Tech Investments Limited, with respect to which Mr. Fitton has sole power to vote and dispose of the shares, and (c) 16,666,667 shares issuable upon exercise of an option held by United Wireless. Mr. Fitton, as chief executive officer of United Wireless, has the sole power to vote and dispose of the shares owned by United Wireless.
(4)	The shares beneficially owned by Mr. Reichlin include 5,000,000 shares issuable upon the exercise of warrants.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As a result of the sale to United Wireless of 50,000,000 shares of common stock, representing 16.0% of our common stock and its right to name a director, United Wireless may be deemed to be a related party as of December 31, 2016. United Wireless had no relationship with us prior to the closing of the securities purchase agreement and related agreements in October 2015. See “Item 1. Business – Agreements with United Wireless” for information concerning our agreements with and obligations to United Wireless.

Managed Services Team LLC, an entity for which Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We are obligated to pay for these services at usual and customary rates. In 2016, the cost of these services was approximately $2,100.

Director Independence

Dr. Carroll is an “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Malone Bailey, LLP, for each of our last two fiscal years for the categories of services indicated.

	Fiscal Year Ended December 31
	2016	2015

Audit fees	$28,500	$22,500
Audit – related fees	0	0
Tax fees	0	0
All other fees	1,500	1,500

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.

All other fees relate to professional services rendered in connection our registration statement.

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

Date: April 17, 2017

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, chief executive officer, acting chief financial officer and president	April 17, 2017
Jon C. Scahill	(principal executive, financial and accounting officer)

/s/ Timothy J. Scahill	Director	April 17, 2017
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	April 17, 2017
Dr. William Ryall Carroll

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Quest Patent Research Corporation

Rye, New York

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation (a Delaware Corporation) and its subsidiaries (collectively, the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Quest Patent Research Corporation, Inc. and its subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2, the Company has incurred a series of net losses resulting in negative working capital as of December 31, 2016. These conditions raise substantial doubt as to the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

www.malonebailey.com

Houston, Texas

April 17, 2017

Quest Patent Research Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2016	2015
ASSETS
Current assets
Cash and cash equivalents	$208,324	$331,506
Accounts receivable	54,994	41,552
Other current assets	2,490	5,924
Total current assets	265,808	378,982

Patents, net of accumulated amortization of $319,284 and $57,500, respectively	2,056,947	2,318,731

Total assets	$2,322,755	$2,697,713
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$123,803	$69,884
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion, net of unamortized discount of $80,528 and $0	919,472	1,000,000
Loan payable – related party , net of unamortized discount and debt issuance costs of $616,176 and $0	2,001,889	-
Accrued interest – loans payable related party	62,348	-
Accrued interest - loans payable third party	248,913	232,614
Derivative liability	140,000	-
Total current liabilities	3,659,425	1,465,498
Non-current liabilities
Loan payable – related party, net of unamortized discount and debt issuance costs of $0 and $$687,754	-	562,246
Accrued Interest – loans payable related party	-	24,316
Purchase price of patents, long term – net of unamortized discount of $0 and $173,769	-	826,231
Total liabilities	3,659,425	2,878,291
Stockholders' deficit
Preferred stock – Par Value $0.00003 – authorized 10,000,000 shares – no shares issued and outstanding	-	-
Common stock, par value $0.00003; authorized 1,250,000,000 at December 31, 2016 and 2015; shares issued and outstanding 313,038,334 and 313,038,334, at December 31, 2016 and 2015, respectively	9,391	9,391
Additional paid-in capital	14,032,882	14,232,882
Accumulated deficit	(15,381,430)	(14,425,448)
Total Quest Patent Research Corporation deficit	(1,339,157)	(183,175)
Non-controlling interest in subsidiaries	2,487	2,597
Total stockholders’ deficit	(1,336,670)	(180,578)
Total liabilities and stockholders’ deficit	$2,322,755	$2,697,713

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2016	2015
Revenues
Licensed packaging sales	$18,391	$33,029
Patent licensing fees	385,000	215,000
Management fees	860,823	250,366
	1,264,214	498,395
Operating expenses
Cost of revenues:
Cost of sales	4,842	13,315
Royalties	350,204	112,144
Management support services	818,922	84,708
Selling, general and administrative expenses	766,963	561,937

Total operating expenses	1,940,931	772,104

Loss from operations	(676,717)	(273,709)

Other expense
Income tax	(2,159)	(1,719)
Gain on derivative	60,000
Interest expense	(337,216)	(51,842)
Total other expense	(279,375)	(53,561)

Net loss	(956,092)	(327,270)
Net income (loss) attributable to non-controlling interest in subsidiaries	110	(682)
Net Loss Attributable to Quest Patent Research Corporation	$(955,982)	$(327,952)
Net loss per share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – Basic and Diluted	313,038,334	271,394,498

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2014	233,038,334	$6,991	$13,734,259	$(14,097,496)	$1,915	$(354,331)

Compensation expense relating to restricted stock grant	30,000,000	900	62,100	-	-	63,000

Sale of common stock	50,000,000	1,500	248,500	-	-	250,000
Discount on debt	-	-	188,023	-	-	188,023
Net loss	-	-	-	(327,952)	682	(327,270)

Balances as of December 31, 2015	313,038,334	9,391	14,232,882	(14,425,448)	2,597	(180,578)
Reclassification of fair value of stock options to derivative liability	-	-	(200,000)	-	-	(200,000)
Net loss	-	-	-	(955,982)	(110)	(956,092)
Balances as of December 31, 2016	313,038,334	$9,391	$14,032,882	$(15,381,430)	$2,487	$(1,336,670)

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2016	2015

Cash flows from operating activities:
Net loss	(956,092)	$(327,270)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	164,819	11,227
Gain on derivative	(60,000)	-
Share-based compensation	-	63,000
Depreciation and amortization	261,784	57,500
Interest accrued but not paid	156,100	24,316

Changes in operating assets and liabilities
Accounts receivable	(13,442)	(19,052)
Other current assets	3,434	(4,262)
Accounts payable and accrued expenses	70,215	(4,685)

Net cash used in operating activities	(373,182)	(199,226)

Cash flows from financing activities:
Proceeds from loans, net of debt issue cost of $60,958	250,000	189,042
Sale of common stock	-	250,000
Net cash from investing activities	250,000	439,042

Net increase (decrease) in cash and cash equivalents	(123,182)	239,816

Cash and cash equivalents at beginning of year	331,506	91,690

Cash and cash equivalents at end of year	$208,324	$331,506

Non Cash Investing and Financing Activities
Accounts payable for patent purchase	$-	$2,000,000
Reclassification of fair value of stock options to derivative liability	200,000	-
Discounts on patents	-	173,769
Loan proceeds paid directly from lender to seller of patents	1,000,000	1,000,000
Discount on debt - $450,000 being an allocation of the patent cost and $188,023 being an allocation of the additional purchase options	-	638,023
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes	$2,159	$1,719
Interest	-	-

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2016 and 2015.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation (“The Company”)

Quest Licensing Corporation (NY) (wholly owned)

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

Accounts Receivable

Accounts receivable, which generally relate to management fees, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful.  The Company recorded an allowance for doubtful accounts of $0 as of December 31, 2016 and December 31, 2015, respectively.

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

Impairment of long-lived assets

Long-lived assets, including intangible assets with a finite life, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment was recorded for the years ended December 31, 2016 and 2015.

Derivative Financial Instruments

The Company evaluates the embedded conversion feature within its convertible debt instruments under ASC 815-15 and ASC 815-40 to determine if the conversion feature meets the definition of a liability and, if so, whether to bifurcate the conversion feature and account for it as a separate derivative liability. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. For stock-based derivative financial instruments, the Company uses a Black Scholes model, in accordance with ASC 815-15 “Derivative and Hedging” to value the derivative instruments at inception and on subsequent valuation dates. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative instrument liabilities are classified in the balance sheet as current or non-current based on whether net-cash settlement of the derivative instrument could be required within 12 months after the balance sheet date.

Beneficial Conversion Features

The Company evaluates the conversion feature for whether it was beneficial as described in ASC 470-30. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 4 for information about derivative liabilities.

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

Patent Licensing Fees

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

Cost of Revenues

Cost of revenues include the costs and expenses incurred in connection with our patent licensing and enforcement activities, including inventor royalties paid to original patent owners, contingent litigation funding fees, contingent legal fees paid to external patent counsel, other patent-related legal expenses paid to external patent counsel, licensing and enforcement related research, consulting and other expenses paid to third-parties and the amortization of patent-related investment costs. These costs are included under the caption “Cost of revenues” in the accompanying consolidated statements of operations. No such fees are recognized as cost of revenue to the extent that the Company has no obligation with respect to such fees prior to a settlement or license.

Inventor Royalties, Litigation Funding Fees and Contingent Legal Expenses.

Inventor royalties are expensed in the consolidated statements of operations in the period that the related revenues are recognized.

Contingent litigation funding and legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent litigation funding fees are paid.

Research and development

Research and development costs are expensed as incurred. We did not incur any research and development costs in the years ended December 31, 2016 and 2015.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2016 and 2015.

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

Concentration of credit risk

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any such losses in these accounts. Approximately 68% of revenues for 2016 and approximately 50% of revenues for 2015 represented management fees received from the funding source relating to certain intellectual property infringement actions.

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

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no material effect on the reported results of operations.

Recent Accounting Pronouncements

The Company has early-adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which amends ASC 718 – account for forfeitures as they occur. Policy election only relates to the service condition aspects of awards; the likelihood of achieving performance conditions will still need to be assessed each period. There was no impact from the adoption of this ASU on the Company’s financial statements.

The Company is currently evaluating ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)” and ASC 842 “Leases” for future adoption. Other than those pronouncements, management does not believe that there are any other recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company's financial statements.

Going Concern

During the period from 2008, when the Company changed its business to become an intellectual property management company, through 2016, the Company generated a cumulative loss of approximately $15,381,000. The Company’s total current assets were approximately $266,000 at December 31, 2016. At December 31, 2016, the Company had a working capital deficiency of approximately $3,394,000, and it had negative working capital at December 31, 2016 and 2015. The Company requires funding for its operations. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and there exists substantial doubt about the ability of the Company to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 –DEBT

The following table shows the Company’s debt at December 31, 2016 and 2015.

	December 31,
	2016	2015
Debt:
Loans payable – third party	$163,000	$163,000
Loans payable – related party
Gross	2,618,065	1,250,000
Accrued interest	62,348	24,316
Unamortized discount	(616,176)	(687,754)
Net loans payable – related party	$2,064,237	$586,562

The loan payable – third party is a demand loan made by former officers and directors, now unrelated third parties, and shareholders in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum.

The loan payable – related party at December 31, 2016 represents the principal amount of the Company’s 10% note to United Wireless in the amount of $2,618,065. On March 16, 2017, United Wireless delivered a letter claiming that the Company’s failure to maintain the effectiveness of a registration statement constituted a maintenance failure under the registration rights agreement. While the Company believes that it has valid defenses to any claim that United Wireless may make, the failure to maintain the effectiveness of the registration statement is an event default under the note, therefore the loan payable has been classified as a current liability. Because of its stock ownership in the Company and its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the consummation of the transactions described in this Note 3, the Company had no relationship with United Wireless.

Interest on the note, along with interest on all notes issued pursuant to the securities purchase agreement, accrues through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. Accordingly, the accrued interest is included in loans payable, related party. At December 31, 2016, accrued interest of $118,065 had been capitalized.

Pursuant to the securities purchase agreement and the related agreements that were executed contemporaneously with the securities purchase agreement:

●	The Company borrowed a total of $1,250,000 and $1,250,000 from United Wireless in 2016 and 2015, respectively, for which the Company issued its 10% promissory note due September 30, 2020. Notes in the amount of $1,000,000 were issued on October 22, 2015 and September 30, 2016 to pay the first payments to Intellectual Ventures Assets 16, LLC (“Intellectual Ventures”) on account of the first two installments of the purchase price of the patents purchased from Intellectual Venture (see Note 6), and the balance was paid in cash to the Company for working capital.

●	The Company sold United Wireless 50,000,000 shares of common stock for $250,000.

●	The Company granted United Wireless an option to purchase 50,000,000 shares of common stock at varying exercise prices. See Note 5.

●	United Wireless agreed to make an additional loan of $1,000,000 to pay the third installment of the purchase price due to Intellectual Ventures on September 30, 2017, and an additional $750,000 for working capital.

●	If the Company is in default under certain covenants in the notes, which defaults are called Conversion Eligible Events of Default, and such defaults are continuing on the date the final $1,000,000 payment is due to Intellectual Ventures, United Wireless has the obligation to make the payment, and immediately upon the United Wireless’ payment to Intellectual Ventures, the Company shall be deemed to have assigned, transferred and conveyed to United Wireless and/or its nominee full, absolute and unconditional title to and ownership of the stock of three subsidiaries that hold the patents acquired from Intellectual Ventures, and our obligations on the notes including the conversion rights, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Venture, terminate, and United Wireless will have no further obligation to make working capital loans to us. Conversion Eligible Events of Default include the breach of selected representations and warranties and covenants contained in the securities purchase agreement and the note, including our failure to pay principal of any note or interest and other charges in excess of $100,000.

●	The entered into a monetization proceeds agreement pursuant to which United Wireless received the right to receive 15% of the net monetization proceeds received from (a) the patents acquired by the Company from Intellectual Ventures and (b) the patents in the Company’s mobile data and financial data intellectual property portfolios.

●	The Company’s obligations under the agreements with United Wireless, including the notes and the monetization proceeds agreement, are secured by a pledge of the stock of the three subsidiaries that hold the patents acquired from Intellectual Ventures and by the proceeds from the intellectual property represented by (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios.

F-13

●

Although the notes have no conversion rights, if a Conversion Eligible Event of Default occurs, the notes become convertible at a conversion price equal to 90% of the closing sale price of the Company’s common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion. Management has evaluated the conversion feature for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity's Own Stock and concluded that it meets the criteria for classification in stockholders' equity. The note contains a limitation on conversion whereby it is convertible except to the extent that the number of shares of the Company’s common stock to be issued upon such conversion exceeds the number of authorized but unissued shares of Common Stock; provided, that the Company shall then promptly seek stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing its authorized Common Stock to at least the sum of the number of shares of Common Stock outstanding plus the Required Reserve Amount. As a result of the potential inability to have sufficient available authorized common stock due to the reserve requirement, certain other outstanding instruments have been accounted for as derivative liabilities as of January 22, 2016 (see Note 4). As a result of fluctuations in the Company’s stock price, at various times during 2016, beginning May 4, 2016 and through December 31, 2016, but never for a period exceeding 135 days, the Company had insufficient authorized shares of common stock necessary for United Wireless to convert its notes and exercise its options. Because of a decrease in the price of our common stock, since February 13, 2017, we did not have a sufficient number of shares to meet the authorized share requirements. United Wireless has not requested that we increase the common stock.

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

The fair value of the options (see Note 5) granted to United Wireless was $220,000.

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

The allocation of proceeds resulted in a discount from the note payable of $188,023. In addition, the Company recognized a discount associated with the monetization agreement of $450,000. These discounts and debt issuance costs of $60,958, total $698,981, will be amortized and charged to interest expense over the life of the notes using the effective interest rate method. As of December 31, 2016 and December 31, 2015, $82,805 and $11,227 of the discount and debt issuance cost have been amortized, respectively. The effective interest rate on the notes, including the discount, is 33%.

NOTE 4 –DERIVATIVE LIABILITIES

Because there is not a fixed conversion price, remaining compliant with the reserve requirement under the United Wireless note is outside of the control of the Company. As a result of this, the Company has a potential inability to have sufficient available authorized common shares to settle certain outstanding instruments beginning with the date that the reserve requirement went into effect on January 22, 2016. Although there is a limit on the number of shares issuable under the note, absent an increase in the stock price or an increase in authorized shares, there are potentially not enough authorized shares to satisfy the exercise of the options, thus the Company determined the options qualify as derivative liabilities under ASC Topic 815. On January 22, 2016, the Company reclassified all non-employee warrants and options as derivative liabilities and revalued them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.

As of December 31, 2016, and January 22, 2016, the aggregate fair value of the outstanding derivative liability was approximately $140,000 and $200,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended December 31, 2016:

Period Ended December 31,
2016
Volatility	471% - 488%
Risk-free interest rate	1.36%
Expected dividends	-%
Expected term	3.75 – 4.70 years

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2016:

	Fair Value Measurements as of December 31, 2016
	Level 1	Level 2	Level 3
Assets
None	-	-	-
Total assets	-	-	-
Liabilities
Conversion option derivative liability	-	-	140,000
Total liabilities	$-	$-	$140,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of December 31, 2016
Beginning balance	$-
Fair value on date of initial recognition of derivative	200,000
Change in fair value	(60,000)
Ending balance	$140,000

NOTE 5 -STOCKHOLDERS’ EQUITY

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

Pursuant to the restated employment agreement dated November 30, 2014, the Company issued to its chief executive officer a stock grant for 30,000,000 shares which vested on January 15, 2015. During the year ended December 31, 2015, we recognized compensation expense of $63,000, representing closing price of the common stock on the grant date.

As of December 31, 2016, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2014	5,000,000	0.001	0.75
Granted	50,000,000	0.03	4.75
Cancelled	-	-	-
Expired	5,000,000	-	-
Exercised	-	-	-
Balance - December 31, 2015	50,000,000	0.03	4.75
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2016	50,000,000	0.03	3.75

Options exercisable at end of year	16,666,667	0.01	-

The option for 50,000,000 shares granted in 2015 was granted to a lender as discussed in Note 3 above.

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

As of December 31, 2016, there was no unamortized warrant expense.

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2014	75,000,000	0.0038	2.88
Granted	-	-	-
Cancelled	-	-	-
Expired	10,000,000	-	-
Exercised	-	-	-
Balance - December 31, 2015	65,000,000	0.004	2.17
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2016	65,000,000	0.004	1.17

Warrants exercisable at end of year	65,000,000	0.004	-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	December 31,		amortization period
	2016	2015	(years)
Patents	$3,000,000	$3,000,000	9.8
Less: net monetization obligations	(450,000)	(450,000)
Imputed interest	(173,769)	(173,769)
Subtotal	2,376,231	2,376,231
Less: accumulated amortization	(319,284)	(57,500)
Net value of intangible assets	$2,056,947	$2,318,731	8.15

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2016 represent patents acquired in October 2015 for a purchase price of $3,000,000 of which $1,000,000 was paid in October 2015 and $1,000,000 was paid in September 2016 from the proceeds of the loan from United Wireless, and $1,000,000 is payable in November 2017. The useful lives of the patents, at the date of purchase, was 6-10 years. The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as a selling, general and administrative expense as reflected in the accompanying consolidated statements of operations.

The Company assesses intangible assets for any impairment to the carrying values. As of December 31, 2016 management concluded that there was no impairment to the acquired assets. At December 31, 2016, the book value of the Company’s intellectual property was $2,056,947.

Amortization expense for patents comprised $261,784 and $57,500 for the year ended December 31, 2016 and 2015, respectively.  Future amortization of intangible assets is as follows:

Year ended December 31,
2017	$267,291
2018	267,291
2019	267,291
2020	267,291
2021and thereafter	987,783
Total	$2,056,947

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

The balance of the purchase price of the patents is reflected as follows:

Current Liabilities:	2016	2015
Purchase price of patents, current portion	1,000,000	$1,000,000
Imputed interest	(80,528)
Non-current liabilities:
Purchase price of patents, long term	-	$1,000,000
Imputed interest	-	(173,769)
Total current and non-current	919,472	1,826,231
Effective interest rate of Amortized over 2 years		9.2%

Because the third payment amount of $1,000,000 was due in two years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2016	2015
Balance, beginning of year	$2,597	$1,915
Net income (loss) attributable to non-controlling interest	$(110)	$682
Balance, end of year	$2,487	$2,597

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2016, the Company has generated approximately $4,671,518 of net operating loss (“NOL”) carry forwards which will expire in the years 2024 and beyond. Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382. The Company has had significant equity transactions in both the current and prior periods. Due to this equity activity and the restrictions resulting under Section 382, most of the Company’s NOLs may not be available to offset future taxable income. The Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

	December 31,
	2016	2015
Net operating loss carry forward	$1,868,607	$1,504,114
Intangible Assets	53,100	-
Valuation allowance	$(1,921,707)	$(1,504,114)
Balance, end of year	$-	$-

Tax expense consisted primarily of the following:

	December 31,
	2016	2015
Federal	$-	$-
State	2,159	1,719
Deferred	-	-
Total	$2,159	$1,719

The Company’s tax expense does not reflect the statutory rate since the Company’s deferred tax asset is fully offset by a valuation allowance. The statute of limitations is open for the tax years ending December 31, 2013 and thereafter.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 5 in connection with transactions with United Wireless.

See Note 10 with respect to the employment agreement with the Company’s president and chief executive officer.

During 2016, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In 2016, the cost of these services was approximately $2,100.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to a restated employment agreement, dated November 30, 2014, with the Company’s president and chief executive officer, the Company agreed to employ him as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. In March 2016, the Company’s board of directors increased the chief executive officer’s annual salary to $300,000, effective January 1, 2016. The chief executive officer is entitled to a bonus if we meet or exceed performance criteria established by the compensation committee. In August 2016, the Company’s board of directors approved annual bonus compensation equal to 30% of the amount by which our consolidated income before income taxes exceeds $500,000, but, if the Company is subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). The chief executive officer is also eligible to participate in any executive incentive plans which the Company may adopt.

Inventor Royalties, Contingent Litigation Funding Fees and Contingent Legal Expenses

In connection with the investment in certain patents and patent rights, certain of the Company’s operating subsidiaries executed agreements which grant to the former owners of the respective patents or patent rights, the right to receive inventor royalties based on future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.

The Company’s operating subsidiaries may engage third party funding sources to provide funding for patent licensing and enforcement. The agreements with the third party funding sources may provide that the funding source receive a portion of any negotiated fees, settlements or judgments. In certain instances, these third party funding sources are entitled to receive a significant percentage of any proceeds realized until the third party funder has recouped agreed upon amounts based on formulas set forth in the underlying funding agreement, which may reduce or delay and proceeds due to the Company.

The Company’s operating subsidiaries may retain the services of law in connection with their licensing and enforcement activities. These law firms may be retained on a contingent fee basis whereby the law firms are paid on a scaled percentage of any negotiated fees, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained.

Depending on the amount of any recovery, it is possible that all the proceeds from a specific settlement may be paid to the funding source and legal counsel.

The economic terms of the inventor agreements, funding agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by the Company’s operating subsidiaries, if any, including royalty rates, proceeds sharing rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by the operating subsidiaries. Inventor royalties, payments to noncontrolling interests, payments to third party funding providers and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor royalties, payments to third party funding sources and contingent legal fees expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

In March 2014, the Company entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Mobile Data. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party. In April and June 2014, as part of a structured licensing program for the Mobile Data portfolio, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. As of the date of filing the third party litigation has advanced approximately $3,000,000 in litigation fees, costs and expenses. Under the terms of the funding agreement, the third party funder is entitled to a priority return of funds advanced from any proceeds recovered. The Company’s management fees and management support services expenses relate to this agreement.

Patent Enforcement and Other Litigation

Certain of the Company’s operating subsidiaries are engaged in litigation to enforce their patents and patent rights. In connection with these patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against the Company or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by the Company or its operating subsidiaries, could materially harm the Company’s operating results and financial position. Since the operating subsidiaries do not have any assets other than the patents, and the Company does not have any available financial resources to pay any judgment which a defendant may obtain against a subsidiary, such a judgement may result in the bankruptcy of the subsidiary and/or the loss of the patents, which are the subsidiaries’ only assets.

NOTE 11 – SUBSEQUENT EVENTS

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement, which Quest Licensing Corporation has appealed. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Although the motion, if granted, would result in a judgment against Quest Licensing Corporation, such subsidiary does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under the Company’s agreement with United Wireless. The possible amount of any judgment cannot be estimated and the funding source for the litigation will not provide the Company with funds to pay an adverse judgment. The Company believes that it has valid defenses to the claim for attorneys’ fees.

On March 16, 2017, the Company received a letter from counsel to United Wireless claiming that the Company is in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that the Company did not update the registration statement in November 2016. The note payable to United Wireless has been classified as a current liability as of December 31, 2016.

On March 28, 2017, the board of directors approved, subject to stockholder approval, an increase in its authorized common stock from 1,250,000,000 shares to 10,000,000,000 shares.

