Form 10-Q
period 2017-03-31
QUEST PATENT RESEARCH CORP
filed 2017-05-12
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 313,038,334 shares of common stock are issued and outstanding as of May 12, 2017.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2016, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016

ASSETS

Current assets
Cash and cash equivalents	$70,842	$208,324
Accounts receivable	23,943	54,994
Other current assets	3,659	2,490
Total current assets	98,444	265,808

Patents, net of accumulated amortization of $386,107 and $319,284, respectively	1,990,124	2,056,947

Total assets	$2,088,568	$2,322,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$89,412	$123,803
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion, net of unamortized discount of $59,217 and $80,528, respectively	940,783	919,472
Loan payable – related party, net of unamortized discount and debt issuance costs of $594,678 and $616,176, respectively	2,023,387	2,001,889
Accrued interest – loan payable related party	128,985	62,348
Accrued interest - loans payable third party	252,988	248,913
Derivative liability	90,000	140,000
Total current liabilities	3,688,555	3,659,425

Total liabilities	3,688,555	3,659,425

Stockholders’ deficit:
Preferred stock – par value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $0.00003; authorized 1,250,000,000 shares and 1,250,000,000 at March 31, 2016 and December 31, 2015, respectively; shares issued and outstanding 313,038,334 and 313,038,334, at March 31, 2016 and December 31, 2015, respectively	9,391	9,391
Additional paid-in capital	14,032,882	14,032,882
Accumulated deficit	(15,646,106)	(15,381,430)
Total Quest Patent Research Corporation deficit	(1,603,833)	(1,339,157)

Non-controlling interest in subsidiary	3,846	2,487

Total stockholders’ deficit	(1,599,987)	(1,336,670)

Total liabilities and stockholders’ deficit	$2,088,568	$2,322,755

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2017	2016

Revenues
Licensed sales	$2,817	$9,882
Management fees	12,991	149,279
	15,808	159,161
Operating expenses
Cost of revenue:
Cost of sales	440	3,265
Management support services	13,191	154,064
Selling, general and administrative expenses	198,298	287,446
Total operating expenses	211,929	444,775
Loss from operations	(196,121)	(285,614)

Other Income and (expenses)
Other income		-
Income tax	(3,675)	(2,141)
Gain on derivative	50,000	-
Interest expense	(113,521)	(83,159)
Total Other Income and (expenses)	(67,196)	(85,300)

Net loss	(263,317)	(370,914)
Net income (loss) attributable to non-controlling interest in subsidiaries	(1,359)	65
Net loss attributable to Quest Patent Research Corporation	$(264,676)	$(370,849)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	313,038,334	313,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2017	2016

Cash flows from operating activities:
Net loss	$(263,317)	$(370,913)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	42,809	47,833
Gain on derivative	(50,000)	-
Depreciation and amortization	66,823	47,478
Interest accrued but not paid	66,637	31,250

Changes in operating assets and liabilities
Accounts receivable	31,051	(49,084)
Other current assets	(1,169)	4,846
Accounts payable and accrued expenses	(30,316)	196,299

Net cash used in operating activities	(137,482)	(92,292)

Net increase (decrease) in cash and cash equivalents	(137,482)	(92,292)

Cash and cash equivalents at beginning of period	208,324	331,506

Cash and cash equivalents at end of period	$70,842	$239,214

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	3,675	2,141
Interest	-	-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2017

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2016. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of March 31, 2017.

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $15,646,000 and negative working capital of approximately $3,590,000 as of March 31, 2017. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, and the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 –DEBT

The following table shows the Company’s debt at March 31, 2017 and December 31, 2016.

	March 31,	December 31,
	2017	2016
Debt:
Loans payable – third party	$163,000	$163,000

Loan payable – related party
Gross	2,618,065	2,618,065
Accrued Interest	128,985	62,348
Unamortized discount	(594,678)	(616,176)
Net loans payable – related party	$2,152,372	$2,064,237

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at March 31, 2017, and December 31, 2016, in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also shareholders, but their stockholdings are not significant.

The loan payable – related party at March 31, 2017 represents the principal amount of the Company’s 10% note to United Wireless Holdings, Inc. (“United Wireless”) in the amount of $2,618,065 pursuant to securities purchase agreement dated October 22, 2015 more fully described in our Annual Report on Form 10-K for the year ended December 31, 2016. On March 16, 2017, the Company received a letter from counsel to United Wireless claiming that the Company is in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that the Company did not update the registration statement in November 2016. The damages are computed at 1.5% of the aggregate purchase price paid for such securities, which was $250,000 on the date the registration statement ceases to be effective and each 30 days thereafter. Based on the formula in the registration rights agreement, United Wireless may claim that the Company owe damages of $3,750 per month, starting with November 11, 2016. The note payable to United Wireless has been classified as a current liability as of December 31, 2016. Because of its stock ownership in the Company and its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the consummation of the transactions described in this Note 3, the Company had no relationship with United Wireless.

NOTE 4 –DERIVATIVE LIABILITIES

Because there is not a fixed conversion price, remaining compliant with the reserve requirement under the United Wireless note is outside of the control of the Company. Although there is a limit on the number of shares issuable under the note, absent an increase in the stock price or an increase in authorized shares, there are potentially not enough authorized shares to satisfy the exercise of the options, thus the Company determined the options qualify as derivative liabilities under ASC Topic 815. On January 22, 2016, the Company reclassified all non-employee warrants and options as derivative liabilities and revalued them at their fair values at each balance sheet date. Any change in fair value was recorded as other income (expense) for each reporting period at each balance sheet date.

As of March 31, 2017, and December 31, 2016, the aggregate fair value of the outstanding derivative liability was approximately $90,000 and $140,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended March 31, 2017:

Period Ended March 31,
2017
Volatility	405% - 440%
Risk-free interest rate	1.36%
Expected dividends	-%
Expected term	3.50 – 3.75 years

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2017 and December 31, 2016:

	Fair Value Measurements as of
	31-Mar-17			31-Dec-17
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	-	-	-	-	-	-
Liabilities
Option derivative liability	-	-	90,000	-	-	140,000
Total liabilities	$-	$-	$90,000	$-	$-	$140,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of March 31, 2017
Beginning balance	$140,000
Change in fair value	(50,000)
Ending balance	$90,000

NOTE 5 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock and Options

Pursuant to the restated employment agreement dated November 30, 2014, the Company issued to its chief executive officer a stock grant for 30,000,000 shares which vested on January 15, 2015. For the period ended March 31, 2015 the Company recognized compensation expense of $63,000, representing closing price of the common stock on the grant date. There was no stock-based compensation expense for the three months ended March 31, 2017 or 2016.

As of March 31, 2017, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2016	50,000,000	0.03	3.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2017	50,000,000	0.03	3.5

Warrants

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2016	65,000,000	0.004	1.17
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - March 31, 2017	65,000,000	0.004	0.92

NOTE 6 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2016	$2,487
Net income attributable to non-controlling interest	$1,359
Balance as of March 31, 2017	$3,846

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During the three months ended March 31, 2017 and 2016, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. For the three months ended March 31, 2017 and 2016, the cost of these services was approximately $545 and $600 respectively.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

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

The Company’s operating subsidiaries may retain the services of law firms in connection with their licensing and enforcement activities. These law firms may be retained on a contingent fee basis whereby the law firms are paid on a scaled percentage of any negotiated fees, settlements or judgments awarded based on how and when the fees, settlements or judgments are obtained.

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

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.

●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, which was our principal source of revenue for the three months ended March 31, 2017 and 2016.

●	Licensed packaging sales, which relate to the sale of licensed products

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

On March 16, 2017, we received a letter from counsel to United Wireless claiming that we are in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that we did not update the registration statement in November 2016. The note payable to United Wireless has been classified as a current liability as of March 31, 2017.

On March 28, 2017, the board of directors approved, subject to stockholder approval, an increase in its authorized common stock from 1,250,000,000 shares to 10,000,000,000 shares.

Results of Operations

Three months ended March 31, 2017 and 2016

Revenues for the three months ended March 31, 2017 were approximately $16,000, a decrease of approximately $143,000, or 90%, compared to the three months ended March 31, 2016, which were approximately $159,000. The decrease in revenue was primarily due to a decrease in management fees of approximately $136,000 relating to our services in support of mobile data portfolio litigation which is paid by the firm that is providing the funding for the litigation.

Operating expenses for the three months ended March 31, 2017 decreased by approximately $233,000, or 52%, compared to the three months ended March 31, 2016. Our principal operating expense for the three months ended March 31, 2017 and 2016 were management support services, which were approximately $13,000 for the three months ended March 31, 2017 and approximately $154,000 for the three months ended March 31, 2016. The decrease in management support services was primarily due to a decrease in support services relating to the mobile data portfolio litigation.

Other income for the three months ended March 31, 2017 included $50,000, reflecting the gain on the derivative liability associated with the options granted to United Wireless. We did not realize a gain on derivative liability in the comparable period of 2016. Other income reflects interest expense of approximately $114,000 for the three months ended March 31, 2017 and approximately $83,000 for the three months ended March 31, 2016. The increase in interest expense reflects the interest accrued on our note to United Wireless.

As a result of the foregoing, we realized net loss of approximately $265,000, or $0.001 per share (basic and diluted), for the three months ended March 31, 2017, compared to net loss of approximately $371,000, or $0.001 per share (basic and diluted), for the three months ended March 31, 2016.

Liquidity and Capital Resources

At March 31, 2017, we had current assets of approximately $98,000, and current liabilities of approximately $3,689,000. Our current liabilities include approximately $941,000 payable to Intellectual Ventures, loans payable of approximately $2,618,000 (net of discount of approximately $595,000) and accrued interest of approximately $129,000 payable to United Wireless and loans payable of $163,000 and accrued interest of approximately $253,000 due to former directors and minority stockholders. Our agreement with United Wireless requires United Wireless to lend us the funds to make the payments to Intellectual Ventures. As of March 31, 2017, we have an accumulated deficit of approximately $15,646,000 and a negative working capital of approximately $3,590,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

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

Going Concern

We have an accumulated deficit of approximately $15,646,000 and negative working capital of approximately $3,590,000 as of March 31, 2017. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of March 31, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2016, management has determined that our internal audit our internal controls contains material weaknesses due to insufficient segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. These problems continue to affect us as we only have on full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 12, 2017

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer

