Form 10-Q
period 2017-06-30
QUEST PATENT RESEARCH CORP
filed 2017-08-11
CIK 824416

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 313,038,334 shares of common stock are issued and outstanding as of August 11, 2017

FORWARD LOOKING STATEMENTS

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Quest”, “Company”, “we,” “us,” “our” and similar terms refer to Quest Patent Research Corporation, and its subsidiaries unless the context indicates otherwise.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016

ASSETS

Current assets
Cash and cash equivalents	$14,372	$208,324
Accounts receivable	3,107	54,994
Other current assets	2,982	2,490
Total current assets	20,461	265,808

Patents, net of accumulated amortization of $452,930 and $319,284, respectively	1,923,301	2,056,947

Total assets	$1,943,762	$2,322,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$162,442	$123, 803
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion, net of unamortized discount of $37,412 and $80,528, respectively	962,588	919,472
Loan payable – related party, net of unamortized discount and debt issuance costs of $571,110 and $616,176, respectively	2,046,955	2,001,889
Accrued interest – loans payable related party	198,044	62,348
Accrued interest - loans payable third party	257,063	248,913
Derivative liability	60,000	140,000
Total current liabilities	3,850,092	3,659,425

Total liabilities	3,850,092	3,659,425

Stockholders’ deficit:
Preferred stock – par value $.00003 per share – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares and 1,250,000,000 at June 30, 2017 and December 31, 2016, respectively; shares issued and outstanding 313,038,334 and 313,038,334, at June 30, 2017 and December 31, 2016, respectively	9,391	9,391
Additional paid-in capital	14,032,882	14,032,882
Accumulated deficit	(15,952,301)	(15,381,430)
Total Quest Patent Research Corporation deficit	(1,910,028)	(1,339,157)

Non-controlling interest in subsidiary	3,698	2,487

Total stockholders’ deficit	(1,906,330)	(1,336,670)

Total liabilities and stockholders’ deficit	$1,943,762	$2,322,755

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE		FOR THE
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016

Revenues
Licensed Sales	$2,846	$9,975	$5,663	$19,857
Patent licensing fees	621,250	-	621,250	-
Management fees	11,311	315,124	24,302	464,403
	635,407	325,099	651,215	484,260
Operating expenses
Cost of revenue:
Cost of sales	632	10,048	1,072	13,313
Royalties	524,993	-	524,993	-
Management support services	11,481	446,376	24,672	696,700
Selling, general and administrative expenses	214,573	228,227	412,871	419,413

Total operating expenses	751,679	684,651	963,608	1,129,426

Loss from operations	(116,272)	(359,552)	(312,393)	(645,166)

Other Income and (expenses)
Other income	-	-	-	-
Gain on derivative	30,000	-	80,000	-
Interest expense	(118,506)	(72,220)	(232,027)	(155,379)
Total Other Income and (expenses)	(88,506)	(72,220)	(152,027)	(155,379)

Net loss before income tax	(204,778)	(431,772)	(464,420)	(800,545)

Income tax	(101,565)	(9)	(105,240)	(2,150)

Net loss	(306,343)	(431,781)	(569,660)	(802,695)
Net income (loss) attributable to non-controlling interest in subsidiaries	148	(130)	(1,211)	(195)
Net loss attributable to Quest Patent Research Corporation	$(306,195)	$(431,911)	$(570,871)	$(802,890)

Earnings (loss) per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	313,038,334	313,038,334	313,038,334	313,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE
	SIX MONTHS ENDED
	JUNE 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(569,660)	$(802,695)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	88,182	84,729
Gain on derivative	(80,000)	-
Interest accrued but not paid	135,696	62,500
Depreciation and amortization	133,646	122,478

Changes in operating assets and liabilities
Accounts receivable	51,887	(120,369)
Other current assets	(492)	2,929
Accounts payable and accrued expenses	46,789	408,688

Net cash used in operating activities	(193,952)	(241,740)

Net increase (decrease) in cash and cash equivalents	(193,952)	(241,740)

Cash and cash equivalents at beginning of year	208,324	331,506

Cash and cash equivalents at end of year	$14,372	$89,766

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	3,990	2,150
Interest	-	-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned and majority owned subsidiaries as of June 30, 2017.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation (“the Company”)
Quest Licensing Corporation (NY) (wholly-owned)
Quest Licensing Corporation (DE) (wholly- owned)
Quest Packaging Solutions Corporation (90% owned)
Quest Nettech Corporation (wholly-owned)
Semcon IP, Inc. (wholly-owned)
Mariner IC, Inc. (wholly-owned)
IC Kinetics, Inc. (wholly-owned) CXT Systems, Inc. (wholly-owned)

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

Income Tax

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of approximately $102,000 and approximately $105,000 for the three- and six-months ended June 30, 2017. The Company did not incur foreign income tax expense in the comparable period in 2016.

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $15,952,000 and negative working capital of approximately $3,830,000 as of June 30, 2017. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – DEBT

The following table shows the Company’s short-term and long-term debt at June 30, 2017 and December 31, 2016.

	June 30,	December 31,
	2017	2016
Debt:
Loans payable – third party	$163,000	$163,000

Loan payable – related party
Gross	2,618,065	2,618,065
Accrued Interest	198,044	62,348
Unamortized discount	(571,110)	(616,176)
Net loans payable – related party	$2,244,999	$2,064,237

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at June 30, 2016 and December 31, 2015, in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also shareholders, but their stockholdings are not significant.

The loan payable – related party at June 30, 2017 represents the principal amount of the Company’s 10% note to United Wireless Holdings, Inc. (“United Wireless”) in the amount of $2,618,065 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. On March 16, 2017, the Company received a letter from counsel to United Wireless claiming that the Company is in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that the Company did not update the registration statement in November 2016. On June 12, 2017, the Company entered into a standstill agreement with United Wireless pursuant to which the Company agreed (i) to increase its authorized common stock to 10,000,000,000 shares, (ii) to file by June 30, 2017, a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement, (iii) if the existing warrant held by the Company’s chief executive officer is not exercised prior to its expiration date, any re-issuance will not have an exercise price less than the current exercise price and the existing warrants will not be amended to lower the exercise price, and (iv) United Wireless no longer has any obligation to purchase any note pursuant to the Securities Purchase Agreement other than the $1,000,000 note related to the final payment to Intellectual Ventures, except in connection with the potential acquisition by the Company of patent rights which would trigger a $25,000 working capital loan in connection with the potential acquisition and require United Wireless to make $125,000 working capital loans to the Company, at the Company’s sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and, in such event, United Wireless would have a 7½% net proceeds percentage interest in the net proceeds from such patent. On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares. On June 30, 2017, the Company filed a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement. The registration statement went effective on July 6, 2017. The note payable to United Wireless has been classified as a current liability as of December 31, 2016. Because of its stock ownership in the Company and its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the purchase by United Wireless of debt and equity on October 22, 2015 pursuant to the securities purchase agreement dated such date, the Company had no relationship with United Wireless.

NOTE 4 –DERIVATIVE LIABILITIES

Because there is not a fixed conversion price, the ability of the Company to remain compliant with the requirement under the United Wireless notes that the Company have sufficient authorized common stock in the event that the notes become convertible is outside of the control of the Company. Although there is a limit on the number of shares issuable under the note, absent an increase in the stock price or an increase in authorized shares, it is possible the Company will not have enough authorized shares to satisfy the exercise of the options, which was the case during a portion of the six months ended June 30, 2017. Thus, the Company determined the options qualify as derivative liabilities under ASC Topic 815. On January 22, 2016, the Company reclassified all non-employee warrants and options as derivative liabilities and revalued them at their fair values at each balance sheet date. Any change in fair value was recorded as other income (expense) for each reporting period at each balance sheet date.

As of June 30, 2017, and December 31, 2016, the aggregate fair value of the outstanding derivative liability was approximately $60,000 and $140,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended June 30, 2017:

Period Ended June 30,
2017
Volatility	417% - 440%
Risk-free interest rate	1.36%
Expected dividends	-%
Expected term	3.25 – 3.75 years

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of June 30, 2017 and December 31, 2016:

	Fair Value Measurements as of
	June 30, 2017			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	-	-	-	-	-	-
Liabilities
Option derivative liability	-	-	60,000	-	-	140,000
Total liabilities	$-	$-	$60,000	$-	$-	$140,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of March 31, 2017
Beginning balance	$140,000
Change in fair value	(80,000)
Ending balance	$60,000

NOTE 5 – STOCKHOLDERS’ EQUITY

Increase in Authorized Common Stock

On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares.

Issuance of Common Stock and Options

As of June 30, 2017, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2016	50,000,000	0.03	3.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance – June 30, 2017	50,000,000	0.03	3.25

Warrants

A summary of the status of the Company’s stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2016	65,000,000	0.004	1.17
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance – June 30, 2017	65,000,000	0.004	0.67

NOTE 6 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2016	$2,487
Net income attributable to non-controlling interest	$1,211
Balance as of June 30, 2017	$3,698

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, pursuant to which, these related parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During the three and six months ended June 30, 2017 and 2016, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of such services was approximately $180 and $725 for the three and six months ended June 30, 2017, respectively, and $600 and $1200 for the three and six months ended June 30, 2016, respectively.

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

The Company’s operating subsidiaries may engage third party funding sources to provide funding for patent licensing and enforcement. The agreements with the third-party funding sources may provide that the funding source receive a portion of any negotiated fees, settlements or judgments. In certain instances, these third-party funding sources are entitled to receive a significant percentage of any proceeds realized until the third-party funder has recouped agreed upon amounts based on formulas set forth in the underlying funding agreement, which may reduce or delay and proceeds due to the Company.

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

In March 2014, the Company entered into a funding agreement whereby a third party agreed to provide funds to the Company to enable the Company to implement a structured licensing program, including litigation if necessary, for the Mobile Data. Under the funding agreement, the third party receives an interest in the proceeds from the program, and the Company has no other obligation to the third party. In April and June 2014, as part of a structured licensing program for the Mobile Data portfolio, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. As of the date of filing the third-party funder has advanced approximately $3,000,000 in litigation fees, costs and expenses. Under the terms of the funding agreement, the third-party funder is entitled to a priority return of funds advanced from any proceeds recovered. The Company’s management fees and management support services expenses relate to this agreement.

Patent Enforcement and Other Litigation

Certain of the Company’s operating subsidiaries are engaged in litigation to enforce their patents and patent rights. In connection with these patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against the Company or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by the Company or its operating subsidiaries, could materially harm the Company’s operating results and financial position and could result in a default under the Company’s loans. Since the operating subsidiaries do not have any assets other than the patents, and the Company does not have any available financial resources to pay any judgment which a defendant may obtain against a subsidiary, such a judgement may result in the bankruptcy of the subsidiary and/or the loss of the patents, which are the subsidiaries’ only assets.

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement, which Quest Licensing Corporation has appealed. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Such a motion, if granted, would result in a judgment against Quest Licensing Corporation, which does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under the Company’s agreement with United Wireless. The possible amount of any judgment cannot be estimated and the funding source for the litigation will not provide the Company with funds to pay an adverse judgment. On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice. Defendants may renew their motion thirty days from the decision of the appellate court.

NOTE 9 – SUBSEQUENT EVENTS

On July 28, 2017, CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, entered into an agreement with Intellectual Ventures Assets 34, LLC and Intellectual Ventures 37, LLC (“IV 34/37”) pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing. In the event that, on August 31, 2018, August 31, 2019 and August 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

On July 31, 2017, the Company issued to United Wireless a 10% promissory note due September 30, 2020 in the principal amount of $25,000 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for which the Company received $25,000, which was used to make the $25,000 payment to IV 34/37 referred to in the previous paragraph.

On July 31, 2017. CXT entered into a monetization proceeds agreement pursuant to which United Wireless received the right to receive 7.5% of the net monetization proceeds received from the CXT Portfolio. CXT’s obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The security interest in the proceeds from the CXT Portfolio is junior to the security interest held by IV 34/37 in the CXT Portfolio and proceeds thereof. United Wireless is required to make $125,000 working capital loans to the Company, at the Company’s sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

In April 2016, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against MediaTek Inc., Texas Instruments Incorporated, LG Electronics, Inc., Toshiba Corporation, and Funai Electric Co., Ltd. As of June 30, 2017, all the cases have settled and been dismissed or were stayed pending settlement. Our revenue for the quarter ended June 30, 2017 included revenue from these settlements.

On March 16, 2017, we received a letter from counsel to United Wireless claiming that we were in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that we did not update the registration statement in November 2016. We disputed the claim that we violated such agreement. On June 12, 2017, we entered into a standstill agreement with United Wireless pursuant to which we agreed (i) to increase our authorized common stock to 10,000,000,000 shares, (ii) to file by June 30, 2017, a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement, (iii) if the existing warrant held by the Company’s chief executive officer is not exercised prior to its expiration date, any re-issuance will not have an exercise price less than the current exercise price and the existing warrants will not be amended to lower the exercise price, and (iv) United Wireless no longer has any obligation to purchase any note pursuant to the Securities Purchase Agreement other than the $1,000,000 note related to the final payment to Intellectual Ventures, except in connection with the potential acquisition by us of a patent portfolio from Intellectual Ventures 34, LLC and Intellectual Ventures 37, LLC (“IV34/37”), which would (x) trigger a $25,000 working capital loan in connection with such acquisition and (y) require United Wireless to make $125,000 working capital loans to us, at our discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Pursuant to the agreement, since United Wireless purchased the $25,000 note, we granted United Wireless a 7½% net proceeds percentage interest in the net proceeds from such patent portfolio.

On June 15, 2017, we amended our certificate of incorporation to increase our authorized common stock to 10,000,000,000 shares. On June 30, 2017, we filed a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement. The registration statement was declared effective on July 6, 2017.

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement, which Quest Licensing Corporation has appealed. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Such a motion, if granted, would result in a judgment against Quest Licensing Corporation, which does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreements with United Wireless. On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice. The defendants may renew their motion thirty days from the decision of the appellate court.

On July 28, 2017, CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, entered into an agreement with IV 34/37 pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, which it received as a loan from United Wireless. The agreement with IV34/37 provides that if, on August 31, 2018, August 31, 2019 and August 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

On July 31, 2017, we issued to United Wireless our 10% promissory note due September 30, 2020 in the principal amount of $25,000 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for which we received $25,000, of which $25,000 was paid to IV 34/37 as the initial payment to IV 34/37.

On July 31, 2017, CXT entered into a monetization proceeds agreement pursuant to which United Wireless received the right to receive 7.5% of the net monetization proceeds received from the CXT Portfolio. CXT’s obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The security interest in the proceeds from CXT Portfolio is junior to the security interest held by IV 34/37 in the CXT Portfolio and proceeds thereof. United Wireless is required to make $125,000 working capital loans to the Company, at the Company’s sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Results of Operations

Three and six months ended June 30, 2017 and 2016

Revenues for the three months ended June 30, 2017 were approximately $635,000, an increase of approximately $310,000, or 95%, from the comparable period of 2016, which were approximately $325,000. Revenues for the six months ended June 30, 2017 were approximately $651,000, an increase of approximately $167,000, or 34%, from the comparable period of 2016, which was approximately $484,000. We generated revenue from patent fees of approximately $620,000 for the three and six months ended June 30, 2017 from settlements in the anchor structure portfolio actions. We did not generate any revenue from patent fees during the three or six months ended June 30, 2016.

Operating expenses for the three months ended June 30, 2017 increased by approximately $67,000, or 10%. Operating expenses for the six months ended June 30, 2017 decreased by approximately $166,000, or 15%, compared to the six months ended June 30, 2016. Our principal operating expense for both the three and six months ended June 30, 2017 was patent service costs of approximately $525,000, which represent fees payable to attorneys and third-party funding sources associated with the anchor structure portfolio settlements. These fees became payable as a result of settlement agreements that provided for a recovery. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. When the settlement funds are disbursed we receive the net amount due us after deducting the associated settlement costs. We had no settlement costs during the three and six months ended June 30, 2016. Our principal operating expense for the three and six months ended June 30, 2016 was management support services in support of mobile data portfolio litigation which are paid by the firm that is providing the funding for the litigation. Management support services was approximately $11,000 and $25,000 for the three and six months ended June 30, 2017, respectively, and approximately $446,000 and $697,000 for the three and six months ended June 30, 2016, respectively. The decrease in management support services expenses in the both the three and six months ended June 30, 2017 from the comparable periods in 2016 reflected the reduced level of revenue from management fees. Due to the timing of payables and receivables, management support services paid exceeded management fees during the three- and six-months ended June 30, 2016.

Other income (expense) included interest expense of $118,506 and $232,027 for the three- and six-months ended June 30, 2017, respectively, and $72,220 and $155,379 for the three and six months ended June 30, 2016, respectively. The increase in interest expense primarily reflect the accrued interest on our note to United Wireless.

During the period we incurred income tax expense of approximately $102,000 and approximately $105,000 for the three- and six-months ended June 30, 2017, respectively, compared to $9 and $2,150 for the three- and six-months ended June 30, 2016, respectively. The increase in income tax expense primarily reflect foreign income taxes related to foreign source patent fees. We did not incur foreign income tax expenses in the comparable period in 2016.

As a result of the foregoing, we sustained a net loss of approximately $306,000, or $0.00 per share (basic and diluted), for the three months ended June 30, 2017 and a net loss of approximately $571,000, or $0.00 per share (basic and diluted), for the six months ended June 30, 2017, compared to net loss of approximately $432,000, or $0.00 per share (basic and diluted), for the three months ended June 30, 2016 and a net loss of approximately $803,000, or $0.00 per share (basic and diluted), for the six months ended June 30, 2016.

Liquidity and Capital Resources

At June 30, 2017, we had current assets of approximately $20,000, and current liabilities of approximately $3,850,000. Our current liabilities include $1,000,000 payment due to Intellectual Ventures on account of the purchase price of the patent portfolios we purchased from Intellectual Ventures and loans payable of $163,000 and accrued interest of approximately $257,000 due to former directors and minority stockholders. Our agreement with United Wireless requires United Wireless to lend us the funds to make the payments to Intellectual Ventures. As of June 30, 2017, we have an accumulated deficit of approximately $15,952,000 and a negative working capital of approximately $3,830,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third-party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

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

In April 2016, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against MediaTek Inc., Texas Instruments Incorporated, LG Electronics, Inc., Toshiba Corporation, and Funai Electric Co., Ltd. As of June 30, 2017 all the cases have settled and been dismissed or were stayed pending settlement. The gross settlement is reflected in revenue and the associated costs and expenses are included in cost of revenue.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and present the financial statements of the Company and our wholly-owned subsidiary. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of approximately $102,000 and approximately $105,000 for the three- and six-months ended June 30, 2017. We did not incur foreign income tax expense in the comparable period in 2016.

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

We consider our licensing and enforcement activities as one unit of accounting under ASC 605-25, “Multiple-Element Arrangements” as the delivered items do not have value to customers on a standalone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release. Also, due to the fact that the settlement element and license element for past and future use are the major central business, we do not present these two elements as different revenue streams in its statement of operations. We do not expect to provide licenses that do not provide some form of settlement or release.

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

Going Concern

We have an accumulated deficit of approximately $15,952,000 and negative working capital of approximately $3,830,000 as of June 30, 2017. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. Further, the funding sources do not cover any liability which we may incur in the event that we do not prevail in litigation and we are required to pay the defendant’s legal costs or a judgment against us by a defendant. In the event of a judgment against any of our subsidiaries, it may be necessary for the subsidiary to seek protection under the Bankruptcy Act, which could result in a default under our notes to United Wireless. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of June 30, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

On July 28, 2017, CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, entered into an agreement with IV 34/37 pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, which it received as a loan from United Wireless. The agreement with IV34/37 provides that if, on August 31, 2018, August 31, 2019 and August 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

On July 31, 2017, we issued to United Wireless our 10% promissory note due September 30, 2020 in the principal amount of $25,000 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, for which we received $25,000, of which $25,000 was paid to IV 34/37 as the initial payment to IV 34/37.

On July 31, 2017, CXT entered into a monetization proceeds agreement pursuant to which United Wireless received the right to receive 7.5% of the net monetization proceeds received from the CXT Portfolio. CXT’s obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The security interest in the proceeds from CXT Portfolio is junior to the security interest held by IV 34/37 in the CXT Portfolio and proceeds thereof. United Wireless is required to make $125,000 working capital loans to the Company, at the Company’s sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Date: August 11, 2017

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer

