Form 10-Q
period 2017-09-30
QUEST PATENT RESEARCH CORP
filed 2017-11-14
CIK 824416

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 383,038,334 shares of common stock are issued and outstanding as of November 14, 2017.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2017	December 31, 2016

ASSETS

Current assets
Cash and cash equivalents	$142,541	$208,324
Accounts receivable	16,636	54,994
Other current assets	1,957	2,490
Total current assets	161,134	265,808

Patents, net of accumulated amortization of $546,130 and $319,284, respectively	2,567,768	2,056,947

Total assets	$2,728,902	$2,322,755

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$113,041	$123, 803
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion, net of unamortized discount of $15,102 and $80,528, respectively	1,084,898	919,472
Loan payable – related party, net of unamortized discount and debt issuance costs of $545,256 and $616,176, respectively	2,097,809	2,001,889
Accrued interest – loans payable related party	270,043	62,348
Accrued interest - loans payable third party	261,139	248,913
Derivative liability	100,000	140,000
Total current liabilities	4,089,930	3,659,425
Non-current liabilities
Purchase price of patents, net of unamortized discount of $191,740 and $0, respectively	683,260	-
Total liabilities	4,773,190	3,659,425

Stockholders’ deficit:
Preferred stock – par value $.00003 per share – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares and 1,250,000,000 at September 30, 2017 and December 31, 2016, respectively; shares issued and outstanding 313,038,334 and 313,038,334, at September 30, 2017 and December 31, 2016, respectively	9,391	9,391
Additional paid-in capital	14,032,882	14,032,882
Accumulated deficit	(16,090,238)	(15,381,430)
Total Quest Patent Research Corporation deficit	(2,047,965)	(1,339,157)

Non-controlling interest in subsidiary	3,677	2,487

Total stockholders’ deficit	(2,044,288)	(1,336,670)

Total liabilities and stockholders’ deficit	$2,728,902	$2,322,755

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE		FOR THE
	THREE MONTHS ENDED		NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016

Revenues
Licensed Sales	$2,846	$5,593	$8,509	$25,450
Patent licensing fees	575,000	375,000	1,196,250	375,000
Management fees	-	325,175	24,302	789,578
	577,846	705,768	1,229,061	1,190,028
Operating expenses
Cost of revenue:
Cost of sales	377	960	1,449	14,273
Royalties	282,621	336,651	807,614	336,651
Management support services	396	108,625	25,068	805,325
Selling, general and administrative expenses	197,407	190,229	610,278	609,642

Total operating expenses	480,801	636,465	1,444,409	1,765,891

Income (loss) from operations	97,045	69,303	(215,348)	(575,863)

Other income (expense)
Loss (gain) on derivative	(40,000)	-	40,000	-
Interest expense	(194,833)	(74,333)	(426,860)	(229,712)
Total Other income and (expense)	(234,833)	(74,333)	(386,860)	(229,712)

Net loss before income tax	(137,788)	(5,030)	(602,208)	(805,575)

Income tax	(170)	-	(105,410)	(2,150)

Net loss	(137,958)	(5,030)	(707,618)	(807,725)
Net income (loss) attributable to non-controlling interest in subsidiaries	21	240	(1,190)	45
Net loss attributable to Quest Patent Research Corporation	$(137,937)	$(4,790)	$(708,808)	$(807,680)

Earnings (loss) per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	313,038,334	313,038,334	313,038,334	313,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE
	NINE MONTHS ENDED
	SEPTEMBER 30,
	2017	2016

Cash flows from operating activities:
Net loss	$(707,618)	$(807,725)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	147,128	123,738
Loss on monetization agreement	59,811	-
Gain on derivative	(40,000)	-
Interest accrued but not paid	207,695	105,974
Depreciation and amortization	226,846	197,478

Changes in operating assets and liabilities
Accounts receivable	38,358	(67,755)
Other current assets	533	3,565
Accounts payable and accrued expenses	1,464	145,789

Net cash used in operating activities	(65,783)	(298,936)

Cash flows from financing activities:
Proceeds from loans-related party	-	125,000
Net cash provided (used) by financing activities	-	125,000

Net increase (decrease) in cash and cash equivalents	(65,783)	(173,936)

Cash and cash equivalents at beginning of year	208,324	331,506

Cash and cash equivalents at end of year	$142,541	$157,570

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes	4,160	2,150
Interest	-	-
Non-cash investing and financing activity:
Loan proceeds paid directly from lender to seller of patents	25,000	1,000,000
Accounts payable for purchase of patent, net of imputed interest of $202,522	772,478	-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2017

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned and majority owned subsidiaries as of September 30, 2017.

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

Income Tax

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of approximately $170 and approximately $105,000 for the three- and nine-month periods ended September 30, 2017. The Company did not incur foreign income tax expense in the comparable period in 2016.

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $16,090,000 and negative working capital of approximately $3,929,000 as of September 30, 2017. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s short-term and long-term debt at September 30, 2017 and December 31, 2016.

	September 30,	December 31,
	2017	2016
Short-term debt:
Loans payable – third party	$163,000	$163,000

Loan payable – related party
Gross	2,643,065	2,618,065
Accrued Interest	270,043	62,348
Unamortized discount	(545,256)	(616,176)
Net loans payable – related party	$2,367,852	$2,064,237
Long-term liabilities:
Purchase price of patents
Gross	875,000	-
Unamortized discount	(191,740)	-
Net purchase price of patents – long-term	$683,260	$-

Short-term debt

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at September 30, 2017 and December 31, 2016, in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also shareholders, but their stockholdings are not significant.

The loan payable – related party at September 30, 2017 represents the principal amount of the Company’s 10% note to United Wireless Holdings, Inc. (“United Wireless”) in the amount of $2,643,065 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. On March 16, 2017, the Company received a letter from counsel to United Wireless claiming that the Company is in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that the Company did not update the registration statement in November 2016. On June 12, 2017, the Company entered into a standstill agreement with United Wireless pursuant to which the Company agreed (i) to increase its authorized common stock to 10,000,000,000 shares, (ii) to file by June 30, 2017, a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement, (iii) if the existing warrant held by the Company’s chief executive officer is not exercised prior to its expiration date, any re-issuance will not have an exercise price less than the current exercise price and the existing warrants will not be amended to lower the exercise price, and (iv) United Wireless no longer has any obligation to purchase any note pursuant to the Securities Purchase Agreement other than the $1,000,000 note related to the final payment to Intellectual Ventures, except in connection with the potential acquisition by the Company of patent rights which would trigger a $25,000 working capital loan in connection with the potential acquisition and require United Wireless to make $125,000 working capital loans to the Company, at the Company’s sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 and, in such event, United Wireless would have a 7½% net proceeds percentage interest in the net proceeds from such patent. On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares. On June 30, 2017, the Company filed a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement. The registration statement went effective on July 6, 2017. The Company issued to United Wireless a 10% promissory note due September 30, 2020 in the principal amount of $25,000 pursuant to the standstill agreement, for which the Company received $25,000, which was used to make the $25,000 advance to IV 34/37 referred to in the following paragraph. In connection with the standstill agreement, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT. This obligation was recorded as an expense and is reflected in interest expenses. CXT’s obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The security interest in the proceeds from the CXT Portfolio is junior to the security interest held by IV 34/37 in the CXT Portfolio and proceeds thereof. The note payable to United Wireless has been classified as a current liability as of December 31, 2016. Because of its stock ownership in the Company and its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the purchase by United Wireless of debt and equity on October 22, 2015 pursuant to the securities purchase agreement dated such date, the Company had no relationship with United Wireless.

Long term liabilities

The purchase price of patents at September 30, 2017 represents the non-current portion of minimum payments due under the agreement between CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and Intellectual Ventures Assets 34, LLC and Intellectual Ventures 37, LLC (“IV 34/37”) pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed that in the event that, on August 31, 2018, August 31, 2019 and August 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

NOTE 4 –DERIVATIVE LIABILITIES

Because there is not a fixed conversion price, the ability of the Company to remain compliant with the requirement under the United Wireless notes that the Company have sufficient authorized common stock in the event that the notes become convertible is outside of the control of the Company. Although there is a limit on the number of shares issuable under the note, absent an increase in the stock price or an increase in authorized shares, it is possible the Company will not have enough authorized shares to satisfy the exercise of the options, which was the case during a portion of the nine months ended September 30, 2017. Thus, the Company determined the options qualify as derivative liabilities under ASC Topic 815. On January 22, 2016, the Company reclassified all non-employee warrants and options as derivative liabilities and revalued them at their fair values at each balance sheet date. Any change in fair value was recorded as other income (expense) for each reporting period at each balance sheet date.

As of September 30, 2017, and December 31, 2016, the aggregate fair value of the outstanding derivative liability was approximately $100,000 and $140,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended September 30, 2017:

Period Ended September 30,
2017
Volatility	420% - 440%
Risk-free interest rate	1.36%
Expected dividends	-%
Expected term	3.00 – 3.75 years

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2017 and December 31, 2016:

	Fair Value Measurements as of
	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	-	-	-	-	-	-
Liabilities
Option derivative liability	-	-	100,000	-	-	140,000
Total liabilities	$-	$-	$100,000	$-	$-	$140,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of September 30, 2017
Beginning balance	$140,000
Change in fair value	(40,000)
Ending balance	$100,000

NOTE 5 – STOCKHOLDERS’ EQUITY

Increase in Authorized Common Stock

On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares.

Issuance of Common Stock and Options

As of September 30, 2017, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2016	50,000,000	0.03	3.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance – September 30, 2017	50,000,000	0.03	3.00

Warrants

A summary of the status of the Company’s stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2016	65,000,000	0.004	1.17
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance – September 30, 2017	65,000,000	0.004	0.42

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	September 30,	December 31,	amortization period
	2017	2016	(years)
Patents	$4,000,000	$3,000,000	9.8
Less: net monetization obligations	(509,811)	(450,000)
Imputed interest	(376,291)	(173,769)
Subtotal	3,113,898	2,376,231
Less: accumulated amortization	(546,130)	(319,284)
Net value of intangible assets	$2,567,768	$2,056,947	8.2

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at September 30, 2017 represent: (1) patents acquired in October 2015 for a purchase price of $3,000,000 of which $1,000,000 was paid in October 2015 and $1,000,000 was paid in September 2016 from the proceeds of the loan from United Wireless, and $1,000,000 is payable in November 2017; the useful lives of the patents, at the date of purchase, was 6-10 years, and (2) patents acquired in July 2017 for a purchase price of $1,000,000 of which $25,000 was paid in July 2017 and in the event that, on August 31, 2018, August 31, 2019 and August 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of purchase, was 5-6 years. The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as a selling, general and administrative expense as reflected in the accompanying consolidated statements of operations.

The Company assesses intangible assets for any impairment to the carrying values. As of September 30, 2017, management concluded that there was no impairment to the acquired assets. At September 30, 2017 and December 31, 2016, the book value of the Company’s intellectual property was $2,567,768 and $2,056,947, respectively.

Amortization expense for patents comprised $226,846 and $261,784 for the nine-months ended September 30, 2017 and the year ended December 31, 2016, respectively.  Future amortization of intangible assets is as follows:

Year ended December 31,
2017	$104,430
2018	417,720
2019	417,720
2020	417,720
2021 and thereafter	1,210,178
Total	$2,567,768

Pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, 15% of the proceeds from the patents acquired in October 2015 will be paid to our lender, United Wireless. This monetization obligation was recognized as a discount to the loan and will be amortized over the life of the loan using the effective interest method. In addition, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT in July 2017. This obligation was recorded as an expense and is reflected in operating expenses.

The Company granted Intellectual Ventures a security interest in the patents assigned to the Company as security for the payment of the balance of the purchase price. The security interest of Intellectual Ventures is senior to the security interest of United Wireless in the proceeds derived from such patents.

The balance of the purchase price of the patents is reflected as follows:

	September 30, 2017	December 31, 2016
Current Liabilities:
Purchase price of patents, current portion	1,100,000	$1,000,000
Unamortized discount	(15,102)	(80,528)
Non-current liabilities:
Purchase price of patents, long term	875,000	$-
Unamortized discount	(191,740)	-
Total current and non-current	1,768,158	919,472
Effective interest rate of Amortized over 2-3 years		9.2-9.6%

Because the non-current minimum payment obligations of $875,000 are due over the next three years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2016	$2,487
Net income attributable to non-controlling interest	$1,190
Balance as of September 30, 2017	$3,677

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, pursuant to which, these related parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During the three and nine months ended September 30, 2017 and 2016, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of such services was approximately $205 and $850 for the three and nine months ended September 30, 2017, respectively, and $600 and $1800 for the three and nine months ended September 30, 2016, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement, which Quest Licensing Corporation has appealed. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Such a motion, if granted, would result in a judgment against Quest Licensing Corporation, which does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under the Company’s agreement with United Wireless. The possible amount of any judgment cannot be estimated and the funding source for the litigation will not provide the Company with funds to pay an adverse judgment. On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice. Defendants may renew their motion thirty days from the decision of the appellate court on Quest Licensing Corporation’s appeal.

NOTE 10 – SUBSEQUENT EVENTS

On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan pursuant to which the Company can issue up to 150,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. On November 10, 2017, the board granted restricted stock grants totaling 70,000,000 shares to its three directors for services rendered to the Company. The right to the shares vested upon the grant. The fair value of the shares will be reflected as a non-cash compensation expense in the fourth quarter of 2017.

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

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.

●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights. As of September 30, 2017, we did not have any agreements which provide for the payment of management fees beyond reimbursement for payments to third party support service providers which we pay in connection with management of the licensing program.

●	Licensed packaging sales, which relate to the sale of licensed products

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

Fees generated in connection with the management of litigation have been paid to us by one of the third-party funding source in support of the litigation seeking to enforce our intellectual property rights. Our agreement with the funding source provides that the funding source pays the litigation costs and provides that this funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. As a result, in connection with litigation funded by the third party, we would, if the litigation is successful, receive fees both for managing the litigation, if the agreement with the funding source provides for such payments, and from a license of the intellectual property, which will be net of that portion of the recovery payable to the funding source. To the extent that we have agreements with counsel and/or litigation funding sources pursuant to which payments made to them represent a portion of the gross recovery, and such payment is contingent upon a recovery, our revenue from litigation reflects the gross recovery from litigation as licensing fees, and payments to counsel and/or litigation funding sources are reflected as cost of revenue. Our gross profit from management fees reflects payments to third party support services providers which we pay in connection with management of the licensing program. We no longer receive management fees pursuant to this agreement except for reimbursement for payments to third party support service providers and we do not have any other agreements which provide for the payment to us of management fees.

To a significantly lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

Effective with the first quarter of 2018, we will recognize revenue in accordance with Accounting Standards Codification (ASC) 606, “Revenue from Contracts with Customers” pursuant to which we will recognize revenue to reflect the transfer of promised goods or services in an amount that reflects the consideration that we would receive for the goods or services. Since our principal source of revenue is patent licensing fees which are paid substantially contemporaneously with the execution of an agreement, we do not believe that our revenue will be materially affected by the change in revenue recognition policy. Since we no longer receive management fees beyond reimbursement for payments to third party service providers in connection with patent litigation services, we have not determined the effect of the new revenue recognition standards will have on our management fees. The balance of our revenue, from sales, is not significant, but we do not believe that this line of revenue will be materially affected by the new revenue recognition standard.

In April 2016, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against MediaTek Inc., Texas Instruments Incorporated, LG Electronics, Inc., Toshiba Corporation, and Funai Electric Co., Ltd. As of September 30, 2017, all the cases have been settled and the litigation has been dismissed. Our revenue for the three and nine months ended September 30, 2017 included revenue from these settlements.

On March 16, 2017, we received a letter from counsel to United Wireless claiming that we were in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that we did not update the registration statement in November 2016. We dispute the claim that we violated such agreement. On June 12, 2017, we entered into a standstill agreement with United Wireless pursuant to which we agreed (i) to increase our authorized common stock to 10,000,000,000 shares, (ii) to file by June 30, 2017, a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement, (iii) if the existing warrant held by the Company’s chief executive officer is not exercised prior to its expiration date, any re-issuance will not have an exercise price less than the current exercise price and the existing warrants will not be amended to lower the exercise price, and (iv) United Wireless no longer has any obligation to purchase any note pursuant to the Securities Purchase Agreement other than the $1,000,000 note related to the final payment to Intellectual Ventures, except in connection with the potential acquisition by us of a patent portfolio from Intellectual Ventures 34, LLC and Intellectual Ventures 37, LLC (“IV34/37”), which would (x) trigger a $25,000 working capital loan in connection with such acquisition and (y) require United Wireless to make $125,000 working capital loans to us, at our discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Pursuant to the June 12, 2017 standstill agreement, since United Wireless purchased the $25,000 note, we granted United Wireless a 7½% net proceeds percentage interest in the net proceeds from such patent portfolio.

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

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement, which Quest Licensing Corporation has appealed. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Such a motion, if granted, would result in a judgment against Quest Licensing Corporation, which does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreements with United Wireless. On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice. The defendants may renew their motion thirty days from the decision of the appellate court on our appeal of the district court’s decision granting the defendant’s motion for summary judgment

On July 28, 2017, CXT, a wholly owned subsidiary, entered into an agreement with IV 34/37 pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, which it received as a loan from United Wireless. The agreement with IV34/37 provides that if, on August 31, 2018, August 31, 2019 and August 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. Neither we nor any affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

On July 31, 2017, we issued to United Wireless our 10% promissory note due September 30, 2020 in the principal amount of $25,000 pursuant to the standstill agreement, for which we received $25,000, which was paid to IV 34/37 as the initial payment to IV 34/37 for the purchase of the CXT Portfolio.

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

Results of Operations

Three and nine months ended September 30, 2017 and 2016

Revenues for the three months ended September 30, 2017 were approximately $578,000, a decrease of approximately $128,000, or 18%, from the comparable period of 2016, which were approximately $706,000. Revenues for the nine months ended September 30, 2017 were approximately $1,229,000, an increase of approximately $33,000, or 3%, from the comparable period of 2016, which was approximately $1,190,000. We generated revenue from patent fees of approximately $575,000 and approximately $1,196,000 for the three and nine months ended September 30, 2017, respectively, from settlements in the anchor structure portfolio actions. We generated revenue from patent fees of $375,000 during the three or nine months ended September 30, 2016, from settlements in the online marketing and promotions portfolio actions.

Operating expenses for the three months ended September 30, 2017 decreased by approximately $156,000, or 24% compared to the three months ended September 30, 2016. Operating expenses for the nine months ended September 30, 2017 decreased by approximately $321,000, or 18%, compared to the nine months ended September 30, 2016. Our principal operating expense for both the three and nine months ended September 30, 2017 was royalty costs of approximately $283,000 and approximately $808,000, respectively, which represent fees payable to attorneys and third-party funding sources associated with the anchor structure portfolio settlements. These fees, which are paid directly from the settlement funds, became payable as a result of settlement agreements that provided for a recovery. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. When the settlement funds are disbursed we receive the net amount due us after deducting the associated settlement costs. We had royalty costs of approximately $337,000 during the three and nine months ended September 30, 2016. Our principal operating expense for the three months ended September 30, 2016 was royalty costs of approximately $337,000. Our principal operating expense for the nine months ended September 30, 2016 was management support services in support of mobile data portfolio litigation which are paid by the firm that is providing the funding for the litigation. Management support services was approximately $396 and $25,000 for the three and nine months ended September 30, 2017, respectively, and approximately $109,000 and $805,000 for the three and nine months ended September 30, 2016, respectively. The decrease in management support services expenses in the both the three and nine months ended September 30, 2017 from the comparable periods in 2016 reflected the reduced level of revenue from management fees, and we no longer receive management fees beyond reimbursement for payments to third party litigation support service providers with respect to this litigation. Due to the timing of payables and receivables, management support services paid exceeded management fees during the three- and nine-months ended September 30, 2017.

Other income (expense) included interest expense of $194,833 and $426,860 for the three- and nine-months ended September 30, 2017, respectively, and $74,333 and $229,712 for the three and nine months ended September 30, 2016, respectively. The increase in interest expense primarily reflect the accrued interest on our note to United Wireless.

During the period we incurred income tax expense of approximately $170 and approximately $105,000 for the three- and nine-months ended September 30, 2017, respectively, compared to $0 and $2,150 for the three- and nine-months ended September 30, 2016, respectively. The increase in income tax expense primarily reflect foreign income taxes related to foreign source patent fees. We did not incur foreign income tax expenses in the comparable period in 2016.

As a result of the foregoing, we sustained a net loss of approximately $138,000, or $0.00 per share (basic and diluted), for the three months ended September 30, 2017 and a net loss of approximately $709,000, or $0.00 per share (basic and diluted), for the nine months ended September 30, 2017, compared to net loss of approximately $5,000, or $0.00 per share (basic and diluted), for the three months ended September 30, 2016 and a net loss of approximately $808,000, or $0.00 per share (basic and diluted), for the nine months ended September 30, 2016.

Liquidity and Capital Resources

At September 30, 2017, we had current assets of approximately $161,000, and current liabilities of approximately $4,090,000. Our current liabilities include $1,000,000 and $100,000 due to Intellectual Ventures on account of the purchase price of the patent portfolios we purchased from Intellectual Ventures in October 2015 and July 2017, respectively, and loans payable of $163,000 and accrued interest of approximately $261,000 due to former directors and minority stockholders. Our agreement with United Wireless requires United Wireless to lend us the funds to make the $1,000,000 payment to Intellectual Ventures. As of September 30, 2017, we have an accumulated deficit of approximately $16,090,000 and a negative working capital of approximately $3,929,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

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

In April 2016, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against MediaTek Inc., Texas Instruments Incorporated, LG Electronics, Inc., Toshiba Corporation, and Funai Electric Co., Ltd. As of September 30, 2017 all the cases have settled and have been dismissed. The gross settlement is reflected in revenue and the associated costs and expenses are included in cost of revenue.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of approximately $170 and approximately $105,000 for the three- and nine-months ended September 30, 2017. We did not incur foreign income tax expense in the comparable period in 2016.

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

Going Concern

We have an accumulated deficit of approximately $16,090,000 and negative working capital of approximately $3,929,000 as of September 30, 2017. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. Further, the funding sources do not cover any liability which we may incur in the event that we do not prevail in litigation and we are required to pay the defendant’s legal costs or a judgment against us by a defendant. In the event of a judgment against any of our subsidiaries, it may be necessary for the subsidiary to seek protection under the Bankruptcy Act, which could result in a default under our notes to United Wireless. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2017, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of September 30, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information.

On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan pursuant to which we can issue up to 150,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. On November 10, 2017, the board granted restricted stock grants to its three directors for services rendered to the Company, of which 60,000,000 shares were issued to Jon C. Scahill and 5,000,000 shares were issued to each of Dr. William Ryall Carroll and Timothy J. Scahill. The right to the shares vested upon the grant. The fair value of the shares will be reflected as a non-cash compensation expense in the fourth quarter of 2017. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

Item 6. Exhibits.

10.1	2017 Equity Incentive Plan
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: November 14, 2017

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer

