Form 10-K
period 2017-12-31
QUEST PATENT RESEARCH CORP
filed 2018-04-02
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $375,846 as of June 30, 2017.

As of March 29, 2018, the registrant had 383,038,334 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;
●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;
●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to pay the promissory notes which we issued and will issue in connection with our purchase of patent rights in October 2015 and any other intellectual property rights we may acquire;
●	Our ability to obtain litigation funding to enable us to seek to protect our intellectual property rights, particularly our recently-acquired intellectual property rights, through litigation when necessary;
●	Our ability to identify and acquire intellectual property rights for innovative technologies for which there is a significant potential market;
●	Our ability to recoup any investment which we may make to acquire or generate revenue from intellectual property rights;
●	The effects on our business, financial conditions and ownership of proprietary rights in the event of any breach by us of our agreements with United Wireless Holdings, Inc. (“United Wireless”) including our failure or inability to generate sufficient revenue to enable us to pay our obligations to United Wireless, which become due on September 30, 2020;
●	Our ability to increase our authorized common stock to enable us to satisfy our obligations to have sufficient authorized common stock with respect to potential conversion of our convertible notes;
●	The effect of legislation and court decisions on the ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;
●	The effects or perceived effects of the potential convertibility of convertible notes issued by us including the possibility of a Conversion Eligible Event of Default in the event that we do not have sufficient shares of common stock available for issuance upon conversion of the notes issued to United Wireless;
●	Our ability to obtain the funding that we require in order to acquire intellectual property and otherwise develop our business;
●	Our ability to reduce the cost of litigation through contingent fees with counsel or to obtain third-party financing to enable us to enforce our intellectual property rights through litigation or otherwise;
●	The results or anticipated results of litigation by or against us, including any actions or motions by defendants seeking legal fees or any other recovery from us in the event that a court decision is against us or otherwise does not uphold our intellectual property rights;
●	The effects on us in the event that any party against which we commence litigation obtains a judgement against one or our subsidiaries and seeks to foreclose on the intellectual property owned by the subsidiary which may result in a default under our loan agreement with United Wireless.
●	The anticipated or actual results of our operations;
●	Events or conditions relating to the enforcement of intellectual property rights generally;
●	The development of a market for our common stock;
●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;
●	Any discrepancy between anticipated or projected results and actual results of our operations;
●	The market’s perception or our ability to continue to make our filings with the SEC in a timely manner;
●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and
●	Other matters not within our control.

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

PART I

ITEM 1. BUSINESS

Overview

We are an intellectual property asset management company. Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly-owned subsidiaries. We currently own, control or manage ten intellectual property portfolios, which principally consist of patent rights. Our ten intellectual property portfolios include the portfolios which we acquired from Intellectual Ventures Assets 16, LLC (“Intellectual Ventures”) and five of its affiliates. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits. We also generate revenue from management fees from managing intellectual property portfolios.

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.
●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, although we do not currently receive these fees.
●	Licensed packaging sales, which relate to the sale of licensed products.

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

It is frequently necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. To the extent that we cannot fund litigation ourselves, we may enter into an agreement with a third party, which may be the patent owner or the former patent owner who transferred the patent rights to us, or an independent third party. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis or we obtain funding from third party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third party that funds the litigation would be entitled to participate in any recovery.

Purchase of Intellectual Property from Intellectual Ventures Entities

On October 22, 2015, pursuant to an agreement with an effective date of July 8, 2015, as amended, between us and Intellectual Ventures, we purchased three groups of patents from Intellectual Ventures for a purchase price of $3,000,000, which was paid in three annual installments of $1,000,000 from the proceeds of our loans from United Wireless. Contemporaneously with our acquisition of the patents, we granted Intellectual Ventures a security interest in the patents transferred to us as security for the payment of the balance of the purchase price. Intellectual Ventures released its security interest upon receipt of the third installment payment in November 2017. The patent portfolios which we acquired from Intellectual Ventures are the anchor structure portfolio, the power management/bus control portfolio and the diode on chip portfolio, which are described under “Business – Our Intellectual Property Portfolios.”

On July 28, 2017, CXT Systems, Inc. (“CXT”), a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 34 LLC and Intellectual Ventures Assets 37 LLC (“IV 34/37”) pursuant to which CTX paid IV 34/37 $25,000 and IV34/37 transferred to CXT all right, title and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 34/37, as long as we generate revenue from the CXT Portfolio. The $25,000 payment to IV 34/37 was made from a loan from United Wireless and was paid directly by United Wireless to IV34/37. The agreement with IV 34/37, as amended on January 26, 2018, provides that if, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference between such cumulative amounts and the amount paid to IV 34/37 within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years.. Neither we nor any affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement with IV 34/37 are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The patent portfolio which we acquired from IV34/37 is the CXT portfolio which is described under “Business – Our Intellectual Property Portfolios.”

On January 26, 2018, CXT entered into an agreement with Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”) pursuant to which CXT advanced IV 62/71 $10,000 at closing and IV 62/71 assigned to CXT all right, title, and interest in a portfolio of sixteen United States patents and three pending applications. Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 62/71, as long as we generate net proceeds from this portfolio; with any advances being credited toward future distributions to IV 62/71. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. We agreed to modify the monetization proceeds agreement between CXT and United Wireless to include the patents acquired from IV62/71.

On January 26, 2018, Photonic Imaging Solutions Inc. (“PIS”), a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS advanced $10,000 to IV 64 at closing and IV 64 assigned to PIS all right, title, and interest in the CMOS Portfolio. Under the agreement, PIS will distribute to IV 64 70% of the first $1,500,000 of revenue, as defined in the agreement, 30% of the next $1,500,000 of revenue and 50% of revenue over $3,000,000; with any advances being credited toward future distributions to IV 64. PIS’ obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the portfolio.

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

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. A hearing, known as a Markman hearing, in which the judge examines the evidence from the parties on the appropriate meanings of relevant key words in the claim was held on February 8, 2016. In June and August 2016 Quest Licensing Corporation entered into settlement agreements with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017 the Court granted the remaining defendants’ motion for summary judgment of non-infringement. On January 31, 2017, Quest Licensing Corporation filed a notice of appeal with the United States Court of Appeals for the Federal Circuit whereby Quest Licensing Corporation appealed the court’s order construing the terms of U.S. patent No. 7,194,468 as well as the court’s order granting defendants’ motion for summary judgment of non-infringement. In connection with this litigation, a third party funding source incurred approximately $153,125 in 2017 and $809,000 in 2016, which was paid to litigation counsel and other third parties. In addition, the funding source paid management fees to us of approximately $21,000 in 2017 and $25,000 in 2016. In 2016, modest licensing fees generated from settlement agreements were paid directly to the funding source pursuant to our agreement with the funding source. As a result, through December 31, 2017, we did not receive any proceeds from the Mobile Data Portfolio.

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

We generated license fees of approximately $0 and $75,000 for the years ended December 31, 2017 and 2016, respectively.

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

As the exclusive licensee and manager of the manufacture and sale of licensed product, we coordinate the manufacture and sale of licensed products to end users; we contract for the manufacture and assembly of the product components, and we coordinate order receipt, fulfillment and invoicing. Revenues from the TurtlePakTM product sales were approximately $14,000 and $18,000 for the years ended December 31, 2017 and 2016, respectively. We continue to generate modest revenue from this product.

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

Through December 31, 2017, we did not generate any revenue from the Financial Data Portfolio.

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

Through December 31, 2017, we did not generate any revenue from the rich media patents.

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

Following the execution of the funding agreements and the engagement of counsel, in April 2016, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against MediaTek Inc., Texas Instruments Incorporated, LG Electronics, Inc., Toshiba Corporation, and Funai Electric Co., Ltd. In May 2016, the action against Funai was dismissed, and in November 2016, the action against Texas Instruments was dismissed. The remaining suits settled in 2017.

Our revenue for the year ended December 31, 2017 included revenue from these settlements.

In March 2018, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against Acer Inc., Schneider Electric, Sharp Corporation, AsusTek Computer Inc., and Bose Corporation.

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

Following the execution of the funding agreement and partial contingency agreement with counsel, in April 2016, Semcon IP Inc. brought patent infringement suits in the United States District Court for the Eastern District of Texas against Huawei Technologies, MediaTek Inc., STMicroelectronics Inc., Texas Instruments Incorporated and ZTE Corporation. In January 2018, the action against Texas Instruments was dismissed, and in February 2018, the action against Huawei Technologies was dismissed. Trial in the actions against the other defendants has been scheduled for April 2, 2018, although it is possible that this date may be postponed.

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

Through December 31, 2017, we did not receive any proceeds from the Power Management/Bus Control Portfolio.

Diode on Chip Portfolio

This portfolio, which is the third portfolio which we acquired from Intellectual Ventures and transferred to a newly-formed subsidiary, IC Kinetics Inc., consists of three United States patents and one pending continuation application which cover technology relating to on-chip temperature measurement for semiconductors. As of December 31, 2017, we did not generate any revenue from this portfolio.

CXT Portfolio

This portfolio consists of twenty-nine United States patents and three pending continuation applications which cover technology relating to systems and methods of operating an accessible information database which provides for inventory evaluation, filtering according to preferences, alternative product recommendations, and access to a database of consumer feedback/evaluation. Through December 31, 2017, we did not generate any revenues from this portfolio.

CMOS Portfolio

This portfolio consists of eleven United States patents and sixteen foreign patents which cover technology relating to digital image sensor technology systems and methods (“CMOS Portfolio”) which PIS acquired on January 26, 2018.

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

Intellectual Property Rights

We have ten intellectual property portfolios: financial data, mobile data, Von Kohorn, Turtle Pak, anchor structure, power management/bus control, diode on chip, rich media, CXT and CMOS. The following table sets forth information concerning our patents and other intellectual property. Each patent or other intellectual property right listed in the table below that has been granted is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. In the table below, the anchor structure portfolio is referred to as Mariner, the power management/bus control portfolio is referred to as Semcom, and the diode on chip portfolio is referred to as IC.

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial Data	US Patent	RE38,137	Programmable multiple company credit card system	1/11/2001	6/10/2003	9/28/2015
Mobile Data	US Patent	7,194,468	Apparatus and method for supplying information	2/9/2001	3/20/2007	2/9/2021
Mobile Data	US Patent	9,288,605	Apparatus and method for supplying information	11/12/2009	3/15/2016	2/9/2021
Mobile Data	US Patent	9,913,068	Apparatus and method for supplying information	3/15/2013	3/6/2018	2/9/2021
Mobile Data	US Application	15/877,820	Apparatus and method for supplying information	1/23/2018	N/A	N/A
Von Kohorn	US Patent	5,508,731	Generation of enlarged participatory broadcast audience	2/25/1993	4/16/1996	4/16/2013
Turtle Pak	US Patent	RE36,412	Article packaging kit, system, and method	6/18/1996	11/30/1999	6/24/2013
Turtle Pak	US Patent	6,490,844	Film wrap packaging apparatus and method	6/21/2001	12/10/2002	7/10/2021
Turtle Pak	US Trademark	74709827	Turtle pak - design plus words, letters, and/or numbers	8/1/1995	6/4/1996	N/A
Mariner	US Patent	5,650,666	Method and apparatus for preventing cracks in semiconductor die	11/22/1995	7/22/1997	11/22/2015
Mariner	US Patent	5,846,874	Method and apparatus for preventing cracks in semiconductor die	2/28/1997	12/8/1998	11/22/2015
Semcon	US Patent	7,100,061	Adaptive power control	1/18/2000	8/29/2006	1/18/2020
Semcon	US Patent	7,596,708	Adaptive power control	4/25/2006	9/29/2009	1/18/2020

Semcon	US Patent	8,566,627	Adaptive power control	7/14/2009	10/22/2013	1/18/2020
Semcon	US Patent	8,806,247	Adaptive power control	12/21/2012	8/12/2014	1/18/2020
Semcon	PCT Application	PCT/US2001/001684	Adaptive power control	1/16/2001	7/26/2001	N/A
Semcon	Reexam Certificate	7,100,061C1	Adaptive power control	6/13/2007	8/4/2009	N/A
Semcon	US Patent	5,978,876	System and method for controlling communications between subsystems	4/14/1997	11/2/1999	4/14/2017

IC	US Patent	7,118,273	System for on-chip temperature measurement in integrated circuits	4/10/2003	10/10/2006	4/10/2023
IC	US Patent	7,108,420	System for on-chip temperature measurement in integrated circuits	10/7/2004	9/19/2006	4/10/2023
IC	US Patent	9,222,843	System for on-chip temperature measurement in integrated circuits	9/23/2011	12/29/2015	4/10/2023
IC	US Application	15/210,208	System for on-chip temperature measurement in integrated circuits	7/14/2016	N/A	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, systems, and processes for the design and creation of rich media applications via the internet	02/09/2001	02/14/2006	10/16/2023
Rich Media	US Application Proceeds Interest	13/314,977	Methods, systems, and processes for the design and creation of rich media applications via the internet	12/08/2011	04/12/2012	N/A
CXT	US Patent	7,103,568	Online product exchange system	2/23/2004	9/5/2006	8/8/2015
CXT	US Patent	7,933,806	Online product exchange system with price-sorted matching products	9/11/2006	4/26/2011	8/8/2015
CXT	US Patent	8,024,226	Product exchange system	11/6/2006	4/26/2011	8/8/2015
CXT	US Patent	5,983,220	Suppporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	11/14/1996	11/9/1999	11/14/2016
CXT	US Patent	6,463,431	Database evaluation system suppporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	6/25/1999	10/8/2002	11/14/2016
CXT	US Patent	5,940,807	Automated and independently accessible inventory information exchange system	5/28/1997	8/17/1999	5/23/17
CXT	US Patent	6,081,789	Automated and independently accessible inventory information exchange system	1/8/1999	6/27/2000	5/23/17
CXT	US Patent	6,601,043	Automated and independently accessible inventory information exchange system	6/26/2000	7/29/2003	5/23/17
CXT	US Patent	6,011,537	System for delivering and simultaneously displaying primary and secondary information, and for displaying only the secondary information during interstitial space	1/27/1998	1/4/2000	1/27/2018
CXT	US Patent	7,133,835	Online exchange market system with a buyer acution and a seller auction	10/30/1995	11/7/2006	5/27/2018
CXT	US Patent	6,412,012	System, method, and article of manufacture for making a compatibility aware recommendation to a user	12/23/1998	6/25/2002	12/23/2018
CXT	US Patent	6,493,703	System and method for implementing intelligent online community message board	5/11/1999	12/10/2002	5/11/2019
CXT	US Patent	6,571,234	System and method for managing online message board	5/11/1999	5/27/2003	5/11/2019
CXT	US Patent	6,721,748	Online content provider system and method	5/13/2002	4/13/2004	5/11/2019
CXT	US Patent	6,778,982	Online content provider system and method	2/20/2003	8/17/2004	5/11/2019
CXT	US Patent	6,804,675	Online content provider system and method	3/17/2003	10/12/2004	5/11/2019
CXT	US Patent	7,159,011	System and method for managing an online messaging board	8/16/2004	1/2/2007	5/11/2019
CXT	US Patent	7,162,471	Content query system and method	8/16/2004	1/9/2007	5/11/2019

CXT	US Patent	RE43,835	Online content tabulating system and method	2/22/2007	11/27/2012	5/11/2019
CXT	US Patent	RE45,661	Online content tabulating system and method	11/20/2012	9/1/2015	5/11/2019
CXT	US Patent	7,065,494	Electronic customer service and rating system and method	6/25/1999	6/20/2006	6/25/2019
CXT	US Patent	7,340,411	System and method for generating, capturing, and managing customer lead information over a computer network	10/20/2003	3/4/2008	8/2/2021
CXT	US Patent	8,260,806	Storage, management and distribution of consumer information	6/29/2007	9/4/2012	10/17/2021
CXT	US Patent	7,487,130	Consumer-controlled limited and constrained access to a centrally stored information account	1/6/2006	2/3/2009	11/7/2021
CXT	US Patent	7,016,877	Consumer-controlled limited and constrained access to a centrally stored information account	11/7/2001	3/21/2006	2/22/2023
CXT	US Patent	7,257,581	Storage, management and distribution of consumer information	8/6/2001	8/14/2007	6/2/2023
CXT	US Patent	7,467,141	Branding and revenue sharing models for facilitating storage, management and distribution of consumer information	8/20/2001	12/16/2008	8/11/2023
CXT	US Patent	7,016,875	Single sign-on for access to a central data repository	10/9/2001	3/21/2006	8/19/2023
CXT	US Patent	8,566,248	Initiation of an information transaction over a network via a wireless device	11/20/2001	10/22/2013	6/17/2026
CXT	US Application	11/327,176	Single sign-on for access to a central data repository	1/6/2006	9/7/2006	N/A
CXT	US Application	14/941,528	Information transactions over a network	11/13/2015	5/19/2016	N/A
CXT	US Application	15/880,314	Single sign-on for access to a central data repository	1/25/2018	N/A	N/A
CMOS	US Patent	6,624,404	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	11/26/2001	9/23/2003	12/30/2019
CMOS	Korean Patent	KR10-0303774	Method for fabricating cmos image sensor	12/30/1998	7/13/2001	12/30/2018
CMOS	US Patent	6,348,361	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	12/30/1999	2/19/2002	12/30/2019
CMOS	US Patent	6,184,055	CMOS image sensor with equivalent potential diode and method for fabricating the same	2/26/1999	2/6/2001	2/26/2019
CMOS	Chinese Patent	CNZL99105588.8	Complementary mos image sensor and making method thereof	2/28/1999	10/13/2004	2/27/2019
CMOS	Chinese Patent	CNZL200310104488.4	Image sensing device and its manufacturing method	2/28/1999	3/26/2008	2/27/2019
CMOS	German Patent	DE19908457.2	Photodiode used in cmos image sensing device	2/26/1999	11/28/2013	2/26/2019
CMOS	French Patent	FR2775541	Photodiode for use in a cmos image sensor and method for fabricating the same	3/1/1999	8/2/2002	3/1/2019

CMOS	French Patent	FR2779870	Photodiodes for image sensors	3/1/1999	5/13/2005	3/1/2019
CMOS	United Kingdom Patent	GB2334817	Photodiode for use in a cmos image sensor and method for fabricating the same	3/1/1999	7/1/2003	3/1/2019
CMOS	United Kingdom Patent	GB2383900	CMOS image sensor and method for fabricating the same	3/1/1999	8/20/2003	3/1/2019
CMOS	Japanese Patent	JP4390896	CMOS image sensor and manufacture thereof	3/1/1999	10/16/2009	3/1/2019
CMOS	Korean Patent	KR10-0278285	CMOS image sensor and manufacturing method thereof	2/24/1999	10/18/2000	2/24/2019
CMOS	Taiwanese Patent	TWI141677	CMOS image sensor with equivalent potential diode	3/22/1999	10/1/2001	3/21/2019
CMOS	US Patent	6,180,969	CMOS image sensor with equivalent potential diode	2/26/1999	1/30/2001	2/26/2019
CMOS	US Patent	6,563,187	CMOS image sensor integrated together with memory device	6/29/1999	5/13/2003	6/29/2019
CMOS	US Patent	6,949,388	CMOS image sensor integrated together with memory device	5/12/2003	9/27/2005	11/9/2019
CMOS	Korean Patent	KR10-0464955	CMOS image sensor integrated with memory device	6/29/1998	12/24/2004	6/29/2018
CMOS	US Patent	6,627,929	Solid state ccd image sensor having a light shielding layer	6/13/2001	9/30/2003	10/13/2018
CMOS	Korean Patent	KR10-0263473	Solid state image device and fabrication method thereof	2/16/1998	5/17/2000	2/16/2018
CMOS	US Patent	6,300,157	Solid state image sensor and method for fabricating the same	10/13/1998	10/9/2001	10/13/2018
CMOS	US Patent	7,113,203	Method and system for single-chip camera	5/7/2002	9/26/2006	5/13/2022
CMOS	US Patent	6,706,550	Photodiode having a plurality of PN junctions and image sensor having the same	10/16/2002	3/16/2004	2/26/2019
CMOS	Japanese Patent	JP4139931	Pinned photodiode of image sensor, and its manufacture	6/28/1999	6/20/2008	6/28/2019
CMOS	Korean Patent	KR10-0275123	Pinned photodiode of image sensor and manufacturing method thereof	6/29/1998	9/19/2000	6/29/2018
CMOS	Taiwanese Patent	TWI133257	Photodiode having a plurality of PN junctions and image sensor having the same	6/30/1999	5/28/2001	6/29/2019
CMOS	US Patent	6,489,643	Photodiode having a plurality of PN junctions and image sensor having the same	6/28/1999	12/3/2002	6/28/2019

Purchase of Intellectual Property from Intellectual Ventures Entities

On October 22, 2015, pursuant to an agreement with an effective date of July 8, 2015, as amended, between us and Intellectual Ventures, we purchased three groups of patents from Intellectual Ventures for a purchase price of $3,000,000, which was paid in three annual installments of $1,000,000 from the proceeds of our loans from United Wireless. Contemporaneously with our acquisition of the patents, we granted Intellectual Ventures a security interest in the patents transferred to us as security for the payment of the balance of the purchase price. Intellectual Ventures released its security interest upon receipt of the third installment payment in November 2017. The patent portfolios which we acquired from Intellectual Ventures are the anchor structure portfolio, the power management/bus control portfolio and the diode on chip portfolio.

On July 28, 2017, CXT, entered into an agreement with IV 34/37 pursuant to which CTX paid IV 34/37 $25,000 and IV34/37 transferred to CXT all right, title and interest in a portfolio of the thirteen United States patents that constitute the CXT Portfolio. Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 34/37 as long as we generate revenue from the portfolio. The $25,000 payment to IV 34/37 represents the proceeds of a loan from United Wireless and was paid directly to IV34/37. The agreement with IV 34/37, as amended on January 26, 2018, provides that if, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference between  such cumulative amounts and the amount paid to IV 34/37 within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years. Neither we nor any affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The patent portfolio which we acquired from IV34/37 is the CXT portfolio.

On January 26, 2018, CXT entered into an agreement with IV 62/71 pursuant to which CXT advanced IV 62/71 $10,000 at closing and IV 62/71 assigned to CXT all right, title, and interest in a portfolio of sixteen United States patents and three pending applications. Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 62/71 as long as we generate net proceeds from the portfolio; with any advances being credited toward future distributions to IV 62/71. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. We agreed to modify the monetization proceeds agreement between CXT and United Wireless to include the patents acquired from IV62/71.

On January 26, 2018, PIS, entered into an agreement with IV 64 pursuant to which PIS advanced $10,000 to IV 64 at closing and IV 64 assigned to PIS all right, title, and interest in the CMOS Portfolio. Under the agreement, PIS will distribute to IV 64 70% of the first $1,500,000 of revenue, as defined in the agreement, 30% of the next $1,500,000 of revenue and 50% of revenue over $3,000,000; with any advances being credited toward future distributions to IV 64. PIS’ obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the portfolio.

Agreements with United Wireless

Summary

On October 22, 2015, we entered into a series of agreements with United Wireless:

Pursuant to a securities purchase agreement between us and five of our subsidiaries (Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., and IC Kinetics Inc.), at the closing, United Wireless agreed to lend us a total of $4,250,000. As of December 31, 2017, United Wireless had lent us $3,650,000, of which $3,000,000 was used to purchase the intellectual property from Intellectual Ventures in three annual installments of $1,000,000, with the final installment in November 2017, $25,000 was used to purchase intellectual property from IV 34/37 and the balance of $625,000 was used for working capital, including expenses relating to the agreements with United Wireless. Pursuant to the loan agreement, we issued to United Wireless our 10% promissory notes. The terms of the notes are described under “Promissory Notes.”

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

All of the notes to be issued to United Wireless, whether in respect of the purchase of the patent rights from Intellectual Ventures or for working capital, will have the same terms and conditions, including default provisions and conversion rights. In the event that certain events of default, which are called Conversion Eligible Events of Default, shall have occurred and are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United Wireless shall have the obligation to make the payment, and immediately upon the United Wireless’ payment to Intellectual Ventures, we shall be deemed to have assigned, transferred and conveyed to United Wireless and/or its nominee full, absolute and unconditional title to and ownership of the stock of three subsidiaries that hold the patents acquired from Intellectual Ventures, and our obligations on the notes including the conversion rights, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Venture, terminate, and United Wireless will have no further obligation to make working capital loans to us. On November 15, 2017, when the last payment was made to Intellectual Venture, no Conversion Eligible Event of Default had occurred. As of the December 31, 2017, the $4,027,351 note that is outstanding, $3,000,000 relates to the purchase of the patents from Intellectual Ventures , $25,000 relates to the purchase of intellectual property from IV 34/37, $625,000 relates to working capital, including expenses relating to the agreement with United Wireless, and $377,351 relates to interest accrued through, and added to principal on September 30, 2017 in accordance with the terms of the note.

In October 2015, we entered into a monetization proceeds agreement pursuant to which United Wireless received the right to receive 15% of the net monetization proceeds received from (a) the patents acquired by us from Intellectual Ventures and (b) the patents in our mobile data and financial data intellectual property portfolios. On July 31, 2017, we entered into a monetization agreement with United Wireless pursuant to which we agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT. This obligation was recorded as an expense and is reflected in interest expenses. CXT’s obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The security interest in the proceeds from the CXT Portfolio is junior to the security interest held by IV 34/37 in the CXT Portfolio and proceeds thereof. We agreed to amend the monetization proceeds agreement between CXT and United Wireless to include the patents acquired from IV 62/71.

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

We agreed that, within 135 days from the closing date (i.e., by March 2, 2016), we would increase our authorized common stock from 390,000,000 shares to 1,250,000,000 shares, and, in the event that, in the future, the number of authorized shares of common stock is not sufficient to enable the full conversion of the notes, we will have 135 days to take corporate action, as necessary, so as to have a sufficient number of shares, including to increase the common stock (or effect a reverse split or a combination of an increase in the authorized common stock and a reverse split) to an amount requested by United Wireless, or absent such request, as we believe to be necessary such that there will be sufficient shares of common stock available for full conversion of the notes. United Wireless agreed to vote its shares or give its consent in connection with any such increase in authorized common stock. On January 22, 2016, we filed an amended and restated certificate of incorporation which increased our authorized common stock to 1,250,000,000 shares. On the dates that United Wireless purchased notes from us in 2016, we were in compliance with the authorized share requirement. Because there is no fixed conversion price, compliance with the authorized share reserve requirement is outside of our control. As a result of fluctuations in our stock price, at various times during the period, beginning May 4, 2016 and through December 31, 2016, but never for a period exceeding 135 days, we did not have sufficient authorized shares of common stock necessary for United Wireless to convert its notes and exercise its options. Because of a decrease in the price of our common stock, at February 13, 2017, we did not have a sufficient number of shares to meet the authorized share requirements. On June 15, 2017, we amended our certificate of incorporation to increase our authorized common stock to 10,000,000,000 shares. In the event that, in the future, we do not have sufficient shares to permit conversion of the notes and the exercise of the options, we will have to either increase our authorized common stock or effect a reverse split in order that we are in compliance with the authorized share requirement. The failure to have sufficient authorized common stock may result in a Conversion Eligible Event of Default.

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

Promissory Notes

The promissory notes bear interest at 10% per annum and mature on September 30, 2020. Interest accrues through September 30, 2018, with accrued interest being added to principal on each of September 30, 2016, 2017 and 2018. Subsequent to September 30, 2018, we are to pay interest quarterly, with the first interest payment being due on December 31, 2018. We have the right to prepay the notes in whole at any time and in part from time to time. Although the notes have no conversion rights, if a Conversion Eligible Event of Default occurs, the notes become convertible at a conversion price equal to 90% of the closing sale price of our common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion. As required under our agreements with United Wireless, we have increased our authorized common stock to 10,000,000,000 shares. However, we cannot assure you that such number of shares would be sufficient to permit conversion of the notes in full if a Conversion Eligible Event of Default should occur. We are required to have reserved from our authorized and unissued common stock, 130% of the number of shares of common stock as shall be necessary for issuance upon conversion of the notes.

Conversion Eligible Events of Default include the breach of selected representations and warranties and covenants contained in the securities purchase agreement and the note, including our failure to pay principal of any note or interest and other charges in excess of $100,000. Although the observance of these covenants is generally within our control, one of the provisions which would trigger a Conversion Eligible Event of Default is our inability to have sufficient shares reserved for issuance upon conversion of the notes for more than 135 consecutive days from the date of such inability. Because there is no fixed conversion price, this reserve requirement is outside of our control.

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

Grant of Security Interest

Payment of the notes and our obligations under the monetization proceeds agreement as well as the other obligations under the agreements with United Wireless is secured by a security interest in all proceeds (from litigation or otherwise) from the (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios, and a pledge of the stock of the three subsidiaries which hold the patents acquired from Intellectual Ventures. The security interest in proceeds from the patents relating to our mobile data portfolio is junior to the security interest held by a third party litigation funding source.

Registration Rights Agreement

Pursuant to a registration rights agreement, we agreed to file a registration statement with the SEC covering the 50,000,000 shares of common stock issued to United Wireless at the closing and the 50,000,000 shares of common stock issuable upon exercise of the purchase option. We are required to file the registration statement within 60 days of the October 22, 2015 closing, which is December 21, 2015, and have the registration statement declared effective by the SEC within 120 days of the closing if the registration statement is not subject to a full review by the SEC and 180 days if the registration statement is subject to a full review. We filed the registration statement on December 14, 2015 and it was declared effective by the SEC on February 11, 2016. We are required to maintain the effectiveness of the registration statement until United Wireless (or its transferees) may sell all the shares covered by the registration statement without restriction or limitation pursuant to Rule 144 and without the requirement to be in compliance with Rule 144(c)(1). We are also required to file a registration statement covering the shares issuable upon conversion of the notes upon request by the note holders. The notes do not become convertible until and unless there is a Conversion Eligible Event of Default, and the failure to maintain the effectiveness of the registration statement is not a Conversion Eligible Event of Default. The registration rights agreement provides for us to pay damages in the event that we do not meet the required deadlines or do not maintain the effectiveness of the registration statement. The damages are computed at 1.5% of the aggregate purchase price paid for such securities, which was $250,000 on the date we fail to maintain the effectiveness of the registration statement and each 30 days thereafter. The registration ceased to be current and effective on November 11, 2016. On June 12, 2017, we entered into a standstill agreement with United Wireless pursuant to which we agreed (i) to increase its authorized common stock to 10,000,000,000 shares, (ii) to file by June 30, 2017, a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement, (iii) if the existing warrant held by our chief executive officer is not exercised prior to its expiration date, any re-issuance will not have an exercise price less than the current exercise price and the existing warrants will not be amended to lower the exercise price, and (iv) United Wireless no longer has any obligation to purchase any note pursuant to the Securities Purchase Agreement other than the $1,000,000 note related to the final payment to Intellectual Ventures, except in connection with the potential acquisition by us of patent rights which would trigger a $25,000 working capital loan in connection with the potential acquisition and require United Wireless to make $125,000 working capital loans to us, at our sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement and, in such event, United Wireless would have a 7½% net proceeds percentage interest in the net proceeds from such patent rights. On June 15, 2017, we amended our certificate of incorporation to increase our authorized common stock to 10,000,000,000 shares. On June 30, 2017, we filed a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement which shares were transferred by United Wireless to two of its affiliates. The registration statement was declared effective on July 6, 2017.

Research and Development

Research and development expense are incurred by us in connection with the evaluation of patents. We did not incur research and development expenses during 2017 or 2016.

Employees

As of March 29, 2018, we have no employees other than our two officers, only one of whom, Mr. Jon Scahill, our chief executive officer and president, is full time. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through 2017, we generated a cumulative loss of more than $16,549,000 on cumulative revenues of less than $6,000,000 and our losses are continuing. Our total assets were approximately $2,634,000 at December 31, 2017, of which approximately $2,463,000 represented the book value of patents we acquired from Intellectual Ventures and its affiliates. At December 31, 2017, we had a working capital deficiency of approximately $4,191,000, and our continuing losses are generating an increase in our negative working capital. We cannot give assurance that we can or will ever operate profitably.

Our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2017. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2017.

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

Unless we generate significant revenue from our intellectual properties, we may be unable to pay the notes we incurred in connection with our recent intellectual property purchase. Through December 31, 2017, we borrowed $3,650,000 from United Wireless, of which $3,000,000 was used to make pay the purchase price of the intellectual property we acquired from Intellectual Ventures and United Wireless has agreed to provide us with an additional $250,000 for working capital. The notes are due September 30, 2020. Unless we generate revenue either from our existing intellectual property portfolio, including the patent rights we acquired from the Intellectual Ventures Entities, or from any new intellectual property portfolios which we may acquire in the future, we do not expect to have the funds necessary to pay principal and interest on the notes. If we are not able to make payment when due, we may not be able to continue in business and it may be necessary for us to seek protection under the Bankruptcy Act. We cannot assure you that we will be able to generate the revenue necessary to pay United Wireless.

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

If we breach certain obligations under our agreement with United Wireless, including our failure to pay the notes when due or have sufficient authorized common stock for potential conversion of our notes due to United Wireless, the notes may become convertible. Under our agreement with United Wireless, in the event that certain events of default, which are called Conversion Eligible Events of Default, occur, any outstanding notes become convertible into common stock at a conversion price equal to 90% of the closing sale price of our common stock on the trading day immediately preceding the date the United Wireless gives notice of conversion. Conversion Eligible Events of Default include, among other events,

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

Risks Relating to Monetizing our Intellectual Property Rights

We may not be able to monetize our intellectual property portfolios. Although our business plan is to generate revenue from our intellectual property portfolios, we have not been successful in generating any significant revenue from our portfolios and we have not generated any revenues from several of our intellectual property portfolios. We cannot assure you that we will be able to generate any significant revenue from our existing portfolios or that we will be able to acquire new intellectual property rights that will generate significant revenue.

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

We may not be successful in obtaining judgments in our favor. We have commenced litigation seeking to monetize our intellectual property portfolios and it may be necessary for us to commence ligation in the future. All litigation is uncertain, and a number of the actions we commenced have been dismissed by the trial court. We cannot assure you that any litigation will be decided in our favor or that, if damages are awarded or a license is negotiated, that we will generate any significant revenue from the litigation or that any recovery may be allocated to counsel and third party funding source which may result in little if any revenue to us.

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

U.S. Federal courts are becoming more crowded, and, as a result, patent enforcement litigation is taking longer. Patent enforcement actions are almost exclusively prosecuted in federal district courts. In May 2017, the United States Supreme Court, in TC Heartland v. Kraft Foods Groups Brands, held that a corporate defendant may be sued either in its state of incorporation, or where it has committed acts of infringement and has a regular and established place of business. To the extent that the Supreme Court decision in TC Heartland concentrates patent litigation in districts within states popular for business incorporation, such as the Federal District Court for the District of Delaware, such courts may become increasingly crowded. Federal trial courts that hear patent enforcement actions also hear criminal and other civil cases. Criminal cases always take priority over patent enforcement actions. As a result, it is difficult to predict the length of time it will take to complete any enforcement action. Moreover, we believe there is a trend in increasing numbers of civil lawsuits and criminal proceedings, and, as a result, we believe that the risk of delays in patent enforcement actions will have a significant effect on our business in the future unless this trend changes.

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

Risks Concerning our Common Stock

Our notes to United Wireless will become convertible at a conversion price equal to 90% of the market price of the stock on the date the holder of the notes gives notice of conversion in the event of certain defaults under the notes. Although the notes that we issued and may issue in the future to United Wireless are not presently convertible, they become convertible upon certain events of default. If the notes become convertible, the holders of the notes can convert the notes in part from time to time at 90% of the market price at the time of conversion. The ability, or the potential ability, of the holder to convert the notes into common stock at a price which is less than the market price on the date of conversion could result in significant downward pressure on the price of our common stock. If the notes become convertible, the possible additional dilution resulting from the issuance of shares of common stock on conversion of the notes, together with the below market conversion price, could result in continued downward pressure on our stock price until the notes are paid in full. Further, even though we increased our authorized common stock to 10,000,000,000 shares in June 2017, the possibility that the notes may become convertible in the future could also have a negative impact on the market price of our common stock.

If the notes issued to United Wireless become convertible, we may not have sufficient authorized common stock to enable us to fulfill our obligation to issue common stock on conversion of the notes. Because there is no fixed conversion price, it is possible that, even though we increased our authorized common stock to 10,000,000,000 shares in June 2017, we cannot assure you that we will continue to have sufficient shares of authorized common stock to permit conversion. Although we have an obligation to increase our authorized common stock further in the event that 10,000,000,000 authorized shares are not sufficient, we cannot assure you that we will be able to obtain stockholder approval of such an increase. The failure to be able to deliver common stock on conversion would be a further default under the notes and could result in our obligation to pay damages to the note holders.

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

Our stock price may be volatile and your investment in our common stock could suffer a decline in value. As of the date of this annual report, there has only been limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;
●	the market’s perception as to our ability to generate positive cash flow or earnings from our intellectual property portfolios;
●	changes in our or securities analysts’ estimate of our financial performance;
●	our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;
●	the market’s perception of the effects of legislation or court decisions on our business;
●	the market’s perception that a defendant may obtain a judgement against a subsidiary and foreclose on the intellectual property of the subsidiary, which may result in a default under our agreement with United Wireless;
●	the effects or perceived effects of the potential convertibility of convertible notes issued by us;
●	the results or anticipated results of litigation by or against us;
●	the anticipated or actual results of our operations;
●	events or conditions relating to the enforcement of intellectual property rights generally;
●	changes in market valuations of other intellectual property marketing companies;
●	any discrepancy between anticipated or projected results and actual results of our operations;
●	the market’s perception or our ability to continue to make our filings with the SEC in a timely manner;
●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and
●	other matters not within our control.

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

ITEM 3. LEGAL PROCEEDINGS

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017, the court granted the remaining defendants’ motion for summary judgment of non-infringement which we have appealed. Following the court’s decision granting the defendant’s motion for summary judgment, those defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” On June 29, 2017, the defendants’ motion for attorney fees was denied, without prejudice. The defendants may renew their motion thirty days from the decision of the appellate court on our appeal of the district court’s decision granting the defendant’s motion for summary judgment. Although any new motion, if granted, would result in a judgment against Quest Licensing Corporation, such subsidiary does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreement with United Wireless. The funding for the litigation will not provide us with funds in the event of an adverse judgment. We believe that we have valid defenses to the claim for attorneys’ fees. However, we can give no assurance that we will prevail in opposing the motion for legal fees.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC Pink market under the symbol QPRC. The following table sets forth the range of quarterly high and low closing prices of our common stock as reported during 2016 and 2017, based on information on the OTC Markets website. These prices reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

	2016		2017
	High	Low	High	Low
First quarter	$0.022	$0.004	$0.006	$0.0018
Second quarter	0.0095	0.0012	0.0043	0.0012
Third quarter	0.0045	0.0016	0.0025	0.0011
Fourth quarter	0.0050	0.0017	0.0035	0.0009

During the period from January 2, 2018 through March 27, 2018, the high and low closing prices per share for our common stock as reported on the OTC Markets website were $0.0023 and $0.0011 The last reported sale price of our common stock on March 27, 2018 was $0.0013 per share.

Stockholders of Record

As of March 27, 2018, we had 461 record holders of our common stock.

Transfer Agent

Continental Stock Transfer & Trust Company, One State Street, 30th floor, New York, New York 10004-1561 is the transfer agent for our common stock.

Dividends

We have not paid any cash dividends to date and do not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize all available funds for the development of our business.

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2017.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
As of December 31, 2017
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders (1)(2)	65,000,000	$0.004	80,000,000
Total	65,000,000	$0.004	80,000,000

A summary of the status of our equity grants and changes is set forth below:

(1)	The 65,000,000 warrants that were outstanding on December 31, 2017 represent warrants granted to present and former officers and directors, all of which expired unexercised on March 1, 2018.
(2)	On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan pursuant to which we can issue up to 150,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. On November 10, 2017, the board granted restricted stock grants to its three directors for services rendered to the Company, of which 60,000,000 shares were issued to Jon C. Scahill and 5,000,000 shares were issued to each of Dr. William Ryall Carroll and Timothy J. Scahill. The right to the shares vested upon the grant. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

No warrants or options were granted or exercised in 2017.

Recent sales of unregistered securities.

On June 30, 2017, November 15, 2017 and December 31, 2017, pursuant to our agreements with United Wireless, we issued to United Wireless our 10% promissory notes due September 30, 2020 in the principal amounts of $25,000 June 30, 2017, $1,000,000 on November 15, 2017 and $125,000 on December 31, 2017. Although the notes are not presently convertible, they may become convertible under certain conditions. These notes are described under Item 1. Business – Agreements with United Wireless.

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

Except for the issuance of the notes to United Wireless and the grant of shares to our directors, we did not sell any unregistered securities during 2017 or 2016 other than issuances described in our filings with the SEC.

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

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage ten intellectual property portfolios, which principally consist of patent rights, including three patent portfolios which we acquired in October 2015 from Intellectual Ventures. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. To date, we have not generated any significant revenues from our intellectual property rights.

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.
●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, although we do not have any agreements that provide us with management fees.
●	Licensed packaging sales, which relate to the sale of licensed products.

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

Fees generated in connection with the management of litigation are paid to us by a third-party funding source in support of the litigation seeking to enforce our intellectual property rights. Our agreement with the funding source provides that the funding source pays the litigation costs and provides that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. As a result, in connection with litigation funded by the third party, we would, if the litigation is successful, receive fees both for managing the litigation and from a license of the intellectual property, which will be net of that portion of the recovery payable to the funding source. However, in negotiating with funding sources for future monetization programs, we may not receive any fees for managing litigation, and, in connection with the agreements that we entered into in 2016 with a funding source for two of our intellectual property portfolios, we do not receive any such fees. We received management fees from one funding source during 2017 and in prior years; however, we no longer receive management fees from this funding source. We cannot assure you that, in the future, we will receive any management fees from any future funding source.

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

In March 2014, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Mobile Data. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party. In April and June 2014, as part of a structured licensing program for the Mobile Data portfolio, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. As of December 31, 2017, the third party funding source has advanced approximately $3,000,000 in litigation fees, costs and expenses. Under the terms of the funding agreement, the third party funder is entitled to a priority return of funds advanced from any proceeds recovered. We received management fees and management support services expenses relating to this agreement.

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

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted certain defendants’ motion for summary judgment of non-infringement, and Quest Licensing Corporation has appealed the summary judgment. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice. The defendants may renew their motion thirty days from the decision of the appellate court on our appeal of the district court’s decision granting the defendant’s motion for summary judgment. Although any new motion, if granted, would result in a judgment against Quest Licensing Corporation, such subsidiary does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreement with United Wireless. The possible amount of any judgment cannot be estimated and the funding source for the litigation will not provide us with funds to pay an adverse judgment. We believe that we have valid defenses to the claim for attorneys’ fees.

Acquisition of Patents; Agreements with United Wireless

On October 22, 2015, we acquired three patent portfolios from Intellectual Ventures, which we assigned to three newly-formed subsidiaries. We paid the purchase price of $3,000,000 with the proceeds of three loans from United Wireless, each in the amount of $1,000,000, with the third and final payment being made on November 15, 2017. Pursuant to our agreements with United Wireless:

●	We sold to United Wireless 50,000,000 shares of common stock for $250,000.
●	We borrowed a total of $3,650,000 from United Wireless through December 31, 2017, for which we issued our 10% promissory notes due September 30, 2020. Of this amount, $3,000,000 was paid directly to Intellectual Ventures as the purchase price of the patents we purchased from Intellectual Ventures, $25,000 was paid to IV 34/37 at the initial payment for the purchase of intellectual property and $625,000 was paid to us for working capital, including costs of the financing.
●	We granted United Wireless an option to purchase a total of 50,000,000 shares of common stock.
●	We entered into a monetization proceeds agreement pursuant to which we gave United Wireless a 15% interest in the net monetization proceeds, as defined in the agreement, generated from both the patents acquired from Intellectual Ventures and our financial data and mobile data portfolios, which continues as long as we receive revenue, whether from litigation or otherwise, from these patents.
●	We granted United Wireless a security interest in the proceeds of the patents acquired from Intellectual Ventures and our financial data and mobile data portfolios and a pledge of the stock of the three subsidiaries that own the patents we acquired from Intellectual Ventures.
●	In the event that certain events of default, which are called Conversion Eligible Events of Default, have occurred, the outstanding notes become convertible at a conversion price equal to 90% of the closing sale price of our common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion.

In addition to our obligation to increase our authorized common stock to 1,250,000,000, which we satisfied by amending our certificate of incorporation in January 2016, we agreed, in the event that, in the future, the number of authorized shares of common stock is not sufficient to enable the full conversion of the notes, unless the share price subsequently increases so that we would have sufficient shares, the Company will have 135 days from the last such date we had sufficient shares to enable full conversion of the notes to take all corporate action necessary so that we have sufficient shares of common stock for full conversion of the notes (including, without limitation an increase in authorized common stock, reverse split of a combination of an increase in authorized common stock and a reverse split). The failure to do so may be a Conversion Eligible Event of Default. As a result of a decline in our stock price, at February 13, 2017, we did not have sufficient authorized shares of common stock to meet the required authorized common stock necessary for United Wireless to convert its notes. On June 15, 2017, we amended our certificate of incorporation to increase our authorized common stock to 10,000,000,000 shares. In the event that 10,000,000,000 authorized shares become insufficient to satisfy our obligations to United Wireless, we will have 135 days to increase our authorized common stock or effect a reverse split or a combination such that we are in compliance with our authorized stock requirement under the United Wireless agreements. Our failure to have sufficient shares of common stock available may give United Wireless the right to declare a Conversion Eligible Event of Default under the notes.

We granted United Wireless certain registration rights with respect to the shares issued at the closing, the shares issuable upon exercise of the purchase option and, if requested by the note holders, the common stock issuable upon conversion of the note if the notes become convertible.

As long as United Wireless’, or its principals’ stockholdings exceed 10%, United Wireless has the right to designate one member of the board of directors and at such time and for as long as United Wireless’ stockholdings exceed 24.9%, United Wireless may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United Wireless agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. We agreed that the size of the board would not exceed five. The 50,000,000 shares of common stock purchased by United Wireless at the closing have been transferred to Andrew C. Fitton (35,000,000 shares) and Michael R. Carper (15,000,000 shares).

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

Results of Operations

Years Ended December 31, 2017 and 2016

The following table shows the revenue and cost of revenue from our three categories of revenue for the years ended December 31, 2017 and 2016:

	Year ended December 31,
	2017		2016
Revenues:
Licensed packaging sales	$14,201	1.2%	$18,391	1.5%
Patent licensing fees	1,196,250	97.1%	385,000	30.5%
Management fees	21,196	1.7%	860,823	68.0%
Total	1,231,647	100.0%	1,264,214	100.0%

Cost of revenues:
Cost of sales	2,435	0.3%	4,842	0.4%
Royalties	807,614	96.4%	350,204	29.8%
Management support services	27,908	3.3%	818,922	69.8%
Total	837,957	100.0%	1,173,968	100.0%

Revenues for the year ended December 31, 2017 were approximately $1,231,647, as compared with $1,264,214 in 2016, a decrease of $32,567, or approximately 3%. The decrease in 2017 reflects an increase in patent licensing fees of $811,250 and a decrease in management fees of $839,627 reflecting decrease in revenue we received from the third party funding source in connection with the Mobile Data Portfolio litigation, which commenced in 2014 and is currently on appeal with the United States Court of Appeals for the Federal Circuit, as well as a decrease of approximately $4,000 in licensed sales. The patent licensing fees of $1,196,250 in 2017 resulted from the settlements of Anchor Structure Portfolio litigation, as compared with $0 from that litigation in 2016. The management fees are based on the terms of the funding agreement and any patent licensing fees that we recognize as a result of the litigation are totally dependent upon the timing and success of the litigation and we cannot assure you that either our management fees will continue or that we will derive any further revenue from patent licensing fees from any of our intellectual property portfolios. We no longer receive management fees beyond reimbursement for payments to third party litigation support service providers with respect to the Mobile Data Portfolio litigation and do not have agreements to receive management fees in connection with any other of our intellectual property portfolios. We cannot assure you that we will generate any significant management fees in the future.

Cost of revenues was approximately $838,000 for 2017 as compared with approximately $1,174,000 for 2016. Our cost of revenue includes expenses which we incurred in connection with the Mobile Data Portfolio litigation and royalties we pay to litigation funding sources, legal counsel and pursuant to monetization proceeds agreements in connection with license fees. Cost of revenues for 2017 includes approximately $808,000 of royalties and fees paid to litigation funding sources, legal counsel and pursuant to monetization proceeds agreements in connection with the Anchor Structure licenses, approximately $28,000 for management support services in connection with management of the Mobile Data Portfolio litigation, and approximately $2,000 relating to TurtlePakTM. Cost of revenues for 2016 includes approximately $18,750 of royalties paid in connection with the Von Kohorn licenses, approximately $310,000 of royalties paid in connection with the Mobile Data Portfolio, approximately $819,000 for management support services in connection with management of the Mobile Data Portfolio litigation, and approximately $5,000 relating to TurtlePakTM.

Selling, general, and administrative expenses for the 2017 increased by approximately $172,000, or 22%, from approximately $767,000 in 2016 to approximately $939,000 in 2017. Our principal selling, general and administrative expense for 2017 and 2016 was executive compensation, which was approximately $366,000 for 2017 and approximately $300,000 for $2016. Executive and director compensation in 2017 included $77,000 of stock-based compensation. We did not incur stock-based compensation in 2016. Selling, general and administrative expenses reflect amortization expense of approximately $331,000 and approximately $262,000 for 2017 and 2016, respectively, related to amortization of the patent assets acquired from Intellectual Ventures in October 2015 and IV 34/37 in July 2017. Selling, general and administrative expenses in 2017 and 2016 also reflect an approximately $11,000 and $10,000 gain, respectively, resulting from the settlement of an account payable for less than the amount previously accrued.

Other expense consists primarily of interest expense of approximately $566,000 in 2017 as compared with approximately $337,000 in 2016. In 2017, we recognized a $50,000 gain on derivative liability as compared with a gain on derivative liability of $60,000 in 2016. Because of the it is possible that we will not have sufficient authorized shares of common stock to satisfy our obligations in the event that the notes to United Wireless become convertible, we have classified the options issued to United Wireless and other options and warrants that were then outstanding as derivative liabilities. See Note 4 of Notes to Consolidated Financial Statements.

As a result of the foregoing we had a net loss of approximately $1,168,000, or $0.004 per share (basic and diluted) for 2017 compared to net loss of approximately $956,000, or $0.003 per share (basic and diluted), for 2016.

Liquidity and Capital Resources

At December 31, 2017, we had current assets of approximately $171,000, current liabilities of approximately $4,361,000. Our current liabilities include approximately $100,000 payable to Intellectual Ventures, approximately $3,510,000 payable to United Wireless and loans payable of $163,000 and accrued interest of approximately $265,000 due to us former directors and minority stockholders. As of December 31, 2017, we have an accumulated deficit of approximately $16,549,000 and a negative working capital of approximately $4,191,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC. Because our agreements with our litigation funding sources do not require us to make any payments relating to the litigation, we do not incur expenses with respect to litigation covered by the funding sources.

For 2017, we used cash of $167,778 in our operations, reflecting our loss of $1,167,331, which was offset principally by depreciation and amortization of our intellectual property rights of $331,276, interest accrued and not paid of $282,695, amortization of debt discount on the loan from United Wireless of $206,801, a share-based compensation of $77,000, loss on monetization agreement of $59,811, a decrease in accounts receivable of $52,148 and an increase in account payable of $39,854, and increased by the $50,000 gain on derivative liability. For 2016, we used cash of $373,182 in operations, reflecting a loss of $956,092, which was offset primarily by depreciation and amortization of $261,784, amortization of debt discount of 164,819, interest accrued but not paid of $156,100, an increase in accounts payable of $70,215 and increased by a $60,000 gain on derivative liability and an increase of accounts receivable of $13,442.

Cash flow from financing activities in both 2017 related to loans from United Wireless of $125,000 in 2017 and $250,000 in 2016.

In 2017, non-cash investing and financing activities consisted of an account payable of $772,478, representing a $1,000,000 payment due to Intellectual Ventures, net of imputed interest of $202,522, and $1,025,000 representing loans from United Wireless with respect to which the payments were made directly to Intellectual Ventures ($1,000,000) and IV 34/37 ($25,000). In 2016, non-cash investing and financing activities consisted of $200,000 representing the reclassification of the stock option granted to United Wireless to a derivative liability, and $1,000,000 representing a loan from United Wireless with respect to which the payment was made directly to Intellectual Ventures.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

Historically, our only source of financing was loans from officers and directors. In October 2015, we entered into an agreement with United Wireless, pursuant to which, as of December 31, 2017 we had borrowed $3,650,000 from United Wireless and United Wireless has agreed to provide us with additional loans in the amount of $250,000, as described under “Item 1. Business – Agreements with United Wireless.”

We have agreements with funding sources which are providing litigation financing in connection with our pending litigations relating to our mobile data, anchor structure and power management/bus control portfolios. We cannot predict the success of any pending or future litigation. Our obligations to United Wireless are not contingent upon the success of any litigation. If we fail to generate a sufficient recovery in these actions (net of any portion of any recovery payable to the funding source or our legal counsel) in a timely manner to enable us to pay United Wireless on the present loans and the additional loans which United Wireless makes to us, we would be in default under our agreements with United Wireless. The agreements with the funding sources provide we have no obligation to the funding source with respect to legal expenses in connection with litigation covered by the funding sources until and unless there is a recovery, in consideration of which the funding sources will participate in any recovery which is generated. To the extent that litigation counsel provides services on a contingent fee or partial contingent fee basis, counsel may also participate in the recovery. Our agreements with United Wireless provide that United Wireless also participates in any recovery. To the extent that the funding source, counsel or United Wireless participate in any recovery, the amount allocated to us is reduced. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets.

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017, the court granted the remaining defendants’ motion for summary judgment of non-infringement, which we have appealed. Following the court’s decision granting the defendant’s motion for summary judgment, those defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” On June 29, 2017, the defendants’ motion for attorney fees was denied, without prejudice. Defendants may renew their motion thirty days from the decision of the appellate court on Quest Licensing Corporation’s appeal. Although any new motion, if granted, would result in a judgment against Quest Licensing Corporation, such subsidiary does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreement with United Wireless. The funding for the litigation will not provide us with funds in the event of an adverse judgment. We believe that we have valid defenses to the claim for attorneys’ fees. However, we can give no assurance that we will prevail in opposing the motion for legal fees.

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

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605) and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. We will adopt Topic 606 as of January 1, 2018 using the modified retrospective transition method. Under Topic 606, revenue is recognized when there is a contract which has commercial substance which is approved by both parties and identifies the rights of the parties and the payment terms.

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

Contingent litigation funding and legal fees are expensed in the consolidated statements of operations in the period that the related revenues are recognized. In instances where there are no recoveries from potential infringers, no contingent litigation funding fees are due.

Accounts Receivable

Accounts receivable, which generally relate to management fees, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. We recorded an allowance for doubtful accounts of $0 as of December 31, 2017 and December 31, 2016, respectively.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment was recorded for the either the year ended December 31, 2017 or of the year ended December 31, 2016.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of approximately $101,500 for the year ended December 31, 2017. We did not incur foreign income tax expense in 2016.

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

Recent Accounting Pronouncements

Management has adopted ASU 2016-09, “Improvements to Employee Share-Based Payment Accounting” which amends ASC 718. We account for forfeitures as they occur. Policy election only relates to the service condition aspects of awards; the likelihood of achieving performance conditions will still need to be assessed each period. There was no impact from the adoption of this ASU on our financial statements.

Going Concern

We have an accumulated deficit of approximately $16,549,000 and negative working capital of approximately $4,191,000 as of December 31, 2017. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, the possible effect of a judgement against one or more of our subsidiaries for legal fees; our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain, and our use of the funds from funding sources relating to the monetization of our intellectual property may not be available for working capital purposes. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2017, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2017, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2017, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2017.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2017, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jon C. Scahill	41	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	50	Chief technology officer and director
Dr. William Ryall Carroll	42	Director

Prior to January 2016, our directors were elected to serve for a term of one year until our next annual meeting of the stockholders or unless he resigns earlier. On January 22, 2016, following approval by the stockholders, we amended and restated our certificate of incorporation. Our amended and restated certificate of incorporation provides for a classified board of directors. Our classified board of directors has three classes of directors – Class I directors, Class II directors and Class III directors. The Class I director has a term of which expires in 2020, the Class II director has a term which expires in 2018, and the Class III director has a term which expires in 2019. Directors are elected for a term of three years.

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2017 and 2016, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Jon Scahill, CEO and	2017	$300,000	-	66,000[1]	-	-	-	-	$366,000
President	2016	300,000	-	-	-	-	-	-	300,000

[1]	Represents the value of 60,000,000 shares granted to Mr. Scahill in 2017.

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

2017 Equity Incentive Plan

On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan pursuant to which 150,000,000 shares of common stock may be issued. Set forth below is a summary of the plan, as amended, but this summary is qualified in its entirety by reference to the full text of the plan, a copy of which is included as an exhibit to this annual report.

The 2016 plan provides for the grant of non-qualified options, stock grants and other equity-based incentives to employees, including officers, directors and consultants.

In November 2017, the board of directors granted 60,000,000 shares to Jon C. Scahill and 5,000,000 shares to each of Timothy J. Scahill and Dr. William Ryall Carroll. All shares were fully vested on issuance.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2017.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Jon Scahill	15,000,000 30,000,000 15,000,000	(1) (2) (3)			0.004	3/1/2018

(1)	On March 1, 2008, we issued to Mr. Scahill ten-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance. The warrants expired unexercised on March 1, 2018.
(2)	On March 1, 2011, we issued to Mr. Scahill seven-year warrants to purchase 30,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance. The warrants expired unexercised on March 1, 2018.
(3)	On March 1, 2013, we issued to Mr. Scahill five-year warrants to purchase 15,000,000 shares of common stock at $0.004 per share. The warrants vested on issuance. The warrants expired unexercised on March 1, 2018.

Directors’ Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board has, and may in the future, award stock grants or options to purchase shares of common stock to our directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his services as a director for 2017. The value attributable to any stock grants is computed in accordance with ASC Topic 718.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Timothy J. Scahill	$0	$5,500[1]	$5,500
Dr. William Ryall Carroll	0	5,500[1]	5,500

[1]	Represents the value of 5,000,000 shares granted pursuant to the 2017 Equity Incentive Plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of March 29, 2018, by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of March 29, 2018.

Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jon C. Scahill	91,000,000	23.8%
Andrew C. Fitton(2) 515 Congress Avenue, Suite 1850 Austin, TX 78701	71,533,334	17.2%
Intelligent Partners, LLC (3) 515 Congress Avenue, Suite 1850 Austin, TX 78701	33,333,334	8.0%
Michael R. Carper (4) 515 Congress Avenue, Suite 1850 Austin, TX 78701	48,333,334	11.6%
Tomas Arce 3463 State Street Suite 327 Santa Barbara, CA 93105	25,700,000	6.7%
Dr. William Ryall Carroll	5,484,633	1.4%
Timothy J. Scahill	5,105,000	1.3%
All officers and directors as a group (three individuals)	101,589,633	26.5%

(1)	The address of Mr. Jon C. Scahill, Dr. Carroll and Mr. Timothy J. Scahill is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.
(2)	Represents (a) 38,000,000 shares owned by Mr. Fitton, (b) 200,000 owned by Tele Tech Investments Limited, with respect to which Mr. Fitton has sole power to vote and dispose of the shares, and (c) 33,333,334 shares issuable upon exercise of an option held by Intelligent Partners.
(3)	Represents 33,333,334 shares of common stock issuable upon exercise of options held by Intelligent Partners. Andrew C. Fitton and Michael R. Carper, as the members of Intelligent Partners, have the right to vote and dispose of the shares owned by Intelligent Partners. The option, which was granted to United Wireless pursuant to the securities purchase agreement with United Wireless, was transferred by United Wireless to Intelligent Partners, which is an affiliate of United Wireless.
(4)	Represents (a) 15,000,000 shares owned by Mr. Carper and (b) 33,333,334 shares issuable upon exercise of an option held by Intelligent Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As a result of the sale to United Wireless of 50,000,000 shares of common stock, representing 13.0% of our common stock and its right to name a director, United Wireless is a related party as of December 31, 2017. United Wireless had no relationship with us prior to the closing of the securities purchase agreement and related agreements in October 2015. United Wireless transferred its shares to its princpals, Andrew C. Fitton and Michael R. Carper, and it transferred its option to Intelligent Partners LLC, of which Mr. Fitton and Mr. Carper are the members. See “Item 1. Business – Agreements with United Wireless” for information concerning our agreements with and obligations to United Wireless.

Managed Services Team LLC, an entity for which Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We are obligated to pay for these services at usual and customary rates. In 2017, the cost of these services was approximately $1,054.

Director Independence

Dr. Carroll is an “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Malone Bailey, LLP, for each of our last two fiscal years for the categories of services indicated.

	Fiscal Year Ended December 31
	2017	2016

Audit fees	$28,000	$28,500
Audit – related fees	0	0
Tax fees	0	0
All other fees	3,000	1,500

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

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(5)
3.2	Bylaws of the Company. (3)
10.1	Restated Employment Agreement dated as of November 30, 2014 between the issuer and between the Company and Jon C. Scahill. (1)
10.2	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.3	License Agreement dated March 26, 2008 between the Company and Emerging Technologies Trust. (1)
10.4	Licensing Services Agreement dated July 10, 2008 between the Company and Balthaser Online, Inc. (1)
10.5	Patent Purchase Agreement dated December 21, 2009 between Company and Intertech Holdings, LLC. (1)
10.6	Consulting Agreement dated August 11, 2010 between the Company and Alex W. Hart.(1)
10.7	Agreement dated February 8, 2011 between the Company and Sol Li. (1)
10.8	Agreement dated June 26, 2013 between the Company and The Betting Service Ltd. and Neil Riches.(1)
10.9	Funding Agreement dated March 13, 2014 between the Company and Longford Capital Fund I, LP, (subject to order granting confidential treatment (1))#
10.10	Agreement dated April 1, 2014 between the Company and Allied Standard Limited. (1)
10.11	Form of warrant issued to former officers and directors.(1)
10.12	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.13	Indemnification agreement, dated December 8, 2014 between the Company and Jon C. Scahill. (4)
10.14	Indemnification agreement, dated December 8, 2014 between the Company and Timothy J. Scahill. (4)
10.15	Indemnification agreement, dated December 8, 2014 between the Company and Dr. William Ryall Carroll. (4)
10.16	Securities Purchase Agreement, dated as of October 22, 2015 among the Company, Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc. and United Wireless Holdings, Inc.(2)
10.17	Promissory note due September 30, 2020 issued by the Company in the principal amount of $1,250,000.(2)
10.18	Monetization Proceeds Agreement, dated as of October 22, 2015 among the Company, Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc. and United Wireless Holdings, Inc.(2)
10.19	Patent Proceeds Security Agreement, dated as of October 22, 2015 among the Company, Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc. and United Wireless Holdings, Inc.(2)
10.20	Pledge and Security Agreement, dated as of October 22, 2015 between the Company and United Wireless Holdings, Inc.(2)
10.21	Registration Rights Agreement, dated as of October 22, 2016 between the Company and United Wireless Holdings, Inc.(2)
10.22	Patent Sale Agreement, effective July 8, 2015 between Intellectual Ventures Assets 16 LLC and the Company.(2)
10.23	Monetization Proceeds Agreement, dated as of July 31, 2017 among CXT Systems, Inc. and United Wireless Holdings, Inc.
10.24	2017 Equity Incentive Plan
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.
(2)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on October 28, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on February 25, 2016 and incorporated herein by reference.
(4)	Filed as exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1, which was filed with the SEC on February 3, 2016, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 26, 2016 and incorporated herein by reference.

# Certain portions of this exhibit are omitted pursuant to an order granting confidential treatment. The omitted information has been filed separately with the SEC.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 02, 2018

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, chief executive officer, acting chief financial officer and president	April 02, 2018
Jon C. Scahill	(principal executive, financial and accounting officer)

/s/ Timothy J. Scahill	Director	April 02, 2018
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	April 02, 2018
Dr. William Ryall Carroll

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and board of directors of

Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2017 and 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

April 2, 2018

Quest Patent Research Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2017	2016
ASSETS
Current assets
Cash and cash equivalents	$165,546	$208,324
Accounts receivable	2,846	54,994
Other current assets	2,522	2,490
Total current assets	170,914	265,808

Patents, net of accumulated amortization of $650,559 and $319,284, respectively	2,463,338	2,056,947

Total assets	$2,634,252	$2,322,755
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$147,356	$123,803
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion, net of unamortized discount of $0 and $80,528	100,000	919,472
Loan payable – related party, net of unamortized discount and debt issuance costs of $517,182 and $616,176	3,510,169	2,001,889
Accrued interest – loans payable related party	85,757	62,348
Accrued interest - loans payable third party	265,214	248,913
Derivative liability	90,000	140,000
Total current liabilities	4,361,496	3,659,425
Non-current liabilities
Purchase price of patents, net of unamortized discount of $175,243 and $0, respectively	699,757	-
Total liabilities	5,061,253	3,659,425
Stockholders' deficit
Preferred stock, par value $0.00003 per share – authorized 10,000,000 shares – no shares issued and outstanding		-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 and 1,250,000,000 at December 31, 2017 and December 31, 2016, respectively; shares issued and outstanding 383,038,334 and 313,038,334, at December 31, 2017 and December 31, 2016, respectively	11,491	9,391
Additional paid-in capital	14,107,782	14,032,882
Accumulated deficit	(16,549,493)	(15,381,430)
Total Quest Patent Research Corporation deficit	(2,430,220)	(1,339,157)
Non-controlling interest in subsidiary	3,219	2,487
Total stockholders’ deficit	(2,427,001)	(1,336,670)
Total liabilities and stockholders’ deficit	$2,634,252	$2,322,755

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2017	2016
Revenues
Licensed packaging sales	$14,201	$18,391
Patent licensing fees	1,196,250	385,000
Management fees	21,196	860,823
	1,231,647	1,264,214
Operating expenses
Cost of revenues:
Cost of sales	2,435	4,842
Royalties	807,614	350,204
Management support services	27,908	818,922
Selling, general and administrative expenses	939,408	766,963

Total operating expenses	1,777,365	1,940,931

Loss from operations	(545,718)	(676,717)

Other expense
Gain on derivative liability	50,000	60,000
Interest expense	(565,608)	(337,216)
Total other expense	(515,608)	(277,216)

Net loss before income tax	(1,061,326)	(953,933)

Income tax	(106,005)	(2,159)

Net loss	(1,167,331)	(956,092)
Net income (loss) attributable to non-controlling interest in subsidiary	(732)	110
Net Loss Attributable to Quest Patent Research Corporation	$(1,168,063)	$(955,982)
Net loss per share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – Basic and Diluted	322,819,156	313,038,334

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders' Deficit

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2015	313,038,334	$9,391	$14,232,882	$(14,425,448)	$2,597	$(180,578)
Reclassification of fair value of stock options to derivative liability	-	-	(200,000)	-	-	(200,000)
Net loss	-	-	-	(955,982)	(110)	(956,092)
Balances as of December 31, 2016	313,038,334	9,391	14,032,882	(15,381,430)	2,487	(1,336,670)
Compensation expense relating to restricted stock grant	70,000,000	2,100	74,900	-	-	77,000
				-	-
Net loss	-	-	-	(1,168,063)	732	(1,167,331)

Balances as of December 31, 2017	383,038,334	$11,491	$14,107,782	$(16,549,493)	$3,219	$(2,427,001)

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2017	2016

Cash flows from operating activities:
Net loss	(1,167,331)	$(956,092)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	206,801	164,819
Loss on monetization agreement	59,811	—
Gain on derivative liability	(50,000)	(60,000)
Share-based compensation	77,000	—
Depreciation and amortization	331,275	261,784
Interest accrued but not paid	282,695	156,100

Changes in operating assets and liabilities
Accounts receivable	52,148	(13,442)
Other current assets	(32)	3,434
Accounts payable and accrued expenses	39,855	70,215

Net cash used in operating activities	(167,778)	(373,182)

Cash flows from financing activities:
Proceeds from loans	125,000	250,000
Net cash from financing activities	125,000	250,000

Net decrease in cash and cash equivalents	(42,778)	(123,182)

Cash and cash equivalents at beginning of year	208,324	331,506

Cash and cash equivalents at end of year	$165,546	$208,324

Non Cash Investing and Financing Activities
Accounts payable for patent purchase, net of imputed interest of $202,522	$772,478	$—
Reclassification of fair value of stock options to derivative liability	—	200,000
Loan proceeds paid directly from lender to seller of patents	1,025,000	1,000,000
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes, including foreign taxing authorities withheld taxes of $101,500 and $0 during the years ended December 31, 2017, and 2016 respectively.	$106,005	$2,159
Interest	—	—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2017 and 2016.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation (“The Company”)

Quest Licensing Corporation (NY) (wholly owned)

Quest Licensing Corporation (DE) (wholly owned)

Quest Packaging Solutions Corporation (90% owned)

Quest Nettech Corporation (wholly owned)

Semcon IP, Inc. (wholly owned)

Mariner IC, Inc. (wholly owned)

IC Kinetics, Inc. (wholly owned)

CXT Systems, Inc. (wholly owned)

Photonic Imaging Solutions Inc. (wholly owned)

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

Accounts Receivable

Accounts receivable, which generally relate to management fees, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 as of December 31, 2017 and December 31, 2016, respectively.

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

Impairment of long-lived assets

Long-lived assets, including intangible assets with a finite life, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment was recorded for the years ended December 31, 2017 and 2016.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 605, “Revenue Recognition.” Revenue is recognized when (i) persuasive evidence of an arrangement exists, (ii) all obligations have been substantially performed pursuant to the terms of the arrangement, (iii) amounts are fixed or determinable and, (iv) the collectability of amounts is reasonable assured. Revenues are based on the terms of a contract which has commercial substance, is approved by both parties, the rights are identifiable and the payment terms are identifiable.

The Company considers our licensing and enforcement activities as one unit of accounting under ASC 605-25, “Multiple-Element Arrangements” as the delivered items do not have value to customers on a standalone basis, there are no undelivered elements and there is no general right of return relative to the license. Under ASC 605-25, the appropriate recognition of revenue is determined for the combined deliverables as a single unit of accounting and revenue is recognized upon delivery of the final elements, including the license for past and future use and the release. Also, due to the fact that the settlement element and license element for past and future use are the major central business, we do not present these two elements as different revenue streams in its statement of operations. The Company does not expect to provide licenses that do not provide some form of settlement or release.

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

Research and development

Research and development costs are expensed as incurred. We did not incur any research and development costs in the years ended December 31, 2017 and 2016.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2017 and 2016.

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of approximately $105,000 for the year ended December 31, 2017. The Company did not incur foreign income tax expense in the comparable period in 2016.

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

Concentration of credit risk

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any such losses in these accounts. Approximately 2% of revenues for 2017 and approximately 68% of revenues for 2016 represented management fees received from the funding source relating to certain intellectual property infringement actions.

Segment reporting

The Company reports each material operating segment in accordance with ASC 280, “Segment Reporting.” Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. The Company’s chief operating decision maker is the chief executive officer. The Company operates in two operational segments; intellectual property licensing and licensed packaging sales. Licensed packaging sales segment is not reported separately as revenue constitutes less than 10% of the combined revenue of all segments, reported profit is less than the combined profit of all operating segments that did not report a loss, and assets are less than 10% of the combined assets of all operating segments. Certain corporate expenses are not allocated to segments.

Recent Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update No. 2014-09 (Topic 606) "Revenue from Contracts with Customers." Topic 606 supersedes the revenue recognition requirements in Topic 605 “Revenue Recognition” (Topic 605), and requires entities to recognize revenues when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. The Company will adopt Topic 606 as of January 1, 2018 using the modified retrospective transition method. The Company does not believe it will have a material impact.

The Company is currently evaluating ASC 842 “Leases” for future adoption. Other than those pronouncements, management does not believe that there are any other recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company's financial statements.

Going Concern

During the period from 2008, when the Company changed its business to become an intellectual property management company, through 2017, the Company generated a cumulative loss of approximately $16,549,000. The Company’s total current assets were approximately $171,000 at December 31, 2017. At December 31, 2017, the Company had a working capital deficiency of approximately $4,191,000, and it had negative working capital at December 31, 2017 and 2016. The Company requires funding for its operations. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and there exists substantial doubt about the ability of the Company to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s debt at December 31, 2017 and 2016.

	December 31,
	2017	2016
Short-term debt:
Loans payable – third party	$163,000	$163,000
Loans payable – related party
Gross	4,027,351	2,618,065
Accrued interest	85,757	62,348
Unamortized discount	(517,182)	(616,176)
Net loans payable – related party	$3,595,926	$2,064,237

Short-term debt

The loan payable – third party is a demand loan made by former officers and directors, now unrelated third parties, and shareholders in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum.

The loan payable – related party at December 31, 2017 represents the principal amount of the Company’s 10% note to United Wireless Holdings, Inc. (“United Wireless”) in the amount of $4,027,351 pursuant to securities purchase agreement dated October 22, 2015. On March 16, 2017, the Company received a letter from counsel to United Wireless claiming that the Company is in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that the Company did not update the registration statement in November 2016. The Company disputed the claim that it was in breach of the registration rights agreement. On June 12, 2017, the Company entered into a standstill agreement with United Wireless pursuant to which the Company agreed (i) to increase its authorized common stock to 10,000,000,000 shares, (ii) to file by June 30, 2017, a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement, (iii) if the existing warrant held by the Company’s chief executive officer is not exercised prior to its expiration date, any re-issuance will not have an exercise price less than the current exercise price and the existing warrants will not be amended to lower the exercise price, and (iv) United Wireless no longer has any obligation to purchase any note pursuant to the Securities Purchase Agreement other than the $1,000,000 note related to the final payment to Intellectual Ventures which was made in November 2017, except in connection with the potential acquisition by the Company of patent rights which triggered a $25,000 loan in connection with the acquisition, and the Company can require United Wireless to make $125,000 working capital loans to the Company, at the Company’s sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and, in such event, United Wireless would have a 7½% net proceeds percentage interest in the net proceeds from such patent. On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares. On June 30, 2017, the Company filed a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement. The registration statement was declared effective on July 6, 2017. United Wireless made a $25,000 loan to the Company to purchase intellectual property from Intellectual Ventures Assets 34 LLC and Intellectual Ventures Assets 37 LLC (“IV 34/37”), for which the Company issued to its 10% promissory note due September 30, 2020 in the principal amount of $25,000 to United Wireless. The payment was made directly to IV 34/37. In connection with the loan, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7½% of the net monetization proceeds from the patents acquired by CXT from IV 34/37. This obligation was 7 ½% of the purchase price of the patents, approximately $59,000, is recorded as an expense related to obtaining the standstill agreement and is reflected in interest expenses. CXT’s obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The security interest in the proceeds from the CXT Portfolio is junior to the security interest held by IV 34/37 in the CXT Portfolio and proceeds thereof. The note payable to United Wireless has been classified as a current liability as of December 31, 2017.

Interest on all notes issued pursuant to the securities purchase agreement, accrues through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. Accordingly, the accrued interest is included in loans payable, related party. During the year ended December 31, 2017, accrued interest of $259,286 had been capitalized.

Because of its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the stock purchase agreement with United Wireless, the Company had no relationship with United Wireless.

Pursuant to the securities purchase agreement and the related agreements that were executed contemporaneously with the securities purchase agreement:

●	The Company borrowed a total of $1,150,000 and $1,250,000 from United Wireless in 2017 and 2016, respectively, for which the Company issued its 10% promissory note due September 30, 2020. Notes in the amount of $1,000,000 were issued on October 22, 2015, September 30, 2016 and November 15, 2017 to pay Intellectual Ventures Assets 16, LLC (“Intellectual Ventures”) on account of the three installments of the purchase price of the patents purchased from Intellectual Venture (see Note 6), and the balance was paid in cash to the Company for working capital.

●	The Company sold United Wireless 50,000,000 shares of common stock for $250,000.

●	The Company granted United Wireless an option to purchase 50,000,000 shares of common stock at varying exercise prices. See Note 5.

●	United Wireless agreed to make up to an additional $250,000 for working capital.

●	The Company entered into a monetization proceeds agreement pursuant to which United Wireless received the right to receive 15% of the net monetization proceeds received from (a) the patents acquired by the Company from Intellectual Ventures and (b) the patents in the Company’s mobile data and financial data intellectual property portfolios.

●	The Company’s obligations under the agreements with United Wireless, including the notes and the monetization proceeds agreement, are secured by a pledge of the stock of the three subsidiaries that hold the patents acquired from Intellectual Ventures and by the proceeds from the intellectual property represented by (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios.

●	Although the notes have no conversion rights, if a Conversion Eligible Event of Default occurs, the notes become convertible at a conversion price equal to 90% of the closing sale price of the Company’s common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion. Management has evaluated the conversion feature for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity's Own Stock and concluded that it meets the criteria for classification in stockholders' equity. The note contains a limitation on conversion whereby it is convertible except to the extent that the number of shares of the Company’s common stock to be issued upon such conversion exceeds the number of authorized but unissued shares of Common Stock; provided, that the Company shall then promptly seek stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing its authorized Common Stock to at least the sum of the number of shares of Common Stock outstanding plus the Required Reserve Amount. As a result of the potential inability to have sufficient available authorized common stock due to the reserve requirement, certain other outstanding instruments have been accounted for as derivative liabilities since January 22, 2016 (see Note 4). As a result of fluctuations in the Company’s stock price, from time to time, but never for a period exceeding 135 days, the Company had insufficient authorized shares of common stock necessary for United Wireless to convert its notes and exercise its options. On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares.

●	The Company has agreed that, as long as United Wireless’ stockholding in the Company exceed 10%, United has the right to designate one member of the board of directors and at such time and for as long as United’s stockholdings exceed 24.9%, United may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United Wireless agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. Although United Wireless transferred the shares of common stock to its stockholders as a dividend and transferred the options to an affiliate, United Wireless advised the Company that it did not assign the right to designate directors. The Company agreed that the size of the board would not exceed five.

●	The holders of the notes also have the right to demand redemption of the notes at 110% of the principal amount of the note in the event of a change of control of the Company.

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

The allocation of proceeds resulted in a discount from the note payable of $188,023. In addition, the Company recognized a discount associated with the monetization agreement of $450,000. These discounts and debt issuance costs of $60,958, total $698,981, will be amortized and charged to interest expense over the life of the notes using the effective interest rate method. As of December 31, 2017 and December 31, 2016, $181,799 and $82,805 of the discount and debt issuance cost have been amortized, respectively. The effective interest rate on the notes, including the discount, is 33%.

Long term liabilities

The purchase price of patents at December 31, 2017 represents the non-current portion of minimum payments due under the agreement between CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and Intellectual Ventures Assets 34, LLC and Intellectual Ventures 37, LLC (“IV 34/37”) pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed, pursuant to an amendment dated January 26, 2018, that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

NOTE 4 –DERIVATIVE LIABILITIES

Because there is not a fixed conversion price, remaining compliant with the reserve requirement under the United Wireless note is outside of the control of the Company. As a result of this, the Company has a potential inability to have sufficient available authorized common shares to settle certain outstanding instruments beginning with the date that the reserve requirement went into effect on January 22, 2016. There is no limit on the number of shares issuable under the note, and absent an increase in the stock price or an increase in authorized shares, there are potentially not enough authorized shares to satisfy the exercise of the options, thus the Company determined the options qualify as derivative liabilities under ASC Topic 815. On January 22, 2016, the Company reclassified all non-employee warrants and options as derivative liabilities and revalued them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.

As of December 31, 2017, and December 31, 2016, the aggregate fair value of the outstanding derivative liability was approximately $90,000 and $140,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended December 31, 2017:

Period Ended December 31,
2017
Volatility	426% - 471%
Risk-free interest rate	1.36%
Expected dividends	-%
Expected term	2.75 – 4.70 years

The following schedule summarizes the valuation of financial instruments that are remeasured on a recurring basis at fair value in the balance sheets as of December 31, 2017 and 2016:

	Fair Value Measurements as of
	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	—	—	—	—	—	—
Liabilities
Conversion option derivative liability	—	—	90,000	—	—	140,000
Total liabilities	$—	$—	$90,000	$—	$—	$140,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of December 31, 2017
Balance - December 31, 2015	$0
Fair value on date of initial recognition of derivative	200,000
Change in fair value	(60,000)
Balance – December 31, 2016	140,000
Change in fair value	(50,000)
Balance - December 31, 2017	$90,000

NOTE 5 -STOCKHOLDERS’ EQUITY

Increase in Authorized Common Stock

On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares.

Issuance of Common Stock

On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan pursuant to which we can issue up to 150,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. On November 10, 2017, the board granted restricted stock grants to its three directors for services rendered to the Company, of which 60,000,000 shares were issued to Jon C. Scahill and 5,000,000 shares were issued to each of Dr. William Ryall Carroll and Timothy J. Scahill. The right to the shares vested upon the grant. During the year ended December 31, 2017, we recognized compensation expense of $77,000, representing closing price of the common stock on the grant date. The issuance of the shares was exempt from registration under the Securities Act pursuant to Section 4(a)(2) of the Securities Act as a transaction not involving a public offering.

As of December 31, 2017, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2015	50,000,000	0.03	4.75
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2016	50,000,000	0.03	3.75
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2017	50,000,000	0.03	2.75

Options exercisable at end of year	33,333,334	0.02	-

Warrants

Pursuant to the restated employment agreement with the Company’s chief executive officer, the Company granted to the chief executive office warrants to purchase 60,000,000 shares at $0.004 per share, representing the warrants that had been previously covered in his prior employment agreement dated January 1, 2014. These warrants are deemed to have been outstanding since January 1, 2014. The warrants expired unexercised on March 1, 2018.

As of December 31, 2017, there was no unamortized warrant expense.

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2015	65,000,000	0.004	2.17
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2016	65,000,000	0.004	1.17
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2017	65,000,000	0.004	0.17

Warrants exercisable at end of year (1)	65,000,000	0.004	-

(1)	All outstanding warrants expired unexercised on March 1, 2018.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	December 31,		amortization period
	2017	2016	(years)
Patents	$4,000,000	$3,000,000	9.8
Less: net monetization obligations	(509,811)	(450,000)
Imputed interest	(376,291)	(173,769)
Subtotal	3,113,898	2,376,231
Less: accumulated amortization	(650,559)	(319,284)
Net value of intangible assets	$2,463,338	$2,056,947	8.15

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2017 represent: (1) patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years, and (2) patents acquired in July 2017 pursuant to an obligation to pay 50% of net revenues to IV 34/37, against which $25,000 was paid in July 2017 and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years. The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as a selling, general and administrative expense as reflected in the accompanying consolidated statements of operations.

The Company assesses intangible assets for any impairment to the carrying values. As of December 31, 2017, management concluded that there was no impairment to the acquired assets. At December 31, 2017, the book value of the Company’s intellectual property was $2,463,338.

Amortization expense for patents comprised $331, 275 and $261,784 for the year ended December 31, 2017 and 2016, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
2018	$417,719
2019	417,719
2020	417,719
2021	413,658
2022 and thereafter	796,523
Total	$2,463,338

As discussed in Note 3, 15% of the proceeds from the patents acquired from Intellectual Ventures in October 2015 will be paid to our lender, United Wireless. This monetization obligation was recognized as a discount to the loan and will be amortized over the life of the loan using the effective interest method. In addition, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT in July 2017. This obligation was recorded as an expense and is reflected in operating expenses.

The Company granted IV 34/37 a security interest in the patents transferred to the Company as security for the payment of the balance of the purchase price. The security interest of IV 34/37 is senior to the security interest of United Wireless in the proceeds derived from such patents.

The balance of the purchase price of the patents is reflected as follows:

Current Liabilities:	2017	2016
Purchase price of patents, current portion	100,000	$1,000,000
Unamortized discount		(80,528)
Non-current liabilities:
Purchase price of patents, long term	875,000	$-
Unamortized discount	(175,243)	-
Total current and non-current	799,757	919,472
Effective interest rate of Amortized over 2 years		9.2-9.6%

Because the non-current minimum payment obligations of $875,000 are due over the next three years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2017	2016
Balance, beginning of year	$2,487	$2,597
Net income (loss) attributable to non-controlling interest	$732	$(110)
Balance, end of year	$3,219	$2,487

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. The Tax Cuts and Jobs Act was signed into law on December 22, 2017, and changed many aspects of US corporate income taxation. The deferred tax asset and valuation allowance was adjusted to reflect the new tax rate. As of December 31, 2017, the Company has generated approximately $5,524,067 of net operating loss (“NOL”) carry forwards which will expire in the years 2024 and beyond. Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382. The Company has had significant equity transactions in both the current and prior periods. Due to this equity activity and the restrictions resulting under Section 382, most of the Company’s NOLs may not be available to offset future taxable income. Therefore, the Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

	December 31,
	2017	2016
Net operating loss carry forward	$1,436,257	$1,868,607
Intangible Assets	101,023	53,100
Valuation allowance	$(1,537,280)	$(1,921,707)
Balance, end of year	$-	$-

Tax expense consisted primarily of the following:

	December 31,
	2017	2016
Federal	$-	$-
State	4,500	2,159
Foreign	101,505
Deferred	-	-
Total	$106,005	$2,159

The Company’s tax expense does not reflect the statutory rate since the Company’s deferred tax asset is fully offset by a valuation allowance. The statute of limitations is open for the tax years ending December 31, 2014 and thereafter.

The Company’s foreign tax expense reflects the tax withheld by the foreign jurisdiction on investment income received by the Company and not exempt under the United States tax treaty, if any, with the respective foreign jurisdiction

NOTE 9 – RELATED PARTY TRANSACTIONS

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

During 2017, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In 2017, the cost of these services was approximately $1,054.

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

In March 2014, the Company entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Mobile Data. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party. In April and June 2014, as part of a structured licensing program for the Mobile Data portfolio, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. As of December 31, 2017, the third-party litigation has advanced approximately $3,000,000 in litigation fees, costs and expenses. Under the terms of the funding agreement, the third-party funder is entitled to a priority return of funds advanced from any proceeds recovered. The Company’s management fees and management support services expenses relate to this agreement.

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

NOTE 11 – SUBSEQUENT EVENTS

On January 26, 2018, CXT entered into an agreement with Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”) pursuant to which CXT advanced IV 62/71 $10,000 at closing and IV 62/71 assigned to CXT all right, title, and interest in a portfolio of sixteen United States patents and three pending applications. Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 62/71, from the assigned patents; with any advances being credited toward future distributions to IV 62/71. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the patents acquired from IV 62/71. The Company agreed to modify the monetization proceeds agreement between CXT and United Wireless to include the patents acquired from IV 62/71.

On January 26, 2018, Photonic Imaging Solutions Inc. (“PIS”), a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS advanced $10,000 to IV 64 at closing and IV 64 assigned to PIS all right, title, and interest in the eleven United States patents and sixteen foreign patents (“CMOS Portfolio”). Under the agreement, PIS will distribute to IV 64 (a) 70% of the first $1,500,000 of revenue, as defined in the agreement, (b) 30% of the next $1,500,000 of revenue and (c) 50% of revenue in excess of $3,000,000; with any advances being credited toward future distributions to IV 64. PIS’ obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the portfolio.

