Form 10-Q
period 2018-03-31
QUEST PATENT RESEARCH CORP
filed 2018-05-15
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

or

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. 383,038,334 shares of common stock are issued and outstanding as of May 15, 2018.

 i

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2017, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

 ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2018	December 31, 2017

ASSETS

Current assets
Cash and cash equivalents	$16,508	$165,546
Accounts receivable	8,346	2,846
Other current assets	1,496	2,522
Total current assets	26,350	170,914

Patents, net of accumulated amortization of $774,990 and $650,560, respectively	2,358,908	2,463,338

Total assets	$2,385,258	$2,634,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$192,203	$147,356
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion	100,000	100,000
Loan payable – related party, net of unamortized discount and debt issuance costs of $487,380 and $517,182, respectively	3,539,971	3,510,169
Accrued interest – loan payable related party	185,060	85,757
Accrued interest - loans payable third party	269,289	265,214
Derivative liability	100,000	90,000
Total current liabilities	4,549,523	4,361,496
Non-current liabilities
Purchase price of patents, net of unamortized discount of $158,347 and $175,243, respectively	716,653	699,757
Total liabilities	5,266,176	5,061,253

Stockholders’ deficit:
Preferred stock – par value $.00003 – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $0.00003; authorized 10,000,000,000 shares and 10,000,000,000 at March 31, 2018 and December 31, 2017, respectively; shares issued and outstanding 383,038,334 and 383,038,334, at March 31, 2018 and December 31, 2017, respectively	11,491	11,491
Additional paid-in capital	14,107,782	14,107,782
Accumulated deficit	(17,002,816)	(16,549,493)
Total Quest Patent Research Corporation deficit	(2,883,543)	(2,430,220)

Non-controlling interest in subsidiary	2,625	3,219

Total stockholders’ deficit	(2,880,918)	(2,427,001)

Total liabilities and stockholders’ deficit	$2,385,258	$2,634,252

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2018	2017

Revenues
Licensed sales	$8,318	$2,817
Patent licensing fees	849,000	-
Management fees	-	12,991
	857,318	15,808
Operating expenses
Cost of revenue:
Cost of sales	1,465	440
Litigation and licensing expenses	799,100	-
Management support services	6,484	13,191
Selling, general and administrative expenses	293,986	198,298
Total operating expenses	1,101,035	211,929
Loss from operations	(243,717)	(196,121)

Other Income and (expense)
(Loss) gain on derivative	(10,000)	50,000
Interest expense	(150,075)	(113,521)
Total Other Income and (expenses)	(160,075)	(63,521)

Net loss before income tax	(403,792)	(259,642)

Income tax	(50,125)	(3,675)

Net loss	(453,917)	(263,317)

Net income (loss) attributable to non-controlling interest in subsidiaries	594	(1,359)
Net loss attributable to Quest Patent Research Corporation	$(453,323)	$(264,676)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	383,038,334	322,819,156

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	FOR THE
	THREE MONTHS ENDED
	MARCH 31,
	2018	2017

Cash flows from operating activities:
Net loss	$(453,917)	$(263,317)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	46,698	42,809
(Gain)/loss on derivative	10,000	(50,000)
Depreciation and amortization	124,430	66,823
Interest accrued but not paid	99,303	66,637

Changes in operating assets and liabilities:
Accounts receivable	(5,500)	(31,051)
Other current assets	1,026	(1,169)
Accounts payable and accrued expenses	48,922	(30,316)

Net cash used in operating activities	(129,038)	(137,482)

Cash flows from financing activities:
Purchase of patents	(20,000)	-
Net cash provided (used) by financing activities	(20,000)	-

Net increase (decrease) in cash and cash equivalents	(149,038)	(137,482)

Cash and cash equivalents at beginning of period	165,546	208,324

Cash and cash equivalents at end of period	$16,508	$70,842

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes including foreign taxing authorities withheld taxes of $49,900 and $0 during the years ended March 31, 2018, and 2017 respectively.	50,125	3,675
Interest	-	-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2018

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2017. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Reclassifications have been made to conform with the current year presentation.

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
Photonic Imaging Solutions Inc.

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

Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or acquired in connection with business combinations.  Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims that, based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

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

Income Tax

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of approximately $49,900 for the three months ended March 31, 2018. The Company did not incur foreign income tax expense in the comparable period in 2017.

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

Revenue Recognition

The Company recognizes revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Under Topic 606, revenue is recognized when there is a contract which has commercial substance which is approved by both parties and identifies the rights of the parties and the payment terms. The Company adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method, with no impact on the consolidated financial position or results of operations.

Recent Accounting Pronouncements

The Company is currently evaluating ASC 842 “Leases” for future adoption. Other than those pronouncements, management does not believe that there are any other recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company's financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $17,003,000 and negative working capital of approximately $4,523,000 as of March 31, 2018. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, and the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s short-term and long-term debt at March 31, 2018 and December 31, 2017.

	March 31,	December 31,
	2018	2017
Short-term debt:
Loans payable – third party	$163,000	$163,000

Loan payable – related party
Gross	4,027,351	4,027,351
Accrued Interest	185,060	85,757
Unamortized discount	(487,380)	(517,182)
Net loans payable – related party	$3,725,031	$3,595,926
Long-term liabilities:
Purchase price of patents
Gross	875,000	875,000
Unamortized discount	(158,347)	(175,243)
Net purchase price of patents – long-term	$716,653	$699,757

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at March 31, 2018, and December 31, 2017, in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also shareholders, but their stockholdings are not significant.

The loan payable – related party at March 31, 2018 represents the principal amount of the Company’s 10% note to United Wireless Holdings, Inc. (“United Wireless”) in the amount of $4,027,351 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. On March 16, 2017, the Company received a letter from counsel to United Wireless claiming that the Company is in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that the Company did not update the registration statement in November 2016. The Company disputed the claim that it was in breach of the registration rights agreement. On June 12, 2017, the Company entered into a standstill agreement with United Wireless pursuant to which the Company agreed (i) to increase its authorized common stock to 10,000,000,000 shares, (ii) to file by June 30, 2017, a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the securities purchase agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the securities purchase agreement, (iii) if the existing warrant held by the Company’s chief executive officer is not exercised prior to its expiration date, any re-issuance will not have an exercise price less than the current exercise price and the existing warrants will not be amended to lower the exercise price, and (iv) United Wireless no longer has any obligation to purchase any note pursuant to the securities purchase agreement other than the $1,000,000 note related to the final payment to Intellectual Ventures which was made in November 2017, except in connection with the potential acquisition by the Company of patent rights which triggered a $25,000 working capital loan in connection with the acquisition and the Company can require United Wireless to make $125,000 working capital loans to the Company, at the Company’s sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and, in such event, United Wireless would have a 7½% net proceeds percentage interest in the net proceeds from such patent. On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares. On June 30, 2017, the Company filed a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the securities purchase agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the securities purchase agreement. The registration statement was declared effective on July 6, 2017. The Company issued to United Wireless a 10% promissory note due September 30, 2020 in the principal amount of $25,000 pursuant to the standstill agreement, for which the Company received $25,000, which was used to make the $25,000 advance to Intellectual Ventures Assets 34 LLC and Intellectual Ventures Assets 37 LLC (“IV 34/37”) as part of acquisition of intellectual property from IV 34/37. In connection with the loan, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT from IV 34/37. This obligation was recorded as an expense related to obtaining the standstill agreement and is reflected in interest expenses. CXT’s obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The security interest in the proceeds from the CXT Portfolio is junior to the security interest held by IV 34/37 in the CXT Portfolio and proceeds thereof. The notes payable to United Wireless have been classified as current liabilities as of March 31, 2018. Because of its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the securities purchase agreement with United Wireless, the Company had no relationship with United Wireless.

Long term liabilities

The purchase price of patents at March 31, 2018 represents the non-current portion of minimum payments due under the agreement between CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and IV 34/37 pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed that in the event that, on August 31, 2018, August 31, 2019 and August 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

NOTE 4 – DERIVATIVE LIABILITIES

Because there is not a fixed conversion price, remaining compliant with the reserve requirement under the United Wireless note is outside of the control of the Company. Because there is no set limit on the number of shares issuable under the note if the note becomes convertible, absent an increase in the stock price or an increase in authorized shares, there are potentially not enough authorized shares to satisfy the exercise of the Company’s options, thus the Company determined that certain options qualify as derivative liabilities under ASC Topic 815. On January 22, 2016, the Company reclassified all non-employee warrants and options as derivative liabilities and revalued them at their fair values at each balance sheet date. Any change in fair value was recorded as other income (expense) for each reporting period at each balance sheet date.

As of March 31, 2018, and December 31, 2017, the aggregate fair value of the outstanding derivative liability was approximately $100,000 and $90,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended March 31, 2018:

Period Ended March 31,
2018
Volatility	426% - 452%
Risk-free interest rate	1.36%
Expected dividends	-%
Expected term	2.50 – 2.75 years

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2018 and December 31, 2017:

	Fair Value Measurements as of
	31-Mar-18			31-Dec-17
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	-	-	-	-	-	-
Liabilities
Option derivative liability	-	-	100,000	-	-	90,000
Total liabilities	$-	$-	$100,000	$-	$-	$90,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of March 31, 2018
Beginning balance	$90,000
Change in fair value	10,000
Ending balance	$100,000

NOTE 5 – STOCKHOLDERS’ EQUITY

Increase in Authorized Common Stock

On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares.

Issuance of Common Stock and Options

There was no stock-based compensation expense for the three months ended March 31, 2018 or 2017.

As of March 31, 2018, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company's stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2017	50,000,000	0.03	2.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2018	50,000,000	0.03	2.5

Warrants

As of March 31, 2018, there was no unamortized warrant expense.

A summary of the status of the Company's stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2017	65,000,000	0.004	0.17
Granted	-	-	-
Cancelled	-	-	-
Expired	65,000,000	0.004	-
Exercised	-	-	-
Balance - March 31, 2018	-	-	-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	March 31,	December 31,	amortization period
	2018	2017	(years)
Patents	$4,020,000	$4,000,000	9.8
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(376,291)	(376,291)
Subtotal	3,133,898	3,113,898
Less: accumulated amortization	(774,990)	(650,560)
Net value of intangible assets	$2,358,908	$2,463,338	8.2

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at March 31, 2018 represent: (1) patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years, (2) patents acquired in July 2017 pursuant to an obligation to distribute 50% of net revenues to IV 34/37, against which $25,000 was advanced at closing and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years, (3) patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT obligation to distribute 50% of net revenues to IV 62/71 against which CXT advanced $10,000 at closing; and (4) patents acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000, against which PIS advanced $10,000 at closing. The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as a selling, general and administrative expense in the accompanying consolidated statements of operations.

The Company assesses intangible assets for any impairment to the carrying values. As of March 31, 2017, and December 31, 2017, management concluded that there was no impairment to the acquired assets. At March 31, 2018 and December 31, 2017, the book value of the Company’s intellectual property was $2,358,908 and $2,463,338, respectively.

Amortization expense for patents comprised $124,430 and $331,275 for the three months ended March 31, 2018 and the year ended December 31, 2017, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
2018	$313,289
2019	417,719
2020	417,719
2021	413,658
2022 and thereafter	796,523
Total	$2,358,908

Pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, 15% of the net monetization proceeds from the patents acquired in October 2015 will be paid to our lender, United Wireless. This monetization obligation was recognized as a discount to the loan and will be amortized over the life of the loan using the effective interest method. In addition, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT in July 2017. This obligation was recorded as an expense and is reflected in interest expense during the third quarter of 2017.

The Company granted Intellectual Ventures a security interest in the patents assigned to the Company as security for the payment of the balance of the purchase price. The security interest of Intellectual Ventures is senior to the security interest of United Wireless in the proceeds derived from such patents.

The balance of the purchase price of the patents is reflected as follows:

	March 31, 2018	December 31, 2017
Current Liabilities:
Purchase price of patents, current portion	100,000	$100,000
Unamortized discount
Non-current liabilities:
Purchase price of patents, long term	875,000	$875,000
Unamortized discount	(158,347)	(175,243)
Total current and non-current	816,653	799,757
Effective interest rate of Amortized over 2-3 years		9.2-9.6%

Because the non-current minimum payment obligations of $875,000 are due over the next three years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2017	$3,219
Net income attributable to non-controlling interest	$(594)
Balance as of March 31, 2018	$2,625

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

During the three months ended March 31, 2018 and 2017, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. For the three months ended March 31, 2018 and 2017, the cost of these services was approximately $230 and $545 respectively.

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

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement, which Quest Licensing Corporation has appealed, and oral argument has been scheduled for June 6, 2018, though this date may change. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Such a motion, if granted, would result in a judgment against Quest Licensing Corporation, which does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under the Company’s agreement with United Wireless. The possible amount of any judgment cannot be estimated and the funding source for the litigation will not provide the Company with funds to pay an adverse judgment. On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice. Defendants may renew their motion thirty days from the decision of the appellate court on Quest Licensing Corporation’s appeal.

NOTE 10 – SUBSEQUENT EVENTS

On April 6, 2018 and April 30, 2018 pursuant to the Company’s agreements with United Wireless, United Wireless made a working capital loans in the amount of $25,000 and $100,000, respectively, for which the Company issued its 10% promissory notes due September 30, 2020 in the principal amounts of $25,000 and $100,000, respectively.

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

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. Almost all of the revenue for the three months ended March 31, 2018 were from patent licensing fees, of which approximately 94% was paid to funding sources and legal counsel pursuant to our agreements with funding sources and legal counsel.

●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, there were no management fees in the three months ended March 31, 2018, and management fees were not significant in the three months ended March 31, 2017.

●	Licensed packaging sales, which relate to the sale of licensed products

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

In April 2016, Semcon IP Inc. brought patent infringement actions in the United States District Court for the Eastern District of Texas against Huawei Technologies, MediaTek Inc., STMicroelectronics Inc., Texas Instruments Incorporated and ZTE Corporation. In January 2018, the action against Texas Instruments was dismissed, and in February 2018, the action against Huawei Technologies was dismissed. As of March 31, 2018, the remaining actions were stayed pending settlement. Our revenue for the quarter ended March 31, 2018 included revenue from two of these settlements.

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement, which Quest Licensing Corporation has appealed, and oral argument has been scheduled for June 6, 2018, though this date may change. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Such a motion, if granted, would result in a judgment against Quest Licensing Corporation, which does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreements with United Wireless. On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice. The defendants may renew their motion thirty days from the decision of the appellate court on our appeal of the district court’s decision granting the defendant’s motion for summary judgment. The possible amount of any judgment cannot be estimated and the funding source for the litigation will not provide us with funds to pay an adverse judgment.

On January 26, 2018, CXT entered into an agreement with Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”) pursuant to which CXT advanced IV 62/71 $10,000 at closing and IV 62/71 assigned to CXT all right, title, and interest in a portfolio of sixteen United States patents and three pending applications. Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 62/71, from the assigned patents; with any advances being credited toward future distributions to IV 62/71. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the patents acquired from IV 62/71. The Company agreed to modify the monetization proceeds agreement between CXT and United Wireless to include the patents acquired from IV 62/71. In April 2018 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Academy Ltd., The Container Store Group, Inc. and Pier 1 Imports, Inc.

On January 26, 2018, Photonic Imaging Solutions Inc. (“PIS”), a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS advanced $10,000 to IV 64 at closing and IV 64 assigned to PIS all right, title, and interest in the eleven United States patents and sixteen foreign patents (“CMOS Portfolio”). Under the agreement, PIS will distribute to IV 64 (a) 70% of the first $1,500,000 of revenue, as defined in the agreement, (b) 30% of the next $1,500,000 of revenue and (c) 50% of revenue in excess of $3,000,000; with any advances being credited toward future distributions to IV 64. PIS’ obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the portfolio. In April 2018 PIS brought patent infringement actions in the United States District Court for the District of Delaware against Lenovo Group Ltd., AsusTek Computer Inc., Lorex Technology Inc., and NETGEAR, Inc.

In March 2018, Mariner IC brought patent infringement actions in the United States District Court for the Eastern District of Texas against Acer Inc., Schneider Electric, Sharp Corporation, AsusTek Computer Inc., and Bose Corporation. In April 2018, the pending actions against Acer Inc., Schneider Electric and Bose Corporation were dismissed. In April 2018, Mariner IC brought patent infringement actions in the United States District Court for the Eastern District of Texas against TiVo Corporation, Huawei Device Co., Ltd et. al., and Lenovo Group Ltd.

In April 2018, Photonic Imaging Solutions brought patent infringement actions in the United States District Court for the District of Delaware against Lenovo Group Ltd., ASUS Tek Computer Inc., Lorex Technology Inc., and NETGEAR, Inc.

In April 2018, CXT brought patent infringement actions in the United States District Court for the Eastern District of Texas against Academy Ltd., The Container Store Group, Inc. and Pier 1 Imports, Inc.

In May 2018 Semcon brought patent infringement actions in the United States District Court for the Eastern District of Texas against Amazon.com, Inc., ASUS TeK Computer Inc., TCL Communication Technology Holdings Limited et. al., Kyocera Corporation, LVMH Moet Hennessy Louis Vuitton, SE, Shenzhen OnePlus Science & Technology Co., Ltd., and Michael Kors Holdings Ltd.

Results of Operations

Three months ended March 31, 2018 and 2017

Revenues for the three months ended March 31, 2018 were approximately $857,000, an increase of approximately $841,000, or 5256%, compared to the three months ended March 31, 2017, which were approximately $16,000. We generated revenue f of approximately $849,000 for the three months ended March 31, 2018, from settlements in the power management/bus controller portfolio actions. We did not generated revenue from patent licensing fees during the three months ended March 31, 2017.

Operating expenses for the three months ended March 31, 2018 increased by approximately $889,000, or 420%, compared to the three months ended March 31, 2017. Our principal operating expense for the three months ended March 31, 2018 was litigation and licensing expenses which consist of fees payable to attorneys and third-party funding sources associated with the power management/bus controller portfolio settlements of approximately $799,000. These fees, which are paid directly from the settlement funds, became payable as a result of settlement agreements that provided for a recovery. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. When the settlement funds are disbursed we receive the net amount due us after deducting the associated settlement costs.

Other income (expense) for the three months ended March 31, 2018 included a $10,000 loss on the derivative liability associated with the options granted to United Wireless. We realized a gain of $50,000 on derivative liability in the comparable period of 2017. Other income reflects interest expense of approximately $150,000 for the three months ended March 31, 2018 and approximately $114,000 for the three months ended March 31, 2017. The increase in interest expense reflects the interest accrued on our note to United Wireless.

During the period we incurred income tax expense of approximately $50,000 for the three months March 31, 2018, compared to approximately $4,000 for the three months ended March 31, 2017. The increase in income tax expense primarily reflect foreign income taxes related to foreign source patent licensing fees. We did not incur foreign income tax expenses in the comparable period in 2017.

As a result of the foregoing, we realized net loss of approximately $453,000, or $0.001 per share (basic and diluted), for the three months ended March 31, 2018, compared to net loss of approximately $265,000, or $0.001 per share (basic and diluted), for the three months ended March 31, 2017.

Liquidity and Capital Resources

At March 31, 2018, we had current assets of approximately $26,000, and current liabilities of approximately $4,550,000. Our current liabilities include approximately $100,000 payable to Intellectual Ventures, loans payable of approximately $3,540,000 (net of discount of approximately $487,000) and accrued interest of approximately $185,000 payable to United Wireless and loans payable of $163,000 and accrued interest of approximately $269,000 due to former directors and minority stockholders. As of March 31, 2018, we have an accumulated deficit of approximately $17,003,000 and a negative working capital of approximately $4,523,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

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

In April 2016, Semcon IP brought patent infringement actions in the United States District Court for the Eastern District of Texas against Huawei Technologies, MediaTek Inc., STMicroelectronics Inc., Texas Instruments Incorporated and ZTE Corporation. As of March 31, 2018, all the cases have settled and been dismissed or were stayed pending settlement. The gross settlements are, or will be, reflected in revenue and the associated costs and expenses are, or will be, included in cost of revenue.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of approximately $49,900 for the three-months ended March 31, 2018. We did not incur foreign income tax expense in the comparable period in 2017.

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers”. Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Under Topic 606, revenue is recognized when there is a contract which has commercial substance which is approved by both parties and identifies the rights of the parties and the payment terms. We adopted Topic 606 as of January 1, 2018 using the modified retrospective transition method, with no impact on the consolidated financial position or results of operations.

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

Going Concern

We have an accumulated deficit of approximately $17,003,000 and negative working capital of approximately $4,523,000 as of March 31, 2018. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of March 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2017, management has determined that our internal audit our internal controls contains material weaknesses due to insufficient segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. These problems continue to affect us as we only have on full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2018

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer