Form 10-Q
period 2018-09-30
QUEST PATENT RESEARCH CORP
filed 2018-11-14
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 383,038,334 shares of common stock are issued and outstanding as of November 14, 2018.

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2018	December 31, 2017
ASSETS

Current assets
Cash and cash equivalents	$37,589	$165,546
Accounts receivable	6,050	2,846
Other current assets	1,989	2,522
Total current assets	45,628	170,914
Patents, net of accumulated amortization of $983,850 and $650,560, respectively	2,150,048	2,463,338
Total assets	$2,195,676	$2,634,252

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$233,623	147,356
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion	100,000	100,000
Loan payable – related party, net of unamortized discount and debt issuance costs of $418,866 and $517,182, respectively	3,858,485	3,510,169
Accrued interest – loans payable related party	395,459	85,757
Accrued interest – loans payable third party	277,439	265,214
Derivative liability	115,000	90,000
Total current liabilities	5,143,006	4,361,496
Non-current liabilities
Purchase price of patents, current portion, net of unamortized discount of $123,321 and $175,243, respectively	751,679	699,757
Total liabilities	5,894,685	5,061,253

Stockholders’ deficit:
Preferred stock – par value $.00003 per share – authorized 10,000,000 Shares – no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares at September 30, 2018 and December 31, 2017, shares issued and outstanding 383,038,334 and 383,038,334, at September 30, 2018 and December 31, 2017	11,491	11,491
Additional paid-in capital	14,107,782	14,107,782
Accumulated deficit	(17,819,990)	(16,549,493)
Total Quest Patent Research Corporation deficit	(3,700,717)	(2,430,220)
Non-controlling interest in subsidiary	1,708	3,219
Total stockholders’ deficit	(3,699,009)	(2,427,001)
Total liabilities and stockholders’ deficit	$2,195,676	$2,634,252

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF OPERATIONS

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues
Licensed Sales	$6,050	$2,846	$20,003	$8,509
Patent licensing fees	-	575,000	7,049,000	1,196,250
Management fees	-	-	-	24,302
	6,050	577,846	7,069,003	1,229,061
Operating expenses
Cost of revenue:
Cost of sales	1,095	377	3,689	1,449
Litigation and licensing expenses	32,460	282,621	6,041,560	807,614
Management support services	-	396	6,609	25,068
Selling, general and administrative expenses	210,177	197,407	751,863	610,278

Total operating expenses	243,732	480,801	6,803,721	1,444,409

Income /(loss) from operations	(237,682)	97,045	265,282	(215,348)

Other Income and (expenses)
Gain (loss) on derivative	(40,000)	(40,000)	(25,000)	40,000
Interest expense	(165,382)	(194,833)	(472,165)	(426,860)
Total Other Income and (expenses)	(205,381)	(234,833)	(497,164)	(386,860)

Net (loss) before income tax	(443,063)	(137,788)	(231,882)	(602,208)

Income tax	-	(170)	(1,040,125)	(105,410)

Net loss	(443,063)	(137,958)	(1,272,008)	(707,618)
Net income (loss) attributable to non-controlling interest in subsidiaries	485	21	1,511	(1,190)
Net loss attributable to Quest Patent Research Corporation	$(442,579)	$(137,937)	$(1,270,497)	$(708,808)

Loss per share – basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	383,038,334	313,038,334	383,038,334	313,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the
	Nine Months Ended
	September 30,
	2018	2017

Cash flows from operating activities:
Net loss	$(1,272,008)	$(707,618)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discounts	150,238	147,128
Loss on monetization agreement	-	59,811
Gain on derivative	25,000	(40,000)
Depreciation and amortization	333,290	226,846

Changes in operating assets and liabilities
Accounts receivable	(3,204)	38,358
Accrued interest – loans payable related party	309,702	195,470
Accrued interest – loans payable third party	12,225	12,225
Other current assets	533	533
Accounts payable and accrued expenses	86,267	1,464

Net cash used in operating activities	(357,957)	(65,783)

Cash flows from investing activities
Purchase of patents	(20,000)	-
Net cash provided by investing activities	(20,000)	-

Cash flows from financing activities
Proceeds from loans-related party	250,000	-
Net cash provided by financing activities	250,000	-

Net decrease in cash and cash equivalents	(127,957)	(65,783)

Cash and cash equivalents at beginning of year	165,546	208,324

Cash and cash equivalents at end of year	$37,589	$142,541

Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes including foreign taxing authorities withheld taxes of $1,039,900 and $101,250 during the period ended September 30, 2018, and 2017 respectively.	1,040,125	105,410
Interest	-	-
Non-cash investing and financing activity:
Loan proceeds paid directly from lender to seller of patents	-	25,000
Accounts payable for purchase of patent, net of imputed interest of $202,522	-	772,478

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned and majority owned subsidiaries as of September 30, 2018.

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

Income Tax

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of approximately $0 and approximately $1,040,000 for the three and nine months ended September 30, 2018 and approximately $170 and approximately $105,000 for the three and nine months ended September 30, 2017.

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

Recent Accounting Pronouncements

The Company is currently evaluating ASC 842 “Leases” for future adoption, which the Company will adopt on January 1, 2019. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases and is consistent with the principles of revenue recognition in Topic 606. The Company does not believe that this guidance will affect its accounting.

Other than those pronouncements, management does not believe that there are any other recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $17,820,000 and negative working capital of approximately $5,097,000 as of September 30, 2018. The Company generated nominal revenue in the quarter ended September 30, 2018. The short-term debt at September 30, 2018 includes $4,253,944 of principal and interest due to United Wireless, which is secured by a security interest in our patents as described in Note 3. Our inability to pay these notes when due could result in a default in our loan from United Wireless. If United Wireless seeks to foreclose on the patent rights which secure the debt, it may result in the loss by the Company’s subsidiaries that own the patents of their rights to the patents, which will further reduce the ability of the Company to generate revenue and the Company may be unable to continue in business. Because of the Company’s lack of a revenue stream, continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain and the disbursement of any such funds will be controlled by the lender. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT AND LONG TERM LIABILITIES

The following table shows the Company’s short-term and long-term debt at September 30, 2018 and December 31, 2017.

	September 30,	December 31,
	2018	2017
Short-term debt:
Loans payable – third party	$163,000	$163,000

Loan payable – related party
Gross	4,277,351	4,027,351
Accrued Interest	395,459	85,757
Unamortized discount	(418,866)	(517,182)
Net loans payable – related party	$4,253,944	$3,595,926
Total short-term debt	$4,916,944	$3,758,926
Long-term liabilities:
Purchase price of patents
Gross	875,000	875,000
Unamortized discount	(123,321)	(175,243)
Net purchase price of patents – long-term	$751,679	$699,757

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at September 30, 2018 and December 31, 2017, in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also shareholders, but their stockholdings are not significant.

The loan payable – related party at September 30, 2018 represents the principal amount of the Company’s 10% note to United Wireless Holdings, Inc. (“United Wireless”) in the amount of $4,277,351 pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. United Wireless was not a related party at the time of the loan. On March 16, 2017, the Company received a letter from counsel to United Wireless claiming that the Company is in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that the Company did not update the registration statement in November 2016. The Company disputed the claim that it was in breach of the registration rights agreement. On June 12, 2017, the Company entered into a standstill agreement with United Wireless pursuant to which the Company agreed (i) to increase its authorized common stock to 10,000,000,000 shares, (ii) to file by June 30, 2017, a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the securities purchase agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the securities purchase agreement, (iii) if the existing warrant held by the Company’s chief executive officer is not exercised prior to its expiration date, any re-issuance will not have an exercise price less than the current exercise price and the existing warrants will not be amended to lower the exercise price, and (iv) United Wireless no longer has any obligation to purchase any note pursuant to the securities purchase agreement other than the $1,000,000 note related to the final payment to Intellectual Ventures which was made in November 2017, except in connection with the potential acquisition by the Company of patent rights which triggered a $25,000 working capital loan in connection with the acquisition and the Company can require United Wireless to make $125,000 working capital loans to the Company, at the Company’s sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and, in such event, United Wireless would have a 7.5% net proceeds percentage interest in the net proceeds from such patent. On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares. On June 30, 2017, the Company filed a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the securities purchase agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the securities purchase agreement. The registration statement was declared effective on July 6, 2017. The Company issued to United Wireless a 10% promissory note due September 30, 2020 in the principal amount of $25,000 pursuant to the standstill agreement, for which the Company received $25,000, which was used to make the $25,000 advance to Intellectual Ventures Assets 34 LLC and Intellectual Ventures Assets 37 LLC (“IV 34/37”) as part of acquisition of intellectual property from IV 34/37. In connection with the loan, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT from IV 34/37. This obligation was recorded as an expense related to obtaining the standstill agreement and is reflected in interest expenses. CXT’s obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The security interest in the proceeds from the CXT Portfolio is junior to the security interest held by IV 34/37 in the CXT Portfolio and proceeds thereof. The notes payable to United Wireless have been classified as current liabilities as of September 30, 2018. Because of its right to elect a director of the Company under the securities purchase agreement, United Wireless is treated as a related party. Prior to the securities purchase agreement with United Wireless, the Company had no relationship with United Wireless.

Long-term liabilities

The purchase price of patents at September 30, 2018 represents the non-current portion of minimum payments due under the agreement between CXT Systems, Inc. (“CXT”), a wholly-owned subsidiary, and IV 34/37 pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

NOTE 4 – DERIVATIVE LIABILITIES

Because there is not a fixed conversion price, the ability of the Company to remain compliant with the requirement under the United Wireless notes that the Company have sufficient authorized common stock in the event that the notes become convertible is outside of the control of the Company. There is no limit on the number of shares issuable under the note, and absent an increase in the stock price or an increase in authorized shares, it is possible the Company will not have enough authorized shares to satisfy the exercise of outstanding non-employee options and warrants. Thus, the Company determined the options and warrants qualify as derivative liabilities under ASC Topic 815. On January 22, 2016, the Company reclassified all non-employee warrants and options as derivative liabilities and revalued them at their fair values at each balance sheet date. Any change in fair value was recorded as other income (expense) for each reporting period at each balance sheet date.

As of September 30, 2018, and December 31, 2017, the aggregate fair value of the outstanding derivative liability was approximately $115,000 and $90,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended September 30, 2018:

Period Ended September 30,
2018
Volatility	417% - 460%
Risk-free interest rate	1.36%
Expected dividends	-%
Expected term	2.00 – 2.75 years

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2018 and December 31, 2017:

	Fair Value Measurements as of
	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	-	-	-	-	-	-
Liabilities
Option derivative liability	-	-	115,000	-	-	90,000
Total liabilities	$-	$-	$115,000	$-	$-	$90,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of September 30, 2018
Beginning balance	$90,000
Change in fair value	25,000
Ending balance	$115,000

NOTE 5 – STOCKHOLDERS’ EQUITY

Issuance of Common Stock and Options

There was no stock-based compensation expense for the nine months ended September 30, 2018 or 2017.

As of September 30, 2018, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2017	50,000,000	0.03	2.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance – September 30, 2018	50,000,000	0.03	2.00

Warrants

As of September 30, 2018, there was no unamortized warrant expense.

A summary of the status of the Company’s stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2017	65,000,000	0.004	0.17
Granted	-	-	-
Cancelled	-	-	-
Expired	65,000,000	0.004	-
Exercised	-	-	-
Balance – September 30, 2018	-	-	-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	September 30,	December 31,	amortization period
	2018	2017	(years)
Patents	$4,020,000	$4,000,000	9.8
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(376,291)	(376,291)
Subtotal	3,133,898	3,113,898
Less: accumulated amortization	(983,850)	(650,560)
Net value of intangible assets	$2,150,048	$2,463,338	8.2

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at September 30, 2018 represent: (1) patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years, (2) patents acquired in July 2017 pursuant to an obligation to distribute 50% of net revenues to IV 34/37, against which $25,000 was advanced at closing and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/37; the useful lives of the patents, at the date of acquisition, was 5-6 years, (3) patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71 against which CXT advanced $10,000 at closing; and (4) patents acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000, against which PIS advanced $10,000 at closing. The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as a selling, general and administrative expense in the accompanying consolidated statements of operations.

The Company assesses intangible assets for any impairment to the carrying values. As of September 30, 2018, and December 31, 2017, management concluded that there was no impairment to the acquired assets. At September 30, 2018 and December 31, 2017, the net book value of the Company’s intellectual property was $2,150,048 and $2,463,338, respectively.

Amortization expense for patents comprised $333,290 and $331,275 for the nine months ended September 30, 2018 and the year ended December 31, 2017, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
2018	$104,430
2019	417,719
2020	417,719
2021	413,658
2022 and thereafter	796,522
Total	$2,150,048

Pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, 15% of the net monetization proceeds from the patents acquired in October 2015 will be paid to the lender, United Wireless. This monetization obligation was recognized as a discount to the loan and is being amortized over the life of the loan using the effective interest method. In addition, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT in July 2017. This obligation was recorded as an expense and is reflected in interest expense during the third quarter of 2017.

The Company granted IV 34/37 a security interest in the patents assigned to CXT as security for the payment of the balance of the purchase price. The security interest of IV 34/37 is senior to the security interest of United Wireless in the proceeds derived from such patents.

The balance of the purchase price of the patents is reflected as follows:

	September 30, 2018	December 31, 2017
Current Liabilities:
Purchase price of patents, current portion	100,000	$100,000
Unamortized discount
Non-current liabilities:
Purchase price of patents, long term	875,000	$875,000
Unamortized discount	(123,321)	(175,243)
Total current and non-current	851,679	799,757
Effective interest rate of Amortized over 2-3 years		9.2-9.6%

Because the non-current minimum payment obligations of $875,000 are due over the next three years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2017	$3,219
Net income attributable to non-controlling interest	$(1,511)
Balance as of September 30, 2018	$1,708

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, pursuant to which, these related parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 6 in connection with transactions with United Wireless. During the three- and nine-months ended September 30, 2018 and 2017, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. The interest expense was approximately $108,000 and $310,000 for the three- and nine-months ended September 30, 2018, respectively, and approximately $72,000 and $208,000 for the three- and nine-months ended September 30, 2017, respectively. On each of September 30, 2017 and 2018, accrued interest is added to the principal amount of the note.

During the three and nine months ended September 30, 2018 and 2017, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of such services was approximately $205 and $625 for the three and nine months ended September 30, 2018, respectively, and approximately $205 and $850 for the three and nine months ended September 30, 2017, respectively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to a restated employment agreement, dated November 30, 2014, with the Company’s president and chief executive officer, the Company agreed to employ him as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. Pursuant to the agreement, the chief executive officer currently receives an annual salary to $300,000. The chief executive officer is entitled to a bonus if the Company meets or exceed performance criteria established by the compensation committee. In August 2016, the Company’s board of directors approved annual bonus compensation equal to 30% of the amount by which the Company’s consolidated income before income taxes exceeds $500,000, but, if the Company is subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). The chief executive officer is also eligible to participate in any executive incentive plans which the Company may adopt.

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

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement, which Quest Licensing Corporation has appealed. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the Patent Act, which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Such a motion, if granted, would result in a judgment against Quest Licensing Corporation, which does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under the Company’s agreement with United Wireless. The possible amount of any judgment cannot be estimated and the funding source for the litigation will not provide the Company with funds to pay an adverse judgment. On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice. Defendants may renew their motion thirty days from the decision of the appellate court. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018 Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporations petition for rehearing. On August 8, 2018, the defendants’ renewed their motion for an award of attorneys’ fees under Section 285 of the Patent Act.

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

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights, which were $0 for the nine months ended September 30, 2018 and represented more than 95% of our revenue for the nine months ended September 30, 2017.

●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights. We did not generate any revenue from management fees during the three and nine months ended September 30, 2018 and we do not currently have any agreements that provide for the payment of management fees, and we may not be able to generate management fees in the future.

●	Licensed packaging sales, which relate to the sale of licensed products, which accounted for insubstantial revenue during the three and nine months ended September 30, 2018 and 2017.

Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we initially intended to seek to develop portfolios of intellectual property rights that provide us for a continuing stream of revenue, to date we have not been successful in doing so, and we do not anticipate that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue from our existing portfolios. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year. Our gross profit from license fees reflects any royalties which we pay in connection with our license. Because of our agreements with the funding sources and our litigation counsel, a significant percentage of our recovery is payable to our funding sources and counsel. We did not have any recovery in the three months ended September 30, 2018, although we incurred cost of revenues of $32,460 for the quarter. For the nine months ended September 30, 2018, approximately 85% of our recovery from patent license fees was paid to our funding sources and counsel. For the three and nine months ended September 30, 2017, approximately 49% and 68% of our recovery from patent license fees was paid to funding sources and counsel, respectively.

Fees generated in connection with the management of litigation were paid to us by one third-party funding source in support of the litigation seeking to enforce our intellectual property rights. Our agreement with the funding source provides that the funding source pays the litigation costs and provides that this funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. As a result, in connection with litigation funded by the third party, we would, if the litigation is successful, receive fees both for managing the litigation, if the agreement with the funding source provides for such payments, and from a license of the intellectual property, which will be net of that portion of the recovery payable to the funding source. To the extent that we have agreements with counsel and/or litigation funding sources pursuant to which payments made to them represent a portion of the gross recovery, and such payment is contingent upon a recovery, our revenue from litigation reflects the gross recovery from litigation as licensing fees, and payments to counsel and/or litigation funding sources are reflected as cost of revenue.

To a significantly lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our costs of sales represents the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement, which Quest Licensing Corporation has appealed. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the Patent Act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Such a motion, if granted, would result in a judgment against Quest Licensing Corporation, which does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under our agreements with United Wireless. On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice. The defendants may renew their motion thirty days from the decision of the appellate court. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018, Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporation’s petition for rehearing. On August 8, 2018, the defendants renewed their motion for an award of attorneys’ fees under Section 285 of the Patent Act.

In April 2016, Semcon IP Inc. brought patent infringement actions in the United States District Court for the Eastern District of Texas against Huawei Technologies, MediaTek Inc., STMicroelectronics Inc., Texas Instruments Incorporated and ZTE Corporation. As of September 30, 2018, these actions have been settled and dismissed. Our revenue for the three and nine months ended September 30, 2018 includes revenue from these settlements.

In May 2018 Semcon brought patent infringement actions in the United States District Court for the Eastern District of Texas against Amazon.com, Inc., ASUS TeK Computer Inc., TCL Communication Technology Holdings Limited et. al., Kyocera Corporation, LVMH Moet Hennessy Louis Vuitton, SE, Shenzhen OnePlus Science & Technology Co., Ltd., and Michael Kors Holdings Ltd.

In March 2018, Mariner IC brought patent infringement actions in the United States District Court for the Eastern District of Texas against Acer Inc., Schneider Electric, Sharp Corporation, AsusTek Computer Inc., and Bose Corporation. In April 2018, the actions against Acer Inc., Schneider Electric and Bose Corporation were dismissed. In April 2018, Mariner IC brought patent infringement actions in the United States District Court for the Eastern District of Texas against TiVo Corporation, Huawei Device Co., Ltd et. al., and Lenovo Group Ltd. In August 2018, the action against Huawei Device Co., Ltd et. al. was voluntarily dismissed. In September 2018, Mariner IC brought a patent infringement action in the United States District Court for the Eastern District of Texas against Huawei Device Co., Ltd et. al.

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

On April 6, 2018, April 30, 2018 and July 2, 2018, we issued to United Wireless our 10% promissory note due September 30, 2020 in the principal amount of $25,000, $100,000 and $125,000 respectively, pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and Note 3 to our financial statements included in this Form 10-Q, for which we received $25,000, $100,000 and $125,000 respectively.

Results of Operations

Three and nine months ended September 30, 2018 and 2017

Since revenues from patent licensing fees constitutes almost all of our revenue, our ability to generate revenues is dependent upon the generation of patent licensing fees. Since our ability to generate patent licensing fees is dependent upon a favorable settlement or judgement from legal actions we commence to enforce our intellectual property rights, our revenue stream can vary significantly from quarter to quarter. Typically, no revenues are generated until the litigation has proceeded for a considerable time, and, accordingly, it may take years from the date we commence litigation until we generate any revenues, and there is no assurance that we can or will generate revenues from our litigation. Defendants may file a motion to dismiss which may be, and in some cases has been granted, Thus there may be many quarters during we do not generate any revenue from patent licensing fees, which is currently, the only source of revenue other than nominal sales of TurtlePak. The quarter ended September 30, 2018, was such a quarter, as we did not generate any revenue form patent licensing fees, as contrasted with patent licensing fees of $575,000 for the three months ended September 30, 2017.

For the nine months ended September 30, 2018, our revenues were approximately $7,069,000, of which approximately $7,049,000 represented patent licensing fees, as compared with revenues of approximately $1,229,000 for the nine months ended September 30, 2017, of which approximately $1,196,000 was from patent licensing fees. Because the settlements represent one-time payments, the timing and receipt of which cannot be predicted or planned, the timing of our revenue is dependent upon the timing of any settlements of litigation with no assurance as to when or whether any action will be settled in a manner which generates either revenue or cash flow to us.

Operating expenses for the three months ended September 30, 2018 decreased by approximately $237,000, or 49%, compared to the three months ended September 30, 2017. Operating expenses for the nine months ended September 30, 2018 increased by approximately $5,359,000, or 371%, compared to the nine months ended September 30, 2017. Our principal operating expense for the three-months ended September 30, 2018 was executive compensation, which was approximately $85,500. Our principal operating expense for the nine-months ended September 30, 2018 was litigation and licensing expenses of approximately $6,042,000, which represent fees payable to attorneys and third-party funding sources associated with the power management portfolio settlements, representing approximately 86% of our license fees. These fees became payable as a result of settlement agreements that provided for a recovery. The total settlement recovery is included in revenue and the associated costs are treated as cost of revenue. When the settlement funds are disbursed we receive the net amount due us after deducting the associated settlement costs. We had litigation and licensing expenses of approximately $283,000 and approximately $808,000 for the three- and nine-months ended September 30, 2017, respectively.

Other income (expense) included interest expense of approximately $165,000 and approximately $472,000 for the three- and nine-months ended September 30, 2018, respectively, and approximately $195,000 and approximately $427,000 for the three- and nine-months ended September 30, 2017, respectively. The increase in interest expense primarily reflect the accrued interest on our note to United Wireless, which was added to the principal amount of the note on September 30, 2018.

During the period we incurred income tax expense of approximately $0 and approximately $1,040,000 for the three- and nine-months ended September 30, 2018, respectively, compared to $170 and $105,000 for the three- and nine-months ended September 30, 2017, respectively. The increase in income tax expense primarily reflect foreign income taxes related to foreign source patent fees.

As a result of the foregoing, we sustained a net loss of approximately $443,000, or $0.00 per share (basic and diluted), for the three months ended September 30, 2018 and a net loss of approximately $1,270,000, or $0.00 per share (basic and diluted), for the nine months ended September 30, 2018, compared to net loss of approximately $138,000, or $0.00 per share (basic and diluted), for the three months ended September 30, 2017 and a net loss of approximately $709,000, or $0.00 per share (basic and diluted), for the nine months ended September 30, 2017.

Liquidity and Capital Resources

At September 30, 2018, we had current assets of approximately $46,000, and current liabilities of approximately $5,143,000. Our current liabilities include $4,253,000 due to United Wireless, $100,000 payment due to Intellectual Ventures on account of the purchase price of the patent portfolios we purchased from IV 34/37 and loans payable of $163,000 and accrued interest of approximately $277,000 due to former directors and minority stockholders. As of September 30, 2018, we have an accumulated deficit of approximately $17,820,000 and a negative working capital of approximately $5,097,000. Other than salary to our chief executive officer and expenses, primarily legal and accounting, relating to our status as a public company, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses.

We cannot assure you that we will be successful in generating revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third-party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

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

Our obligations to United Wireless are not contingent upon the success of any litigation. If we fail to generate a sufficient recovery in any of our pending actions (net of any portion of any recovery payable to the funding source or our legal counsel) in a timely manner to enable us to meet our obligations to United Wireless on the loans made to us, we would be in default under our agreements with United Wireless which could result in United Wireless foreclosing on the patent rights which secure the debt, which may result in the loss by our subsidiaries that own the patents of their rights to the patents, which will further reduce our ability to generate revenue and we may be unable to continue in business. Our agreements with the funding sources provide that the funding sources will participate in any recovery which is generated. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of approximately $0 and approximately $1,040,000 for the three- and nine-months ended September 30, 2018, respectively, and approximately $170 and approximately $105,000 for the three- and nine-months ended September 30, 2017, respectively.

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

Recent Accounting Pronouncements

We are currently evaluating ASC 842 “Leases” for future adoption, which we will adopt on January 1, 2019. The new guidance establishes the principles to report transparent and economically neutral information about the assets and liabilities that arise from leases and is consistent with the principles of revenue recognition in Topic 606. We do not believe that this guidance will affect our accounting.

Management does not believe that there are any other recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on our financial statements.

Going Concern

We have an accumulated deficit of approximately $17,820,000 and negative working capital of approximately $5,097,000 as of September 30, 2018. We generated nominal revenue in the quarter ended September 30, 2018. The short-term debt at September 30, 2018 includes $4,253,944 of principal and interest due to United Wireless, which is secured by a security interest in our patents as described in Note 3. Our inability to pay these notes when due could result in a default in our loan from United Wireless. If United Wireless seeks to foreclose on the patent rights which secure the debt, it may result in the loss by our subsidiaries that own the patents of their rights to the patents, which will further reduce our ability to generate revenue and we may be unable to continue in business. Because of our lack of a revenue stream, continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain and the disbursement of any such funds will be controlled by the lender. Further, the funding sources do not cover any liability which we may incur in the event that we do not prevail in litigation and we are required to pay the defendant’s legal costs or a judgment against us by a defendant. In the event of a judgment against any of our subsidiaries, it may be necessary for the subsidiary to seek protection under the Bankruptcy Act, which could result in a default under our notes to United Wireless. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2018, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting, our sole employee being our chief executive and financial officer and our limited internal audit function, our disclosure controls were not effective as of September 30, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2018

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief executive officer and acting chief financial officer