Form 10-K
period 2018-12-31
QUEST PATENT RESEARCH CORP
filed 2019-04-16
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $574,558 as of June 29, 2018.

As of April 16, 2019, the registrant had 383,038,334 shares of common stock outstanding.

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Quest Patent Research Corporation and its subsidiaries, unless the context indicates otherwise.

i

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;
●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;
●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to pay the promissory notes which we issued and will issue in connection with our purchase of patent rights in October 2015 and 2017 and any other intellectual property rights we may acquire;
●	Our ability to obtain litigation funding to enable us to seek to protect our intellectual property rights, particularly our recently-acquired intellectual property rights, through litigation when necessary;
●	Our ability to identify and acquire intellectual property rights for innovative technologies for which there is a significant potential market;
●	The effect of any adverse decision in any action one of our subsidiaries may commence, including the award of legal fees in favor of a defendant, which may result in the bankruptcy of the subsidiary;
●	Our ability to recoup any investment which we may make to acquire or generate revenue from intellectual property rights;
●

The effects on our business, financial conditions and ownership of proprietary rights in the event of any breach by us of our agreements with United Wireless Holdings, Inc. (“United Wireless”), including our failure or inability to generate sufficient revenue to enable us to pay our obligations to Intelligent Partners, LLC (“Intelligent Partners”) as transferee of the notes, which become due on September 30, 2020;

●	Our ability to increase our authorized common stock to enable us to satisfy our obligations to have sufficient authorized common stock with respect to potential conversion of our convertible notes;
●	The effect of legislation and court decisions on the ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;
●	The effects or perceived effects of the potential convertibility of convertible notes issued by us including the possibility of a Conversion Eligible Event of Default in the event that we do not have sufficient shares of common stock available for issuance upon conversion of the notes held by Intelligent Partners as transferee of United Wireless;
●	Our ability to obtain the funding that we require in order to acquire intellectual property and otherwise develop our business;
●	Our ability to reduce the cost of litigation through contingent fees with counsel or to obtain third-party financing to enable us to enforce our intellectual property rights through litigation or otherwise;
●	The results or anticipated results of litigation by or against us, including any actions or motions by defendants seeking legal fees or any other recovery from us in the event that a court decision is against us or otherwise does not uphold our intellectual property rights;
●	The effects on us in the event that any party against which we commence litigation obtains a judgement against one of our subsidiaries and seeks to foreclose on the intellectual property owned by the subsidiary which may result in a default under our loan agreement with United Wireless.
●	The anticipated or actual results of our operations;
●	Events or conditions relating to the enforcement of intellectual property rights generally;
●	The development of a market for our common stock;
●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;
●	Any discrepancy between anticipated or projected results and actual results of our operations;
●	The market’s perception or our ability to continue to make our filings with the SEC in a timely manner;
●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and
●	Other matters not within our control.

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

ii

PART I

ITEM 1. BUSINESS

Overview

We are an intellectual property asset management company. Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly-owned subsidiaries. We currently own, control or manage eleven intellectual property portfolios, which principally consist of patent rights. Our eleven intellectual property portfolios include the portfolios which we acquired from Intellectual Ventures Assets 16, LLC (“Intellectual Ventures”) and seven of its affiliates. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits. We also generated revenue from management fees from managing intellectual property portfolios in 2017, although we do not currently receive these fees and we do not have any agreements that provide for such payments.

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.
●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, although we do not currently receive these fees and do not have any agreements that provide for such payments.
●	Licensed packaging sales, which relate to the sale of licensed products.

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

We intend to develop our business by acquiring intellectual property rights, either in the form of ownership of or an exclusive license to the underlying intellectual property. Our goal is to enter into agreements with inventors of innovative technologies for which there may be a significant market for products which use or incorporate the intellectual property. We seek to purchase all of, or interests in, intellectual property in exchange for cash, securities of our company, the formation or a joint venture or separate subsidiary in which the owner has an equity interest, and/or interests in the monetization of those assets. Our revenue from this aspect of our business can be generated through licensing and, when necessary, which is typically the case, litigation efforts as well as intellectual property management fees, although we do not currently receive these fees and do not have any agreements that provide for such payments. We engage in due diligence and a principled risk underwriting process to evaluate the merits and potential value of any acquisition, partnership or joint venture. We seek to structure the terms of our acquisitions in a manner that will achieve the highest risk-adjusted returns possible, in the context of our financial condition. In connection with the acquisition of intellectual property portfolios, we have granted the party providing the financing an interest in any recovery we have with respect to the intellectual property purchased with the financing, and we expect that we will have to continue to grant such interests until and unless we have generated sufficient cash from licensing our intellectual property to enable us to acquire additional intellectual property portfolios without outside financing. However, we cannot assure you that we will ever generate sufficient revenues to enable us to purchase additional intellectual property without third-party financing.

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

On July 28, 2017, CXT Systems, Inc. (“CXT”), a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 34 LLC and Intellectual Ventures Assets 37 LLC (“IV 34/37”) pursuant to which CTX paid IV 34/37 $25,000 and IV34/37 transferred to CXT all right, title and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 34/37, as long as we generate revenue from the CXT Portfolio. The $25,000 payment to IV 34/37 was made from a loan from United Wireless and was paid directly by United Wireless to IV 34/37. The agreement with IV 34/37, as amended on January 26, 2018, provides that if, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference between such cumulative amounts and the amount paid to IV 34/37 within ten days after the applicable date. The $25,000 advance is treated as an advance against distributions of net proceeds payable to IV 34/37. The useful lives of the patents, at the date of acquisition, was 5-6 years. Neither we nor any affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement with IV 34/37 are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The patent portfolio which we acquired from IV 34/37 is the CXT portfolio which is described under “Business – Our Intellectual Property Portfolios.”

On January 26, 2018, CXT entered into an agreement with Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”) pursuant to which CXT advanced IV 62/71 $10,000 at closing and IV 62/71 assigned to CXT all right, title, and interest in a portfolio of sixteen United States patents and three pending applications. Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 62/71, as long as we generate net proceeds from this portfolio. The initial $10,000 advance is treated as an advance toward our future distributions of net proceeds payable to IV 62/71. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. We agreed to modify the monetization proceeds agreement between CXT and United Wireless to include the patents acquired from IV 62/71.

On January 26, 2018, Photonic Imaging Solutions Inc. (“PIS”), a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 6 LLC (“IV 64”) pursuant to which PIS advanced $10,000 to IV 64 at closing and IV 64 assigned to PIS all right, title, and interest in a portfolio of eleven United States patents and sixteen foreign patents (the “CMOS Portfolio”). Under the agreement, PIS will distribute to IV 64 70% of the first $1,500,000 of revenue, as defined in the agreement, 30% of the next $1,500,000 of revenue and 50% of revenue over $3,000,000; with the $10,000 advance being treated as an advance against the first distributions of net proceeds payable to IV 64. PIS’ obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the portfolio. The patent portfolio which we acquired from IV 64 is the CMOS portfolio which is described under “Business – Our Intellectual Property Portfolios.”

On March 15, 2019, M-RED Inc. (“M-RED”), a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as we generate revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. The $75,000 advance is treated as an advance against distributions the first distributions of net proceeds payable to IV 113/108. The useful lives of the patents, at the date of acquisition, was approximately nine years. Neither we nor any affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio. The patent portfolio which we acquired from IV 113/108 is the M-RED portfolio which is described under “Business – Our Intellectual Property Portfolios.”

Our Organization

We were incorporated in Delaware on July 17, 1987 under the name Phase Out of America. On September 21, 1997, we changed our name to Quest Products Corporation, and, on June 6, 2007, we changed our name to Quest Patent Research Corporation. We have been engaged in the intellectual property monetization business since 2008. Our executive principal office is located at 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411, telephone (888) 743-7577. Our website is www.qprc.com. Information contained on or derived from our website or any other website does not constitute a part of this annual report.

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

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. A hearing, known as a Markman hearing, in which the judge examines the evidence from the parties on the appropriate meanings of relevant key words in the claim was held on February 8, 2016. In June and August 2016 Quest Licensing Corporation entered into settlement agreements with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017 the Court granted the remaining defendants’ motion for summary judgment of non-infringement. On January 31, 2017, Quest Licensing Corporation filed a notice of appeal with the United States Court of Appeals for the Federal Circuit whereby Quest Licensing Corporation appealed the court’s order construing the terms of U.S. patent No. 7,194,468 as well as the court’s order granting defendants’ motion for summary judgment of non-infringement. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018 Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporations petition for rehearing. In connection with this litigation, a third party funding source incurred approximately $0 in 2018 and $153,125 in 2017, which was paid to litigation counsel and other third parties. In addition, the funding source paid management fees to us of approximately $0 in 2018 and $21,000 in 2017. Through December 31, 2018, we did not receive any proceeds from the Mobile Data Portfolio.

Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice and with leave to renew their motion thirty days from the decision of the appellate court on Quest Licensing Corporation’s appeal.  On August 8, 2018, the defendants’ renewed their motion for an award of attorneys’ fees under Section 285 of the Patent Act. On March 27, 2019 the defendants’ motion for attorney fees in the Mobile Data litigation was denied.

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

We did not generate license from the Von Kohorn Portfolio for the years ended December 31, 2018 and 2017 and no further licensing activities are contemplated.

On December 17, 2018, Wynn Technologies, Inc. granted an exclusive license to the Financial Data Portfolio, including the right to enforce, to Quest NetTech. Under the agreement, Quest NetTech receives 100% of the net proceeds, as defined by the agreement.

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

As the exclusive licensee and manager of the manufacture and sale of licensed product, we coordinate the manufacture and sale of licensed products to end users; we contract for the manufacture and assembly of the product components, and we coordinate order receipt, fulfillment and invoicing. Revenues from the TurtlePakTM product sales were approximately $20,000 and $14,000 for the years ended December 31, 2018 and 2017, respectively. We continue to generate modest revenue from this product.

Universal Financial Data System

The invention describes a universal financial data system which allows its holder to use the device to access one or more accounts stored in the memory of the device as a cash payment substitute as well as to keep track of financial and transaction records and data, such as transaction receipts, in a highly portable package, such as a cellular device (the “Financial Data Portfolio”). The inventive universal data system is capable of supporting multiple accounts of various types, including but not limited to credit card accounts, checking/debit accounts, and loyalty accounts. Our wholly-owned subsidiary, Wynn Technologies Inc., acquired US Patent No. 5,859,419, from the owner, Sol Wynn. In January 2001, we filed a reissue application for the patent, and the United States Patent and Trademark Office issued patent RE38,137. This reissued patent, which contains 35 separate claims, replaces the original patent, which had seven claims. In February 2011, we entered into a new agreement with Sol Li (formerly Sol Wynn), pursuant to which we issued to Mr. Li a 35% interest in Wynn Technologies and warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.001 per share, the warrants expired unexercised. We also agreed that Mr. Li would receive 40% of the net licensing revenues generated by Wynn Technologies with respect to this patent, which is the only patent owned by Wynn Technologies. On December 17, 2018, Wynn Technologies, Inc. granted an exclusive license to the Financial Data Portfolio, including the right to enforce, to our wholly owned subsidiary, Quest NetTech. Under the agreement, Quest NetTech receives 100% of the net proceeds, as defined by the agreement.

Through December 31, 2018, we did not generate any revenue from the Financial Data Portfolio.

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

Through December 31, 2018, we did not generate any revenue from the rich media patents.

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

In March 2018, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against Acer Inc., Schneider Electric, Sharp Corporation, AsusTek Computer Inc., and Bose Corporation. In April 2018, the actions against Acer Inc., Schneider Electric and Bose Corporation were dismissed. In April 2018, Mariner IC brought patent infringement actions in the United States District Court for the Eastern District of Texas against TiVo Corporation and Huawei Device Co., Ltd et. al. In August 2018, the action against Huawei Device Co., Ltd et. al. was voluntarily dismissed. In September 2018, Mariner IC brought a patent infringement action in the United States District Court for the Eastern District of Texas against Huawei Device Co., Ltd et. al. A Markman claim construction hearing in the AsusTek actions is scheduled for June 20, 2019 with trial scheduled to commence on December 2, 2019. A Markman claim construction hearing in the Sharp action is scheduled for July 23, 2019 with trial scheduled to commence on February 3, 2020. A Markman claim construction hearing in the Huawei action is scheduled for October 31, 2019 with trial scheduled to commence on May 4, 2020. All hearing and trial dates are subject to change at the discretion of the court.

We did not generate license fees from the Anchor Structure Portfolio in 2018. We generated license fees of approximately $1,196,000 for the year ended December 31, 2017.

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

In March 2016, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Power Management/Bus Control Portfolio and engaged counsel on a partial contingency basis in connection with a proposed patent infringement action relating to the Power Management/Bus Control. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party.

Following the execution of the funding agreement and partial contingency agreement with counsel, in April 2016, Semcon IP Inc. brought patent infringement suits in the United States District Court for the Eastern District of Texas against Huawei Technologies, MediaTek Inc., STMicroelectronics Inc., Texas Instruments Incorporated and ZTE Corporation. As of December 31, 2018, these actions have been settled and dismissed. Our revenue for the year ended December 31, 2018 includes revenue from these settlements.

In May 2018 Semcon brought patent infringement actions in the United States District Court for the Eastern District of Texas against Amazon.com, Inc., AsusTeK Computer Inc., TCT Mobile International Limited et. al., Kyocera Corporation, LVMH Moet Hennessy Louis Vuitton, SE, Shenzhen OnePlus Science & Technology Co., Ltd., and Michael Kors Holdings Ltd. A Markman claim construction hearing in the Amazon action has been scheduled for May 2, 2019 with trial to commence on November 4, 2019. A Markman claim construction hearing in the AsusTek and Michael Kors actions has been scheduled for June 19, 2019 with trial to commence on December 2, 2019. A Markman claim construction hearing in the Kyocera action has been scheduled for June 19, 2019 with trial to commence on February 3, 2020. All hearing and trial dates are subject to change at the discretion of the court.

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

We generated license fees from the Power Management/Bus Control Portfolio of approximately $7,049,000 for the year ended December 31, 2018. We did not generate revenue from this portfolio prior to 2018.

Diode on Chip Portfolio

This portfolio, which is the third portfolio which we acquired from Intellectual Ventures and transferred to a newly-formed subsidiary, IC Kinetics Inc., consists of three United States patents and one pending continuation application which cover technology relating to on-chip temperature measurement for semiconductors. As of December 31, 2018, we did not generate any revenue from this portfolio.

CXT Portfolio

This portfolio consists of twenty-nine United States patents and three pending continuation applications which cover technology relating to systems and methods of operating an accessible information database which provides for inventory evaluation, filtering according to preferences, alternative product recommendations, and access to a database of consumer feedback/evaluation.

In April 2018 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Academy Ltd., The Container Store Group, Inc. and Pier 1 Imports, Inc. In May 2018 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Conn’s, Inc., Fossil Group, Inc., JC Penney Company, Inc., Stage Stores, Inc. and Tailored Brands, Inc. A Markman claim construction hearing has been scheduled in these actions for August 1, 2019 with trial to commence on February 18, 2020. All hearing and trial dates are subject to change at the discretion of the court.

Through December 31, 2018, we did not generate any revenues from this portfolio.

CMOS Portfolio

This portfolio consists of eleven United States patents and sixteen foreign patents which cover technology relating to digital image sensor technology systems and methods which PIS acquired on January 26, 2018.

In April 2018 PIS brought patent infringement actions in the United States District Court for the District of Delaware against Lenovo Group Ltd., AsusTek Computer Inc., Lorex Technology Inc., and NETGEAR, Inc. A Markman claim construction hearing has been scheduled in these actions for August 30, 2019 with trials to commence on October 26, 2020 and November 2, 2020. All hearing and trial dates are subject to change at the discretion of the court.

Through December 31, 2018, we did not generate any revenues from this portfolio.

M-RED Portfolio

This portfolio consists of sixty-one United States patents and eight foreign patents which cover technology relating to processor and power management which M-RED acquired on March 15, 2019.

Competition

We encounter and expect to continue to encounter competition in the areas of intellectual property acquisitions for the sake of licensure from both private and publicly traded companies that engage in intellectual property monetization activities. Such competitors and potential competitors include companies seeking to acquire the same intellectual property assets and intellectual property rights that we may seek to acquire. Entities such as Acacia Research Corporation, Document Security Systems, Inc., Intellectual Ventures, Wi-LAN, Conversant IP, VirnetX Holding Corporation, Network-1 Security Solutions, Round Rock Research LLC, IPvalue Management Inc., Form Holdings, Pendrell Corporation , Finjan Holdings, Inc., Inventergy Global, Inc., Netlist Inc., Parkervision Inc., Spherix Incorporated, Intelligent Partners, Walker Innovation, Inc. and others derive all or a substantial portion of their revenue from patent monetization activities, and we expect more entities to enter the market. Most of our competitors have longer operating histories and significantly greater financial resources and personnel than we have.

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

Intellectual Property Rights

We have eleven intellectual property portfolios: financial data, mobile data, Von Kohorn, Turtle Pak, anchor structure, power management/bus control, diode on chip, rich media, CXT, CMOS and M-RED. The following table sets forth information concerning our patents and other intellectual property. Each patent or other intellectual property right listed in the table below that has been granted is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. In the table below, the anchor structure portfolio is referred to as Mariner, the power management/bus control portfolio is referred to as Semcom, and the diode on chip portfolio is referred to as IC.

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial Data	US Patent	RE38,137	Programmable multiple company credit card system	1/11/2001	6/10/2003	9/28/2015
Mobile Data	US Patent	7,194,468	Apparatus and method for supplying information	2/9/2001	3/20/2007	2/9/2021
Mobile Data	US Patent	9,288,605	Apparatus and method for supplying information	11/12/2009	3/15/2016	2/9/2021
Mobile Data	US Patent	9,913,068	Apparatus and method for supplying information	3/15/2013	3/6/2018	2/9/2021
Mobile Data	US Application	15/877,820	Apparatus and method for supplying information	1/23/2018	N/A	N/A
Turtle Pak	US Patent	RE36,412	Article packaging kit, system, and method	6/18/1996	11/30/1999	6/24/2013
Turtle Pak	US Patent	6,490,844	Film wrap packaging apparatus and method	6/21/2001	12/10/2002	7/10/2021
Turtle Pak	US Trademark	74709827	Turtle pak - design plus words, letters, and/or numbers	8/1/1995	6/4/1996	N/A

Mariner	US Patent	5,650,666	Method and apparatus for preventing cracks in semiconductor die	11/22/1995	7/22/1997	11/22/2015
Mariner	US Patent	5,846,874	Method and apparatus for preventing cracks in semiconductor die	2/28/1997	12/8/1998	11/22/2015
Semcon	US Patent	7,100,061	Adaptive power control	1/18/2000	8/29/2006	1/18/2020
Semcon	US Patent	7,596,708	Adaptive power control	4/25/2006	9/29/2009	1/18/2020
Semcon	US Patent	8,566,627	Adaptive power control	7/14/2009	10/22/2013	1/18/2020
Semcon	US Patent	8,806,247	Adaptive power control	12/21/2012	8/12/2014	1/18/2020
Semcon	PCT Application	PCT/US2001/001684	Adaptive power control	1/16/2001	7/26/2001	N/A
Semcon	Reexam Certificate	7,100,061C1	Adaptive power control	6/13/2007	8/4/2009	N/A
Semcon	US Patent	5,978,876	System and method for controlling communications between subsystems	4/14/1997	11/2/1999	4/14/2017
IC	US Patent	7,118,273	System for on-chip temperature measurement in integrated circuits	4/10/2003	10/10/2006	4/10/2023
IC	US Patent	7,108,420	System for on-chip temperature measurement in integrated circuits	10/7/2004	9/19/2006	4/10/2023
IC	US Patent	9,222,843	System for on-chip temperature measurement in integrated circuits	9/23/2011	12/29/2015	4/10/2023
IC	US Application	15/210,208	System for on-chip temperature measurement in integrated circuits	7/14/2016	N/A	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, systems, and processes for the design and creation of rich media applications via the internet	02/09/2001	02/14/2006	10/16/2023
CXT	US Patent	7,103,568	Online product exchange system	2/23/2004	9/5/2006	8/8/2015
CXT	US Patent	7,933,806	Online product exchange system with price-sorted matching products	9/11/2006	4/26/2011	8/8/2015
CXT	US Patent	8,024,226	Product exchange system	11/6/2006	4/26/2011	8/8/2015
CXT	US Patent	5,983,220	Suppporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	11/14/1996	11/9/1999	11/14/2016
CXT	US Patent	6,463,431	Database evaluation system suppporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	6/25/1999	10/8/2002	11/14/2016
CXT	US Patent	5,940,807	Automated and independently accessible inventory information exchange system	5/28/1997	8/17/1999	5/23/17

CXT	US Patent	6,081,789	Automated and independently accessible inventory information exchange system	1/8/1999	6/27/2000	5/23/17
CXT	US Patent	6,601,043	Automated and independently accessible inventory information exchange system	6/26/2000	7/29/2003	5/23/17
CXT	US Patent	6,011,537	System for delivering and simultaneously displaying primary and secondary information, and for displaying only the secondary information during interstitial space	1/27/1998	1/4/2000	1/27/2018
CXT	US Patent	7,133,835	Online exchange market system with a buyer auction and a seller auction	10/30/1995	11/7/2006	5/27/2018
CXT	US Patent	6,412,012	System, method, and article of manufacture for making a compatibility aware recommendation to a user	12/23/1998	6/25/2002	12/23/2018
CXT	US Patent	6,493,703	System and method for implementing intelligent online community message board	5/11/1999	12/10/2002	5/11/2019
CXT	US Patent	6,571,234	System and method for managing online message board	5/11/1999	5/27/2003	5/11/2019
CXT	US Patent	6,721,748	Online content provider system and method	5/13/2002	4/13/2004	5/11/2019
CXT	US Patent	6,778,982	Online content provider system and method	2/20/2003	8/17/2004	5/11/2019
CXT	US Patent	6,804,675	Online content provider system and method	3/17/2003	10/12/2004	5/11/2019
CXT	US Patent	7,159,011	System and method for managing an online messaging board	8/16/2004	1/2/2007	5/11/2019
CXT	US Patent	7,162,471	Content query system and method	8/16/2004	1/9/2007	5/11/2019
CXT	US Patent	RE43,835	Online content tabulating system and method	2/22/2007	11/27/2012	5/11/2019
CXT	US Patent	RE45,661	Online content tabulating system and method	11/20/2012	9/1/2015	5/11/2019
CXT	US Patent	7,065,494	Electronic customer service and rating system and method	6/25/1999	6/20/2006	6/25/2019
CXT	US Patent	7,340,411	System and method for generating, capturing, and managing customer lead information over a computer network	10/20/2003	3/4/2008	8/2/2021
CXT	US Patent	8,260,806	Storage, management and distribution of consumer information	6/29/2007	9/4/2012	10/17/2021

CXT	US Patent	7,487,130	Consumer-controlled limited and constrained access to a centrally stored information account	1/6/2006	2/3/2009	11/7/2021
CXT	US Patent	7,016,877	Consumer-controlled limited and constrained access to a centrally stored information account	11/7/2001	3/21/2006	2/22/2023
CXT	US Patent	7,257,581	Storage, management and distribution of consumer information	8/6/2001	8/14/2007	6/2/2023
CXT	US Patent	7,467,141	Branding and revenue sharing models for facilitating storage, management and distribution of consumer information	8/20/2001	12/16/2008	8/11/2023
CXT	US Patent	7,016,875	Single sign-on for access to a central data repository	10/9/2001	3/21/2006	8/19/2023
CXT	US Patent	8,566,248	Initiation of an information transaction over a network via a wireless device	11/20/2001	10/22/2013	6/17/2026
CXT	US Application	11/327,176	Single sign-on for access to a central data repository	1/6/2006	9/7/2006	N/A
CXT	US Application	14/941,528	Information transactions over a network	11/13/2015	5/19/2016	N/A
CXT	US Application	15/880,314	Single sign-on for access to a central data repository	1/25/2018	N/A	N/A
CMOS	US Patent	6,624,404	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	11/26/2001	9/23/2003	12/30/2019
CMOS	Korean Patent	KR10-0303774	Method for fabricating cmos image sensor	12/30/1998	7/13/2001	12/30/2018
CMOS	US Patent	6,348,361	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	12/30/1999	2/19/2002	12/30/2019
CMOS	US Patent	6,184,055	CMOS image sensor with equivalent potential diode and method for fabricating the same	2/26/1999	2/6/2001	2/26/2019
CMOS	Chinese Patent	CNZL99105588.8	Complementary mos image sensor and making method thereof	2/28/1999	10/13/2004	2/27/2019
CMOS	Chinese Patent	CNZL200310104488.4	Image sensing device and its manufacturing method	2/28/1999	3/26/2008	2/27/2019
CMOS	German Patent	DE19908457.2	Photodiode used in cmos image sensing device	2/26/1999	11/28/2013	2/26/2019
CMOS	French Patent	FR2775541	Photodiode for use in a cmos image sensor and method for fabricating the same	3/1/1999	8/2/2002	3/1/2019
CMOS	French Patent	FR2779870	Photodiodes for image sensors	3/1/1999	5/13/2005	3/1/2019

CMOS	United Kingdom Patent	GB2334817	Photodiode for use in a cmos image sensor and method for fabricating the same	3/1/1999	7/1/2003	3/1/2019
CMOS	United Kingdom Patent	GB2383900	CMOS image sensor and method for fabricating the same	3/1/1999	8/20/2003	3/1/2019
CMOS	Japanese Patent	JP4390896	CMOS image sensor and manufacture thereof	3/1/1999	10/16/2009	3/1/2019
CMOS	Korean Patent	KR10-0278285	CMOS image sensor and manufacturing method thereof	2/24/1999	10/18/2000	2/24/2019
CMOS	Taiwanese Patent	TWI141677	CMOS image sensor with equivalent potential diode	3/22/1999	10/1/2001	3/21/2019
CMOS	US Patent	6,180,969	CMOS image sensor with equivalent potential diode	2/26/1999	1/30/2001	2/26/2019
CMOS	US Patent	6,563,187	CMOS image sensor integrated together with memory device	6/29/1999	5/13/2003	6/29/2019
CMOS	US Patent	6,949,388	CMOS image sensor integrated together with memory device	5/12/2003	9/27/2005	11/9/2019
CMOS	Korean Patent	KR10-0464955	CMOS image sensor integrated with memory device	6/29/1998	12/24/2004	6/29/2018
CMOS	US Patent	6,627,929	Solid state ccd image sensor having a light shielding layer	6/13/2001	9/30/2003	10/13/2018
CMOS	Korean Patent	KR10-0263473	Solid state image device and fabrication method thereof	2/16/1998	5/17/2000	2/16/2018
CMOS	US Patent	6,300,157	Solid state image sensor and method for fabricating the same	10/13/1998	10/9/2001	10/13/2018
CMOS	US Patent	7,113,203	Method and system for single-chip camera	5/7/2002	9/26/2006	5/13/2022
CMOS	US Patent	6,706,550	Photodiode having a plurality of PN junctions and image sensor having the same	10/16/2002	3/16/2004	2/26/2019
CMOS	Japanese Patent	JP4139931	Pinned photodiode of image sensor, and its manufacture	6/28/1999	6/20/2008	6/28/2019
CMOS	Korean Patent	KR10-0275123	Pinned photodiode of image sensor and manufacturing method thereof	6/29/1998	9/19/2000	6/29/2018
CMOS	Taiwanese Patent	TWI133257	Photodiode having a plurality of PN junctions and image sensor having the same	6/30/1999	5/28/2001	6/29/2019
CMOS	US Patent	6,489,643	Photodiode having a plurality of PN junctions and image sensor having the same	6/28/1999	12/3/2002	6/28/2019
M-RED	US Patent	6,853,259	RING OSCILLATOR DYNAMIC ADJUSTMENTS FOR AUTO CALIBRATION	8/15/2001	2/8/2005	8/15/2021

M-RED	US Patent	7,068,557	RING OSCILLATOR DYNAMIC ADJUSTMENTS FOR AUTO CALIBRATION	1/25/2005	6/27/2006	8/15/2021
M-RED	US Patent	7,209,401	RING OSCILLATOR DYNAMIC ADJUSTMENTS FOR AUTO CALIBRATION	5/2/2006	4/24/2007	8/15/2021
M-RED	US Patent	6,221,682	METHOD AND APPARATUS FOR EVALUATING A KNOWN GOOD DIE USING BOTH WIRE BOND AND FLIP-CHIP INTERCONNECTS	5/28/1999	4/24/2001	5/28/2019
M-RED	US Patent	RE43,607	METHOD AND APPARATUS FOR EVALUATING A KNOWN GOOD DIE USING BOTH WIRE BOND AND FLIP-CHIP INTERCONNECTS	5/31/2007	8/28/2012	12/31/2019
M-RED	US Patent	6,177,843	OSCILLATOR CIRCUIT CONTROLLED BY PROGRAMMABLE LOGIC	5/26/1999	1/23/2001	5/26/2019
M-RED	US Patent	6,628,171	METHOD, ARCHITECTURE AND CIRCUIT FOR CONTROLLING AND/OR OPERATING AN OSCILLATOR	1/23/2001	9/30/2003	5/26/2019
M-RED	US Patent	6,831,690	ELECTRICAL SENSING APPARATUS AND METHOD UTILIZING AN ARRAY OF TRANSDUCER ELEMENTS	12/7/1999	12/14/2004	12/7/2019
M-RED	US Patent	7,511,754	ELECTRICAL SENSING APPARATUS AND METHOD UTILIZING AN ARRAY OF TRANSDUCER ELEMENTS	10/26/2004	3/31/2009	2/7/2022
M-RED	US Patent	6,498,399	LOW DIELECTRIC-CONSTANT DIELECTRIC FOR ETCHSTOP IN DUAL DAMASCENE BACKEND OF INTEGRATED CIRCUITS	9/8/1999	12/24/2002	9/8/2019
M-RED	US Patent	6,744,311	SWITCHING AMPLIFIER WITH VOLTAGE-MULTIPLYING OUTPUT STAGE	4/23/2002	6/1/2004	4/23/2022
M-RED	US Patent	6,646,465	Programmable Logic Device Including Bi-Directional Shift Register	2/7/2002	11/11/2003	2/7/2022

M-RED	US Patent	6,721,310	MULTIPORT NON-BLOCKING HIGH CAPACITY ATM AND PACKET SWITCH	11/2/2001	4/13/2004	11/2/2021
M-RED	US Patent	6,456,183	Inductor for Integrated Circuit	2/24/2000	9/24/2002	2/24/2020
M-RED	US Patent	6,838,970	Inductor for Integrated Circuit	7/26/2002	1/4/2005	9/30/2020
M-RED	US Patent	6,459,135	Monolithic Integrated Circuit Incorporating An Inductive Component And Process For Fabricating Such An Integrated Circuit	3/15/2000	10/1/2002	3/15/2020
M-RED	US Patent	6,388,322	Article comprising a mechanically compliant bump	1/17/2001	5/14/2002	1/17/2021
M-RED	US Patent	6,458,411	Method of making a mechanically compliant bump	10/5/2001	10/1/2002	1/17/2021
M-RED	US Patent	6,506,648	Method of fabricating a high power RF field effect transistor with reduced hot electron injection and resulting structure	9/2/1998	1/14/2003	6/27/2019
M-RED	US Patent	6,735,422	Calibrated DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/2/2000	5/11/2004	10/2/2020
M-RED	US Patent	6,674,998	System and method for detecting and correcting phase error between differential signals	12/21/2000	1/6/2004	10/2/2020
M-RED	US Patent	6,891,440	Quadrature oscillator with phase error correction	12/21/2000	1/6/2004	8/8/2022
M-RED	US Patent	6,763,228	Precision automatic gain control circuit	12/21/2001	7/13/2004	10/3/2021
M-RED	US Patent	6,748,200	Automatic gain control system and method for a ZIF architecture	4/4/2003	6/8/2004	10/2/2020
M-RED	US Patent	RE42,799	PACKET ACQUISITION AND CHANNEL TRACKING FOR A WIRELESS COMMUNICATION DEVICE CONFIGURED IN A ZERO INTERMEDIATE FREQUENCY ARCHITECTURE	6/27/2008	10/4/2011	1/22/2023
M-RED	US Patent	6,560,448	DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/2/2000	5/6/2003	8/29/2021

M-RED	US Patent	6,448,910	METHOD AND APPARATUS FOR CONVOLUTION ENCODING AND VITERBI DECODING OF DATA THAT UTILIZE A CONFIGURABLE PROCESSOR TO CONFIGURE A PLURALITY OF RE-CONFIGURABLE PROCESSING ELEMENTS	3/26/2001	9/10/2002	3/26/2021
M-RED	US Patent	7,127,588	Apparatus and method for an improved performance VLIW processor	12/5/2000	10/24/2006	3/17/2022
M-RED	US Patent	6,757,752	Micro Controller Development System	1/14/2002	6/29/2004	1/14/2022
M-RED	US Patent	6,509,646	Apparatus For Reducing An Electrical Noise Inside A Ball Grid Array Package	5/22/2000	1/21/2003	5/22/2020
M-RED	US Patent	6,365,970	Bond Pad Structure And Its Method Of Fabricating	12/10/1999	4/2/2002	12/10/2019
M-RED	US Patent	6,912,601	Method of programming PLDs using a wireless link	6/28/2000	6/28/2005	5/11/2022
M-RED	US Patent	6,496,054	Control signal generator for an overvoltage-tolerant interface circuit on a low voltage process	5/9/2001	12/17/2002	5/9/2021
M-RED	US Patent	6,194,279	Fabrication method for gate spacer	6/28/1999	2/27/2001	6/28/2019
M-RED	US Patent	6,281,554	Electrostatic discharge protection circuit	3/20/2000	8/28/2001	3/20/2020
M-RED	US Patent	6,657,263	MOS transistors having dual gates and self-aligned interconnect contact windows	6/28/2001	12/2/2003	3/24/2020
M-RED	US Patent	6,461,908	Method of manufacturing a semiconductor device	4/10/2001	10/8/2002	4/10/2021
M-RED	US Patent	6,737,995	Clock and data recovery with a feedback loop to adjust the slice level of an input sampling circuit	4/10/2002	5/18/2004	4/18/2022
M-RED	US Patent	6,747,522	Digitally controlled crystal oscillator with integrated coarse and fine control	5/3/2002	6/8/2004	5/17/2022
M-RED	US Patent	6,275,116	METHOD, CIRCUIT AND/OR ARCHITECTURE TO IMPROVE THE FREQUENCY RANGE OF A VOLTAGE CONTROLLED OSCILLATOR	6/8/1999	8/14/2001	6/8/2019
M-RED	US Patent	6,608,763	Stacking system and method	9/15/2000	8/19/2003	5/24/2021

M-RED	US Patent	6,404,043	Panel stacking of BGA devices to form three-dimensional modules	6/21/2000	6/11/2002	6/21/2020
M-RED	US Patent	6,472,735	Three-dimensional memory stacking using anisotropic epoxy interconnections	4/5/2001	10/29/2002	6/27/2020
M-RED	US Patent	6,544,815	Panel stacking of BGA devices to form three-dimensional modules	8/6/2001	4/8/2003	6/21/2020
M-RED	US Patent	6,566,746	Panel stacking of BGA devices to form three-dimensional modules	12/14/2001	5/20/2003	6/21/2020
M-RED	US Patent	6,878,571	Panel stacking of BGA devices to form three-dimensional modules	12/11/2002	4/12/2005	4/30/2021
M-RED	US Patent	6,627,984	Chip stack with differing chip package types	7/24/2001	9/30/2003	7/24/2021
M-RED	US Patent	6,908,792	Chip stack with differing chip package types	10/3/2002	6/21/2005	2/21/2022
M-RED	US Patent	6,205,524	MULTIMEDIA ARBITER AND METHOD USING FIXED ROUND-ROBIN SLOTS FOR REAL-TIME AGENTS AND A TIMED PRIORITY SLOT FOR NON-REAL-TIME AGENTS	9/16/1998	3/20/2001	9/16/2018
M-RED	US Patent	6,157,978	MULTIMEDIA ROUND-ROBIN ARBITRATION WITH PHANTOM SLOTS FOR SUPER-PRIORITY REAL-TIME AGENT	1/6/1999	12/5/2000	9/16/2018
M-RED	US Patent	6,117,750	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively	12/21/1998	9/12/2000	12/21/2018
M-RED	US Patent	6,429,098	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively, and multilayer products obtained	9/11/2000	8/6/2002	12/21/2018
M-RED	US Patent	6,134,176	DISABLING A DEFECTIVE ELEMENT IN AN INTEGRATED CIRCUIT DEVICE HAVING REDUNDANT ELEMENTS	11/24/1998	10/17/2000	11/24/2018
M-RED	US Patent	6,366,998	RECONFIGURABLE FUNCTIONAL UNITS FOR IMPLEMENTING A HYBRID VLIW-SIMD PROGRAMMING MODEL	10/14/1998	4/2/2002	10/14/2018

M-RED	US Patent	6,401,217	Method For Error Recognition In A Processor System	7/22/1998	6/4/2002	7/22/2018
M-RED	US Patent	6,169,028	Method for fabricating metal interconnected structure	1/26/1999	1/2/2001	1/26/2019
M-RED	US Patent	6,190,981	Method for fabricating metal oxide semiconductor	2/3/1999	2/20/2001	2/3/2019
M-RED	US Patent	6,130,823	Stackable ball grid array module and method	2/1/1999	10/10/2000	2/1/2019
M-RED	US Patent	6,208,004	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	8/19/1998	3/27/2001	8/19/2018
M-RED	US Patent	6,479,362	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	2/14/2001	11/12/2002	8/19/2018
M-RED	Korean Patent	KR10-0796825	Method of manufacturing a semiconductor device	4/3/2001	6/24/2009	4/3/2021
M-RED	British Patent	GB0930382	PROCESS FOR OBTAINING A LAYER OF SINGLE CRYSTAL GERMANIUM OR SILICON ON SINGLE CRYSTAL SILICON OR GERMANIUM SUBSTRATE RESPECTIVELY, AND MULTILAYER PRODUCTS THUS OBTAINED	12/9/1998	8/21/2002	12/9/2018
M-RED	Italian Patent	IT0930382	PROCESS FOR OBTAINING A LAYER OF SINGLE CRYSTAL GERMANIUM OR SILICON ON SINGLE CRYSTAL SILICON OR GERMANIUM SUBSTRATE RESPECTIVELY, AND MULTILAYER PRODUCTS THUS OBTAINED	12/9/1998	8/21/2002	12/9/2018
M-RED	Korean Patent	KR10-0633947	METHOD OF FABRICATING A HIGH POWER RF FIELD EFFECT TRANSISTOR WITH REDUCED HOT ELECTRON INJECTION AND RESULTING STRUCTURE	8/17/1999	10/4/2006	8/17/2019
M-RED	French Patent	FR2791470	Monolithic Integrated Circuit Comprising An Inductor And A Method Of Fabricating The Same	3/23/1999	6/1/2001	3/23/2019

M-RED	French Patent	FR2790328	Inductive Component, Integrated Transformer, In Particular For A Radio Frequency Circuit, And Associated Integrated Circuit With Such Inductive Component Or Integrated Transformer	2/26/1999	4/20/2001	2/26/2019
M-RED	Japanese Patent	JP4846167	Method of manufacturing a semiconductor device	4/3/2001	10/21/2011	4/3/2021
M-RED	Japanese Patent	JP5051939	ELECTRIC SENSOR DEVICE, METHOD FOR GENERATING ELECTRIC SIGNAL FROM ARRAY OF CONVERTER ELEMENT	12/5/2000	8/3/2012	12/5/2020

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

On July 28, 2017, CXT, entered into an agreement with IV 34/37 pursuant to which CTX paid IV 34/37 $25,000 and IV34/37 transferred to CXT all right, title and interest in a portfolio of the thirteen United States patents that constitute the CXT Portfolio. Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 34/37 as long as we generate revenue from the portfolio. The $25,000 payment to IV 34/37 represents the proceeds of a loan from United Wireless and was paid directly to IV34/37. The agreement with IV 34/37, as amended on January 26, 2018, provides that if, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference between  such cumulative amounts and the amount paid to IV 34/37 within ten days after the applicable date. The $25,000 advance is treated as an advance against distributions of net proceeds payable to IV 34/37. The useful lives of the patents, at the date of acquisition, was 5-6 years. Neither we nor any affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The patent portfolio which we acquired from IV 34/37 is the CXT portfolio.

On January 26, 2018, CXT entered into an agreement with IV 62/71 pursuant to which CXT advanced IV 62/71 $10,000 at closing and IV 62/71 assigned to CXT all right, title, and interest in a portfolio of sixteen United States patents and three pending applications. Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 62/71 as long as we generate net proceeds from the portfolio. The initial $10,000 advance is treated as an advance toward our future distributions of net proceeds payable to IV 62/71. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. We agreed to modify the monetization proceeds agreement between CXT and United Wireless to include the patents acquired from IV 62/71.

On January 26, 2018, PIS, entered into an agreement with IV 64 pursuant to which PIS advanced $10,000 to IV 64 at closing and IV 64 assigned to PIS all right, title, and interest in the CMOS Portfolio. Under the agreement, PIS will distribute to IV 64 70% of the first $1,500,000 of revenue, as defined in the agreement, 30% of the next $1,500,000 of revenue and 50% of revenue over $3,000,000; with the $10,000 advance being treated as an advance against first distributions of net proceeds payable to IV 64. PIS’ obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the portfolio.

On March 15, 2019, M-RED entered into an agreement with Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in the M-RED Portfolio. Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as we generate revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. The $75,000 advance is treated as an advance against distributions of net proceeds first payable to IV 113/108. The useful lives of the patents, at the date of acquisition, was approximately nine years. Neither we nor any affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio. The patent portfolio which we acquired from IV 113/108 is the M-RED portfolio which is described under “Business – Our Intellectual Property Portfolios.”

Agreements with United Wireless

Summary

As of December 31, 2018, United Wireless has transferred the note and assigned all of its remaining rights under the agreements to Intelligent Partners. As a result, Intelligent Partners holds the rights under the notes and the agreements we signed with United Wireless.

On October 22, 2015, we entered into a series of agreements with United Wireless:

Pursuant to a securities purchase agreement between us and five of our subsidiaries (Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., and IC Kinetics Inc.), at the closing, United Wireless agreed to lend us a total of $4,250,000. As of December 31, 2018, United Wireless had lent us $3,900,000, of which $3,000,000 was used to purchase the intellectual property from Intellectual Ventures in three annual installments of $1,000,000, with the final installment in November 2017, $25,000 was used to purchase intellectual property from IV 34/37 and the balance of $875,000 was used for working capital, including expenses relating to the agreements with United Wireless. Pursuant to the loan agreement, we issued to United Wireless our 10% promissory notes. The terms of the notes are described under “Promissory Notes.”

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

All of the notes to be issued to United Wireless, whether in respect of the purchase of the patent rights from Intellectual Ventures or for working capital, will have the same terms and conditions, including default provisions and conversion rights. In the event that certain events of default, which are called Conversion Eligible Events of Default, shall have occurred and are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United Wireless shall have the obligation to make the payment, and immediately upon the United Wireless’ payment to Intellectual Ventures, we shall be deemed to have assigned, transferred and conveyed to United Wireless and/or its nominee full, absolute and unconditional title to and ownership of the stock of three subsidiaries that hold the patents acquired from Intellectual Ventures, and our obligations on the notes including the conversion rights, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Venture, terminate, and United Wireless will have no further obligation to make working capital loans to us. On November 15, 2017, when the last payment was made to Intellectual Venture, no Conversion Eligible Event of Default had occurred. As of the December 31, 2018, of the $4,790,590 note that is outstanding, $3,000,000 relates to the purchase of the patents from Intellectual Ventures, $25,000 relates to the purchase of intellectual property from IV 34/37, $875,000 relates to working capital, including expenses relating to the agreement with United Wireless, approximately $395,000 relates to interest accrued through, and added to principal on September 30, 2017 and 2018 in accordance with the terms of the note and $117,780 relates to interest accrued through December 31, 2018.

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

We agreed with United Wireless that, as long as United Wireless’ stockholdings exceed 10%, United Wireless has the right to designate one member of the board of directors and at such time and for as long as United Wireless’ stockholdings exceed 24.9%, United Wireless may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United Wireless agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. We agreed that the size of the board would not exceed five during the two years following the closing date.

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

Research and Development

Research and development expense are incurred by us in connection with the evaluation of patents. We did not incur research and development expenses during 2018 or 2017.

Employees

As of April 16, 2019, we have no employees other than our two officers, only one of whom, Mr. Jon Scahill, our chief executive officer and president, is full time. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through 2018, we generated a cumulative loss of more than $18,660,000 on cumulative revenues of less than $13,000,000 and our losses are continuing. Our total assets were approximately $2,215,000 at December 31, 2018, of which approximately $2,046,000 represented the book value of patents we acquired from Intellectual Ventures and its affiliates. At December 31, 2018, we had a working capital deficiency of approximately $5,665,000, and our continuing losses are generating an increase in our negative working capital. We cannot give assurance that we can or will ever operate profitably.

Our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2018. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2018.

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

Unless we generate significant revenue from our intellectual properties, we may be unable to pay the notes we incurred in connection with our recent intellectual property purchase. Through December 31, 2018, we owed approximately $4,791,000 to Intelligent Partners as holder of the notes representing loans and accrued interest, including capitalized interest. The notes are due September 30, 2020. Unless we generate revenue either from our existing intellectual property portfolio, including the patent rights we acquired from the Intellectual Ventures Entities, or from any new intellectual property portfolios which we may acquire in the future, we do not expect to have the funds necessary to pay principal and interest on the notes. If we are not able to make payment when due, we may not be able to continue in business and it may be necessary for us to seek protection under the Bankruptcy Act. We cannot assure you that we will be able to generate the revenue necessary to pay Intelligent Partners.

If we breach certain obligations under our agreement with United Wireless, including our failure to pay the notes when due or have sufficient authorized common stock for potential conversion of our notes due to Intelligent Partners, as transferee of United Wireless, the notes may become convertible. Under our agreement with United Wireless, in the event that certain events of default, which are called Conversion Eligible Events of Default, occur, any outstanding notes become convertible into common stock at a conversion price equal to 90% of the closing sale price of our common stock on the trading day immediately preceding the date the Intelligent Partners, as transferee of United Wireless, gives notice of conversion. Conversion Eligible Events of Default include, among other events,

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

If we are not successful in patent litigation, the defendants may seek to have the court award attorneys’ fees to them against us which could result in the bankruptcy of the plaintiff subsidiary and a default under our agreement with United Wireless. The United States patent laws provide that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Although the patents are owned by our subsidiaries and any judgment would be awarded against the subsidiaries, the subsidiaries have no assets other than the patent rights. Our funding sources for our patent litigation do not provide for the funding source to pay any judgment against us. Thus, if any defendants obtain a judgment against one of our subsidiaries, they may seek to enforce their judgment against the patents owned by the subsidiary or seek to put the subsidiary into bankruptcy and acquire the patents in the bankruptcy proceeding. As a result, it is possible that an adverse verdict in a petition for legal fees could result in the loss of the patents owned by the subsidiary and a default under our note held by Intelligent Partners as transferee of United Wireless.

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

Because of the terms of a funding agreement and our agreement with United Wireless, we allocate to third parties a significant portion of any recovery we may obtain. Typically, an agreement with a litigation funding source provides that the funding party received a negotiated percentage of the recovery after legal expenses. In addition, we have a monetization proceeds agreement with United Wireless pursuant to which United Wireless has the right to receive 15% of the net monetization proceeds received from the patents we acquired from Intellectual Ventures and our mobile data and financial data intellectual property portfolios, and 7.5% of the net proceeds received from the CXT portfolio. As a result, the amount we recover from any successful litigation, after the costs of the litigation, represents only a fraction of the net recovery.

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

Risks Concerning our Common Stock

Our notes held by Intelligent Partners, as transferee of United Wireless, will become convertible at a conversion price equal to 90% of the market price of the stock on the date the holder of the notes gives notice of conversion in the event of certain defaults under the notes. Although the notes that we issued held by Intelligent Partners, as transferee of United Wireless, are not presently convertible, they become convertible upon certain events of default. If the notes become convertible, the holders of the notes can convert the notes in part from time to time at 90% of the market price at the time of conversion. The ability, or the potential ability, of the holder to convert the notes into common stock at a price which is less than the market price on the date of conversion could result in significant downward pressure on the price of our common stock. If the notes become convertible, the possible additional dilution resulting from the issuance of shares of common stock on conversion of the notes, together with the below market conversion price, could result in continued downward pressure on our stock price until the notes are paid in full. Further, even though we increased our authorized common stock to 10,000,000,000 shares in June 2017, the possibility that the notes may become convertible in the future could also have a negative impact on the market price of our common stock.

If the notes issued held by Intelligent Partners, as transferee of United Wireless, become convertible, we may not have sufficient authorized common stock to enable us to fulfill our obligation to issue common stock on conversion of the notes. Because there is no fixed conversion price, it is possible that, even though we increased our authorized common stock to 10,000,000,000 shares in June 2017, we cannot assure you that we will continue to have sufficient shares of authorized common stock to permit conversion. Although we have an obligation to increase our authorized common stock further in the event that 10,000,000,000 authorized shares are not sufficient, we cannot assure you that we will be able to obtain stockholder approval of such an increase. The failure to be able to deliver common stock on conversion would be a further default under the notes and could result in our obligation to pay damages to the note holders.

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

ITEM 3. LEGAL PROCEEDINGS

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017, the court granted the remaining defendants’ motion for summary judgment of non-infringement. Following the court’s decision granting the defendant’s motion for summary judgment, those defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” On June 29, 2017, the defendants’ motion for attorney fees was denied, without prejudice and with leave to renew their motion thirty days from the decision of the appellate court on our appeal of the district court’s decision granting the defendant’s motion for summary judgment. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018 Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporations petition for rehearing. On August 8, 2018, the defendants’ renewed their motion for an award of attorneys’ fees under Section 285 of the Patent Act. On March 27, 2019 the defendants’ motion for attorney fees in the Mobile Data litigation was denied.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTC Pink market under the symbol QPRC. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders of Record

As of April 16, 2019, we had 463 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2018.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
As of December 31, 2018
Equity compensation plans approved by security holders	-	$-	-
Equity compensation plans not approved by security holders (1)	-	$-	80,000,000
Total	-	$-	80,000,000

A summary of the status of our equity grants and changes is set forth below:

(1)	On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan pursuant to which we can issue up to 150,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. At December 31, 2018, 80,000,000 shares are available under the plan.

No warrants or options were granted or exercised in 2018.

Recent sales of unregistered securities.

On April 6, 2018, April 30, 2018 and June 30, 2018, pursuant to our agreements with United Wireless, we issued to United Wireless our 10% promissory notes due September 30, 2020 in the principal amounts of $25,000 April 6, 2018, $100,000 on April 30, 2018 and $125,000 on June 30, 2018. Although the notes are not presently convertible, they may become convertible under certain conditions. These notes are described under Item 1. Business – Agreements with United Wireless.

Except for the issuance of the notes to United Wireless, we did not sell any unregistered securities during 2018.

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

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage eleven intellectual property portfolios, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation.

We seek to generate revenue from three sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.
●	Management fees, which we receive for managing structured licensing programs, including litigation, related to our intellectual property rights, although we do not have any agreements that provide us with management fees, and we cannot assure you that we will generate management fee revenue in the future.
●	Licensed packaging sales, which relate to the sale of licensed products.

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

Fees generated in connection with the management of litigation are paid to us by a third-party funding source in support of the litigation seeking to enforce our intellectual property rights. Our agreement with the funding source provides that the funding source pays the litigation costs and provides that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. As a result, in connection with litigation funded by the third party, we would, if the litigation is successful, receive fees both for managing the litigation and from a license of the intellectual property, which will be net of that portion of the recovery payable to the funding source. However, in negotiating with funding sources for future monetization programs, we may not receive any fees for managing litigation, and, in connection with the agreements that we entered into in 2016 with a funding source for two of our intellectual property portfolios, we do not receive any such fees. We received management fees from one funding source during 2017 and no longer receive management fees from the funding source. We cannot assure you that, in the future, we will receive any management fees from any future funding source.

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

In March 2014, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Mobile Data. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party. In April and June 2014, as part of a structured licensing program for the Mobile Data portfolio, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. As of December 31, 2018, the third party funding source has advanced approximately $3,000,000 in litigation fees, costs and expenses. Under the terms of the funding agreement, the third party funder is entitled to a priority return of funds advanced from any proceeds recovered. In 2017 we received management fees and management support services expenses relating to this agreement. We no longer receive management fees under the funding agreement.

In December 2018, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to support our structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and we have no other obligation to the third party. As of December 31, 2018, the third party funding source advanced $150,000 for costs and expenses, and has no further obligation to provide additional funds. Under the terms of the funding agreement, the third party funder is entitled to a priority return of funds advanced from net proceeds recovered.

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

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted certain defendants’ motion for summary judgment of non-infringement, and Quest Licensing Corporation has appealed the summary judgment. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice and with leave to renew their motion thirty days from the decision of the appellate court on our appeal of the district court’s decision granting the defendant’s motion for summary judgment. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018 Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporations petition for rehearing. On August 8, 2018, the defendants’ renewed their motion for an award of attorneys’ fees under Section 285 of the Patent Act. On March 27, 2019 the defendants’ motion for attorney fees in the Mobile Data litigation was denied.

Acquisition of Patents; Agreements with United Wireless

As of December 31, 2018, United Wireless had transferred the note and assigned all of its remaining rights under the agreements to Intelligent Partners. As a result, Intelligent Partners holds the rights under the notes and the agreements we signed with United Wireless.

On October 22, 2015, we acquired three patent portfolios from Intellectual Ventures, which we assigned to three newly-formed subsidiaries. We paid the purchase price of $3,000,000 with the proceeds of three loans from United Wireless, each in the amount of $1,000,000, with the third and final payment being made on November 15, 2017. Pursuant to our agreements with United Wireless:

●	We sold to United Wireless 50,000,000 shares of common stock for $250,000.
●	We borrowed a total of $3,900,000 from United Wireless through December 31, 2018, for which we issued our 10% promissory notes due September 30, 2020. Of this amount, $3,000,000 was paid directly to Intellectual Ventures as the purchase price of the patents we purchased from Intellectual Ventures, $25,000 was paid to IV 34/37 at the initial payment for the purchase of intellectual property and $875,000 was paid to us for working capital, including costs of the financing. As of December 31, 2018 we owe Intelligent Partners, as transferee of the United Wireless, $4,790,590 which represents the notes issues and interest accrued through, and added to principal on September 30, 2016, 2017 and 2018 in accordance with the terms of the note and $117,780 relates to interest accrued through December 31, 2018.
●	We granted United Wireless an option to purchase a total of 50,000,000 shares of common stock.
●	We entered into a monetization proceeds agreement pursuant to which we gave United Wireless a 15% interest in the net monetization proceeds, as defined in the agreement, generated from both the patents acquired from Intellectual Ventures and our financial data and mobile data portfolios, which continues as long as we receive revenue, whether from litigation or otherwise, from these patents.

●	We granted United Wireless a security interest in the proceeds of the patents acquired from Intellectual Ventures, IV 34/37 and our financial data and mobile data portfolios and a pledge of the stock of the three subsidiaries that own the patents we acquired from Intellectual Ventures.
●	In the event that certain events of default, which are called Conversion Eligible Events of Default, have occurred, the outstanding notes become convertible at a conversion price equal to 90% of the closing sale price of our common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion.

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

As long as United Wireless’, or its principals’ stockholdings exceed 10%, United Wireless has the right to designate one member of the board of directors and at such time and for as long as United Wireless’ stockholdings exceed 24.9%, United Wireless may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United Wireless agreed not to seek to elect a majority of the board for a period of at least three years from the initial closing date. We agreed that the size of the board would not exceed five for the two years following the closing. The 50,000,000 shares of common stock purchased by United Wireless at the closing have been transferred to Andrew C. Fitton (35,000,000 shares) and Michael R. Carper (15,000,000 shares).

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

At present, we are pursuing litigation with respect to our mobile data portfolio, anchor structure portfolio, power management/bus control portfolio, CXT portfolio and CMOS portfolio. We cannot estimate when or whether we will receive any revenue from these litigations, or whether, in the event we do not prevail, the defendant will not obtain an award of legal fees against our plaintiff subsidiary which could result in the bankruptcy of the subsidiary and a default under our agreement with United Wireless. The actions are described in Item 1. Business.

If we are unable to monetize our patents, we cannot assure you that we will be able to pay the notes held by Intelligent Partners, as transferee of United Wireless, which could result in our inability to continue in business and could result in our bankruptcy.

Results of Operations

Years Ended December 31, 2018 and 2017

The following table shows the revenue and cost of revenue from our three categories of revenue for the years ended December 31, 2018 and 2017:

	Year ended December 31,
	2018		2017
Revenues:
Licensed packaging sales	$20,004	0.3%	$14,201	1.2%
Patent licensing fees	7,049,000	99.7%	1,196,250	97.1%
Management fees	-	-%	21,196	1.7%
Total	7,069,004	100.0%	1,231,647	100.0%

Cost of revenues:
Cost of sales	3,689	0.06%	2,435	0.3%
Litigation and licensing expenses	6,071,608	99.83%	807,614	96.4%
Management support services	6,774	0.11%	27,908	3.3%
Total	6,082,071	100.0%	837,957	100.0%

Revenues for the year ended December 31, 2018 were $7,069,004, as compared with $1,231,647in 2017, an increase of $5,987,357, or approximately 489%. The increase in 2018 principally reflects an increase in patent licensing fees of $5,852,750. Our licensing fees reflect the settlement of litigation for infringement of our patent rights. These fees are one-time fees, with the result that there is no continuity of revenues from period to period, and any revenue we generate in future period will be solely dependent upon the results of pending and future litigation. We cannot assure you that we will generate any revenue from patent licensing fees in the future. The patent licensing fees of $7,049,000 in 2018 resulted from the settlements of Power Management/Bus Control Portfolio litigation. The licensing fees for 2017 resulted from the settlement of actions relating to the Anchor Structure Portfolio. We no longer receive management fees and do not have agreements to receive management fees in connection with any of our intellectual property portfolios. We cannot assure you that we will generate any significant management fees in the future. In addition, licensed sales increased approximately $6,000.

Cost of revenues was approximately $6,082,000 for 2018 as compared with approximately $838,000 for 2017. Our cost of revenue includes expenses which we incurred in connection with our pending litigations and fees we pay to litigation funding sources, legal counsel and pursuant to monetization proceeds agreements in connection with license fees. Cost of revenues for 2018 includes approximately $6,072,000 of litigation and licensing fees paid to litigation funding sources and legal counsel in connection with the Power Management/Bus Control licenses, approximately $7,000 for management support services in connection with management of the Mobile Data Portfolio litigation, and approximately $4,000 relating to TurtlePakTM. Cost of revenues for 2017 includes approximately $808,000 of litigation and licensing fees paid in connection with the Anchor Structure licenses, approximately $28,000 for management support services in connection with management of the Mobile Data Portfolio litigation, and approximately $2,000 relating to TurtlePakTM.

Selling, general, and administrative expenses for the 2018 increased by approximately $18,000, or 2%, from approximately $939,000 in 2017 to approximately $958,000 in 2018. Our principal selling, general and administrative expense for 2018 and 2017 was amortization expense of approximately $438,000 and approximately $331,000 for 2018 and 2017, respectively, related to amortization of the patent assets acquired from Intellectual Ventures in October 2015, IV 34/37 in July 2017, and IV 62/71 and IV 64 in January 2018. Selling, general and administrative expenses also reflect executive compensation, which was approximately $300,000 for 2018 and approximately $366,000 for 2017. Executive and director compensation in 2017 included $77,000 of stock-based compensation. We did not incur stock-based compensation in 2018. Selling, general and administrative expenses in 2017 also reflect an approximately $11,000 gain, resulting from the settlement of an account payable for less than the amount previously accrued.

Other expense consists primarily of interest expense of approximately $651,000 in 2018 as compared with approximately $566,000 in 2017. In 2018, we recognized a $450,000 loss on derivative liability as compared with a gain on derivative liability of $50,000 in 2017. Because it is possible that we will not have sufficient authorized shares of common stock to satisfy our obligations in the event that the notes to United Wireless become convertible, we have classified the options issued to United Wireless and other options and warrants that were then outstanding as derivative liabilities. See Note 4 of Notes to Consolidated Financial Statements.

As a result of the foregoing we had a net loss of approximately $2,110,000, or $0.01 per share (basic and diluted) for 2018 compared to net loss of approximately $1,168,000, or $0.00 per share (basic and diluted), for 2017.

Liquidity and Capital Resources

At December 31, 2018, we had current assets of approximately $169,000, current liabilities of approximately $5,834,000. Our current liabilities include approximately $100,000 payable to Intellectual Ventures, approximately $4,293,000 payable to Intelligent Partners, as the transferee of the notes initially issued to United Wireless, and loans payable of $163,000 and accrued interest of approximately $282,000 due to former directors and minority stockholders. As of December 31, 2018, we have an accumulated deficit of approximately $18,660,000 and a negative working capital of approximately $5,665,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC. Because our agreements with our litigation funding sources do not require us to make any payments relating to the litigation, we do not incur expenses with respect to litigation covered by the funding sources.

For 2018, we used cash of $378,635 in our operations, reflecting our loss of $2,111,860, which was offset principally by depreciation and amortization of our intellectual property rights of $437,720, interest accrued and not paid of $443,782, amortization of debt discount on the loan from United Wireless of $207,306, a decrease in accounts receivable of $2,846 and an increase in account payable of $191,392, and decreased by the $450,000 loss on derivative liability. For 2017, we used cash of $167,778 in our operations, reflecting our loss of $1,167,331, which was offset principally by depreciation and amortization of our intellectual property rights of $331,276, interest accrued and not paid of $282,695, amortization of debt discount on the loan from United Wireless of $206,801, share-based compensation of $77,000, a loss on monetization agreement of $59,811, a decrease in accounts receivable of $52,148 and an increase in account payable of $39,855, and increased by the $50,000 gain on derivative liability.

Cash flow from financing activities in both 2018 and 2017 related to loans from United Wireless of $250,000 in 2018 and $125,000 in 2017. Cash flows from financing activities in 2018 also include proceeds of $150,000 from the sale to a third party litigation funder of future revenues from our litigation funded by the third party. Under the agreement, the third party receives an interest in the net proceeds, as defined in the agreement, from such litigation, and we have no other obligation to the third party.

In 2018, we had no non-cash investing and financing. In 2017, non-cash investing and financing activities consisted of an account payable of $772,478, representing a $1,000,000 payment due to Intellectual Ventures, net of imputed interest of $202,522, and $1,025,000 representing loans from United Wireless with respect to which the payments were made directly to Intellectual Ventures ($1,000,000) and IV 34/37 ($25,000).

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

Historically, our only source of financing was loans from officers and directors. In October 2015, we entered into an agreement with United Wireless, pursuant to which, as of December 31, 2018 we had borrowed $3,900,000 from United Wireless and United Wireless has no further obligation to provide us with additional loans, as described under “Item 1. Business – Agreements with United Wireless.”

We have agreements with funding sources which are providing litigation financing in connection with our pending litigations relating to our mobile data, anchor structure, power management/bus control, CMOS and M-RED portfolios. We cannot predict the success of any pending or future litigation. Our obligations to Intelligent Partners, as transferee of our obligations to United Wireless, are not contingent upon the success of any litigation. If we fail to generate a sufficient recovery in these actions (net of any portion of any recovery payable to the funding source or our legal counsel) in a timely manner to enable us to pay Intelligent Partners on the present loans, we would be in default under our agreements with United Wireless. The agreements with the funding sources provide we have no obligation to the funding source with respect to legal expenses in connection with litigation covered by the funding sources until and unless there is a recovery, in consideration of which the funding sources will participate in any recovery which is generated. To the extent that litigation counsel provides services on a contingent fee or partial contingent fee basis, counsel may also participate in the recovery. Our agreements with United Wireless provide that United Wireless also participates in any recovery. To the extent that the funding source, counsel or United Wireless participate in any recovery, the amount allocated to us is reduced. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets.

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases have been consolidated for trial. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017, the court granted the remaining defendants’ motion for summary judgment of non-infringement, which we have appealed. Following the court’s decision granting the defendant’s motion for summary judgment, those defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” On June 29, 2017, the defendants’ motion for attorney fees was denied, without prejudice. Defendants may renew their motion thirty days from the decision of the appellate court on Quest Licensing Corporation’s appeal. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018 Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporations petition for rehearing. On August 8, 2018, the defendants’ renewed their motion for an award of attorneys’ fees under Section 285 of the Patent Act. On March 27, 2019 the defendants’ motion for attorney fees in the Mobile Data litigation was denied.

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

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers as of January 1, 2018 using the modified retrospective transition method. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account in ASC 606. In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).
●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration
●	Constraining estimates of variable consideration
●	The existence of a significant financing component in the contract
●	Noncash consideration
●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

In general, the Company is required to make certain judgments and estimates in connection with the accounting for revenue contracts with customers. Such areas may include identifying performance obligations in the contract, estimating the timing of satisfaction of performance obligations, determining whether a promise of consideration, whether a license to intellectual property or an entitlement to payment of a percentage of net proceeds, is distinct from other promised goods or services, evaluating whether consideration transfers to a customer at a point in time or over time, allocating the transaction price to separate performance obligations, determining whether contracts contain a significant financing component, and estimating revenues recognized at a point in time for licensed sales.

Patent Licensing Fees

Revenue is recognized upon transfer of control of promised bundled intellectual property rights and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange for those intellectual property rights. Revenue contracts that provide promises to grant “the right” to use intellectual property rights as they exist at the point in time at which the intellectual property rights are granted, are accounted for as performance obligations satisfied at a point in time and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company’s operating subsidiaries.  intellectual property rights granted included the following, as applicable: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual intellectual property rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised intellectual property rights are inputs and (ii) the Company’s promise to transfer each individual intellectual property right described above to the customer is not separately identifiable from other promises to transfer intellectual property rights in the contract.

Since the promised intellectual property rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company’s subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services.  The contracts provide for the grant (i.e. transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30-90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. We do not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

Licensed Sales

The balance of our revenue, from licensed sales, is not significant but includes sales-based revenue contracts pursuant to purchase orders. There is only one distinct performance obligation in each purchase order, transfer of the promised good to the customer, and the customer can benefit from the good together with other resources readily available to the customer. For licensed sales, the transaction price is allocated to the performance obligation on a relative standalone selling price basis per the purchase order, and the Company includes in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are generally based on historical levels of activity, if available. Notwithstanding, revenue is recognized for a licensed sale when the performance obligation has been satisfied – transfer of the good to the customer. The purchase order generally provides for payment of contractual amounts within 30 days of transfer of the goods to the customer, therefore there is no significant financing component or consideration payable to the customer in these transactions.

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

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. We recorded an allowance for doubtful accounts of $0 as of December 31, 2018 and December 31, 2017, respectively.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment was recorded for the either the year ended December 31, 2018 or of the year ended December 31, 2017.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of approximately $1,039,000 and $101,500 for the years ended December 31, 2018 and 2017, respectively.

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

Going Concern

We have an accumulated deficit of approximately $18,660,000 and negative working capital of approximately $5,665,000 as of December 31, 2018. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, the possible effect of a judgement against one or more of our subsidiaries for legal fees; our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain, and our use of the funds from funding sources relating to the monetization of our intellectual property may not be available for working capital purposes. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2018, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2018, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2018, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2018.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2018, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jon C. Scahill	42	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	51	Chief technology officer and director
Dr. William Ryall Carroll	43	Director

Prior to January 2016, our directors were elected to serve for a term of one year until our next annual meeting of the stockholders or unless he resigns earlier. On January 22, 2016, following approval by the stockholders, we amended and restated our certificate of incorporation. Our amended and restated certificate of incorporation provides for a classified board of directors. Our classified board of directors has three classes of directors – Class I directors, Class II directors and Class III directors. The Class I director has a term of which expires in 2020, the Class II director has a term which expired in 2018, and the Class III director has a term which expires in 2019. Directors are elected for a term of three years. Since we did not have an annual meeting of stockholders in 2018, the Class II director continues in office until the next meeting of stockholders.

Jon C. Scahill, a Class I director, has been president and chief executive officer since January 2014 and a director since 2007. He was appointed secretary in April 2014. He also served as president and chief operating officer from May 2007 to December 2013. From December 2006 to May 2007, Mr. Scahill was founder and managing director of the Urban-Rigney Group, LLC, a private consultancy specializing in new business/new venture development, operations optimization, and strategic analysis. Prior to launching his consultancy business, Mr. Scahill held numerous positions in sales and marketing, technical management, and product development in the consumer products/flexible packaging arena. Mr. Scahill holds a B.S. in chemical engineering from the University of Rochester, an MBA in finance, strategy and operations from Rochester’s Simon Graduate School of Business and a JD from Pace Law School. Mr. Scahill is admitted to practice in New York, Florida and the District of Columbia, and he is a registered patent attorney admitted to practice before the United States Patent and Trademark Office.

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

Dr. William Ryall Carroll, a Class III director, has been a director since October 2014. Dr. Carroll has been associate professor and chairman of the marketing department at St. John’s University College of Business since July 2014. From September 2008 until June 2014, Dr. Carroll was an assistant professor in the marketing department of St. John’s University College of Business. Dr. Carroll is founder, chief executive officer and owner of Raiserve Inc., a web-based platform for monetizing non-profit programmatic work in the area of service formed in October 2014. Dr. Carroll’s research focuses on consumer behavior and behavioral decision theory. Dr. Carroll’s work has been published in top academic journals including the Journal of Advertising, Marketing Letters, as well in books such as Psycholinguistic Phenomena in Marketing Communications. In addition to his research Dr. Carroll has taught Marketing at the executive, graduate and undergraduate level across in the United States, Europe and Asia. Prior to pursuing his academic career, Dr. Carroll held various marketing positions at NOP Worldwide Marketing Research Company and Ralston Purina Company. Dr. Carroll earned his BA in Economics from the University of Rochester, his MS in Marketing Research from the University of Texas in Arlington, and his PhD from City University of New York – Baruch College.

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2018 and 2017, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Jon Scahill,	2018	$300,000	-	-	-	-	-	-	$300,000
CEO and President	2017	300,000	-	66,0001	-	-	-	-	366,000

[1]	Represents the value of 60,000,000 shares granted to Mr. Scahill in 2017.

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

The 2017 plan provides for the grant of non-qualified options, stock grants and other equity-based incentives to employees, including officers, directors and consultants.

In November 2017, the board of directors granted 60,000,000 shares to Jon C. Scahill and 5,000,000 shares to each of Timothy J. Scahill and Dr. William Ryall Carroll. All shares were fully vested on issuance.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards granted to and held by the officers as of December 31, 2018.

Directors’ Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board has, and may in the future, award stock grants or options to purchase shares of common stock to our directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his services as a director for 2018.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Timothy J. Scahill	$-	$-	$-
Dr. William Ryall Carroll	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of April 16, 2019, by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of April 16, 2019.

Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jon C. Scahill	91,000,000	23.8%
Andrew C. Fitton(2) 515 Congress Avenue, Suite 1850 Austin, TX 78701	85,200,000	22.2%
Intelligent Partners, LLC (3) 515 Congress Avenue, Suite 1850 Austin, TX 78701	50,000,000	13.1%
Michael R. Carper (4) 515 Congress Avenue, Suite 1850 Austin, TX 78701	65,000,000	17.0%
Tomas Arce 3463 State Street Suite 327 Santa Barbara, CA 93105	25,700,000	6.7%
Dr. William Ryall Carroll	5,484,633	1.4%
Timothy J. Scahill	5,105,000	1.3%
All officers and directors as a group (three individuals)	101,589,633	26.5%

(1)	The address of Mr. Jon C. Scahill, Dr. Carroll and Mr. Timothy J. Scahill is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.

(2)	Represents (a) 35,000,000 shares owned by Mr. Fitton, (b) 200,000 owned by Tele Tech Investments Limited, with respect to which Mr. Fitton has sole power to vote and dispose of the shares, and (c) 50,000,000 shares issuable upon exercise of an option held by Intelligent Partners.

(3)	Represents 50,000,000 shares of common stock issuable upon exercise of options held by Intelligent Partners. Andrew C. Fitton and Michael R. Carper, as the members of Intelligent Partners, have the right to vote and dispose of the shares owned by Intelligent Partners. The option, which was granted to United Wireless pursuant to the securities purchase agreement with United Wireless, was transferred by United Wireless to Intelligent Partners, which is an affiliate of United Wireless.

(4)	Represents (a) 15,000,000 shares owned by Mr. Carper and (b) 50,000,000 shares issuable upon exercise of an option held by Intelligent Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As a result of the sale to United Wireless of 50,000,000 shares of common stock, representing 13.0% of our common stock and its right to name a director, United Wireless is a related party as of December 31, 2018. United Wireless had no relationship with us prior to the closing of the securities purchase agreement and related agreements in October 2015. United Wireless transferred its shares to its principals, Andrew C. Fitton and Michael R. Carper, it transferred its option, the notes and its remaining rights under the agreements to Intelligent Partners LLC, of which Mr. Fitton and Mr. Carper are the members. See “Item 1. Business – Agreements with United Wireless” for information concerning our agreements with United Wireless and obligations to Intelligent Partners as transferee of the notes and assignee of the rights and obligations under the agreements with United Wireless.

Managed Services Team LLC, an entity for which Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We are obligated to pay for these services at usual and customary rates. In 2018, the cost of these services was approximately $794.

Director Independence

Dr. Carroll is an “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Malone Bailey, LLP, for each of our last two fiscal years for the categories of services indicated.

	Fiscal Year Ended December 31
	2018	2017

Audit fees	$28,000	$28,000
Audit – related fees	0	0
Tax fees	0	0
All other fees	1,500	3,000

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

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(5)
3.2	Bylaws of the Company. (3)
10.1	Restated Employment Agreement dated as of November 30, 2014 between the issuer and between the Company and Jon C. Scahill. (1)
10.2	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.3	License Agreement dated March 26, 2008 between the Company and Emerging Technologies Trust. (1)
10.4	Licensing Services Agreement dated July 10, 2008 between the Company and Balthaser Online, Inc. (1)
10.5	Patent Purchase Agreement dated December 21, 2009 between Company and Intertech Holdings, LLC. (1)
10.6	Consulting Agreement dated August 11, 2010 between the Company and Alex W. Hart.(1)
10.7	Agreement dated February 8, 2011 between the Company and Sol Li. (1)
10.8	Agreement dated June 26, 2013 between the Company and The Betting Service Ltd. and Neil Riches.(1)
10.9	Funding Agreement dated March 13, 2014 between the Company and Longford Capital Fund I, LP, (subject to order granting confidential treatment (1))#
10.10	Agreement dated April 1, 2014 between the Company and Allied Standard Limited. (1)
10.11	Form of warrant issued to former officers and directors.(1)
10.12	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.13	Indemnification agreement, dated December 8, 2014 between the Company and Jon C. Scahill. (4)
10.14	Indemnification agreement, dated December 8, 2014 between the Company and Timothy J. Scahill. (4)
10.15	Indemnification agreement, dated December 8, 2014 between the Company and Dr. William Ryall Carroll. (4)
10.16	Securities Purchase Agreement, dated as of October 22, 2015 among the Company, Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc. and United Wireless Holdings, Inc.(2)
10.17	Promissory note due September 30, 2020 issued by the Company in the principal amount of $1,250,000.(2)
10.18	Monetization Proceeds Agreement, dated as of October 22, 2015 among the Company, Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc. and United Wireless Holdings, Inc.(2)
10.19	Patent Proceeds Security Agreement, dated as of October 22, 2015 among the Company, Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc. and United Wireless Holdings, Inc.(2)
10.20	Pledge and Security Agreement, dated as of October 22, 2015 between the Company and United Wireless Holdings, Inc.(2)
10.21	Registration Rights Agreement, dated as of October 22, 2016 between the Company and United Wireless Holdings, Inc.(2)
10.22	Patent Sale Agreement, effective July 8, 2015 between Intellectual Ventures Assets 16 LLC and the Company.(2)
10.23	Monetization Proceeds Agreement, dated as of July 31, 2017 among CXT Systems, Inc. and United Wireless Holdings, Inc.(6)
10.24	2017 Equity Incentive Plan(6)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.
(2)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on October 28, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 10-K, for the year ended December 31, 2013, which was filed with the SEC on April 10, 2015.
(4)	Filed as exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1, which was filed with the SEC on February 3, 2016, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 26, 2016 and incorporated herein by reference.
(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2017, which was filed by the Company on April 2, 2018.

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

Date: April 16, 2019

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, chief executive officer, acting chief financial officer and president	April 16, 2019
Jon C. Scahill	(principal executive, financial and accounting officer)

/s/ Timothy J. Scahill	Director	April 16, 2019
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	April 16, 2019
Dr. William Ryall Carroll

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the entity’s internal control over financial reporting. Accordingly, we express no such opinion.

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

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company’s auditor since 2013.

Houston, Texas

April 16, 2019

Quest Patent Research Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2018	2017
ASSETS
Current assets
Cash and cash equivalents	$166,911	$165,546
Accounts receivable	-	2,846
Other current assets	2,343	2,522
Total current assets	169,254	170,914

Patents, net of accumulated amortization of $1,088,280 and $650,560, respectively	2,045,618	2,463,338

Total assets	$2,214,872	$2,634,252
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$338,748	$147,356
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion	100,000	100,000
Loan payable – related party, net of unamortized discount and debt issuance costs of $379,948 and $517,182	4,292,862	3,510,169
Accrued interest – loans payable related party	117,780	85,757
Accrued interest - loans payable third party	281,514	265,214
Derivative liability	540,000	90,000
Total current liabilities	5,833,904	4,361,496
Non-current liabilities
Contingent funding liabilities	150,000	-
Purchase price of patents, net of unamortized discount of $105,172 and $175,243, respectively	769,829	699,757
Total liabilities	6,753,733	5,061,253
Stockholders’ deficit
Preferred stock, par value $0.00003 per share – authorized 10,000,000 shares – no shares issued and outstanding
Common stock, par value $0.00003 per share; authorized 10,000,000,000 at December 31, 2018 and 2017; shares issued and outstanding 383,038,334 at December 31, 2018 and 2017	11,491	11,491
Additional paid-in capital	14,107,782	14,107,782
Accumulated deficit	(18,659,892)	(16,549,493)
Total Quest Patent Research Corporation deficit	(4,540,619)	(2,430,220)
Non-controlling interest in subsidiary	1,758	3,219
Total stockholders’ deficit	(4,538,861)	(2,427,001)
Total liabilities and stockholders’ deficit	$2,214,872	$2,634,252

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2018	2017
Revenues
Licensed packaging sales	$20,004	$14,201
Patent licensing fees	7,049,000	1,196,250
Management fees	-	21,196
	7,069,004	1,231,647
Operating expenses
Cost of revenues:
Cost of sales	3,689	2,435
Litigation and licensing expenses	6,071,608	807,614
Management support services	6,774	27,908
Selling, general and administrative expenses	957,571	939,408

Total operating expenses	7,039,642	1,777,365

Gain (loss) from operations	29,362	(545,718)

Other expense
(Loss)/gain on derivative liability	(450,000)	50,000
Interest expense	(651,088)	(565,608)
Total other expense	(1,101,088)	(515,608)

Net loss before income tax	(1,071,726)	(1,061,326)

Income tax	(1,040,134)	(106,005)

Net loss	(2,111,860)	(1,167,331)
Net income (loss) attributable to non-controlling interest in subsidiary	1,461	(732)
Net Loss Attributable to Quest Patent Research Corporation	$(2,110,399)	$(1,168,063)
Net loss per share – Basic and Diluted	$(0.01)	$(0.00)
Weighted average shares outstanding – Basic and Diluted	383,038,334	322,819,156

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2016	313,038,334	$9,391	$14,032,882	$(15,381,430)	$2,487	$(1,336,670)
Compensation expense relating to restricted stock grant	70,000,000	2,100	74,900	-	-	77,000
Net loss	-	-	-	(1,168,063)	732	(1,167,331)
Balances as of December 31, 2017	383,038,334	11,491	14,107,782	(16,549,493)	3,219	(2,427,001)
Net loss	-	-	-	(2,110,399)	(1,461)	(2,111,860)

Balances as of December 31, 2018	383,038,334	$11,491	$14,107,782	$(18,659,892)	$1,758	$(4,538,861)

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2018	2017

Cash flows from operating activities:
Net loss	(2,111,860)	$(1,167,331)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	207,306	206,801
Loss on monetization agreement	-	59,811
Loss (gain) on derivative liability	450,000	(50,000)
Share-based compensation	-	77,000
Depreciation and amortization	437,720	331,275

Changes in operating assets and liabilities
Accounts receivable	2,846	52,148
Accrued interest – loans payable related party	427,482	266,395
Accrued interest – loans payable third party	16,300	16,300
Other current assets	179	(32)
Accounts payable and accrued expenses	191,392	39,855

Net cash used in operating activities	(378,635)	(167,778)

Cash flows from investing activities:
Purchase of patents	(20,000)	-
Net cash from investing activities	(20,000)	-

Cash flows from financing activities:
Proceeds from loans	250,000	125,000
Proceeds from sale of future revenues	150,000	-
Net cash from financing activities	400,000	125,000

Net increase (decrease) in cash and cash equivalents	1,365	(42,778)

Cash and cash equivalents at beginning of year	165,546	208,324

Cash and cash equivalents at end of year	$166,911	$165,546

Non Cash Investing and Financing Activities
Accounts payable for patent purchase, net of imputed interest of $0 and $202,522	$-	$772,478
Loan proceeds paid directly from lender to seller of patents	-	1,025,000
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes, including foreign taxing authorities withheld taxes of $1,039,900 and $101,500 during the years ended December 31, 2018, and 2017 respectively.	$1,040,134	$106,005
Interest	—	—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2018 and 2017.

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

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 as of December 31, 2018 and December 31, 2017, respectively.

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

Impairment of long-lived assets

Long-lived assets, including intangible assets with a finite life, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment was recorded for the years ended December 31, 2018 and 2017.

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

Revenue Recognition

The Company adopted ASC Topic 606, Revenue from Contracts with Customers as of January 1, 2018 using the modified retrospective transition method. The core principle of the new revenue standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

●	Step 1: Identify the contract with the customer
●	Step 2: Identify the performance obligations in the contract
●	Step 3: Determine the transaction price
●	Step 4: Allocate the transaction price to the performance obligations in the contract
●	Step 5: Recognize revenue when the company satisfies a performance obligation

A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC 606. In order to identify the performance obligations in a contract with a customer, a company must assess the promised goods or services in the contract and identify each promised good or service that is distinct. A performance obligation meets ASC 606’s definition of a “distinct” good or service (or bundle of goods or services) if both of the following criteria are met:

●	The customer can benefit from the good or service either on its own or together with other resources that are readily available to the customer (i.e., the good or service is capable of being distinct).
●	The entity’s promise to transfer the good or service to the customer is separately identifiable from other promises in the contract (i.e., the promise to transfer the good or service is distinct within the context of the contract).

If a good or service is not distinct, the good or service is combined with other promised goods or services until a bundle of goods or services is identified that is distinct.

The transaction price is the amount of consideration to which an entity expects to be entitled in exchange for transferring promised goods or services to a customer. The consideration promised in a contract with a customer may include fixed amounts, variable amounts, or both. When determining the transaction price, an entity must consider the effects of all of the following:

●	Variable consideration
●	Constraining estimates of variable consideration
●	The existence of a significant financing component in the contract
●	Noncash consideration
●	Consideration payable to a customer

Variable consideration is included in the transaction price only to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved.

The transaction price is allocated to each performance obligation on a relative standalone selling price basis.

The transaction price allocated to each performance obligation is recognized when that performance obligation is satisfied, at a point in time or over time as appropriate.

In general, the Company is required to make certain judgments and estimates in connection with the accounting for revenue contracts with customers. Such areas may include identifying performance obligations in the contract, estimating the timing of satisfaction of performance obligations, determining whether a promise of consideration, whether a license to intellectual property or an entitlement to payment of a percentage of net proceeds, is distinct from other promised goods or services, evaluating whether consideration transfers to a customer at a point in time or over time, allocating the transaction price to separate performance obligations, determining whether contracts contain a significant financing component, and estimating revenues recognized at a point in time for licensed sales.

Patent Licensing Fees

Revenue is recognized upon transfer of control of promised bundled intellectual property rights and other contractual performance obligations to licensees in an amount that reflects the consideration we expect to receive in exchange for those intellectual property rights. Revenue contracts that provide promises to grant “the right” to use intellectual property rights as they exist at the point in time at which the intellectual property rights are granted, are accounted for as performance obligations satisfied at a point in time and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company’s operating subsidiaries.  Intellectual property rights granted included the following, as applicable: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual intellectual property rights are not accounted for as separate performance obligations, as (i) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised intellectual property rights are inputs and (ii) the Company’s promise to transfer each individual intellectual property right described above to the customer is not separately identifiable from other promises to transfer intellectual property rights in the contract.

Since the promised intellectual property rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company’s subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services.  The contracts provide for the grant (i.e. transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30-90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. We do not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

Licensed Sales

The balance of our revenue, from licensed sales, is not significant but includes sales-based revenue contracts pursuant to purchase orders. There is only one distinct performance obligation in each purchase order, transfer of the promised good to the customer, and the customer can benefit from the good together with other resources readily available to the customer. For licensed sales, the transaction price is allocated to the performance obligation on a relative standalone selling price basis per the purchase order, and the Company includes in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are generally based on historical levels of activity, if available. Notwithstanding, revenue is recognized for a licensed sale when the performance obligation has been satisfied – transfer of the good to the customer. The purchase order generally provides for payment of contractual amounts within 30 days of transfer of the goods to the customer, therefore there is no significant financing component or consideration payable to the customer in these transactions.

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

Research and development

Research and development costs are expensed as incurred. We did not incur any research and development costs in the years ended December 31, 2018 and 2017.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2018 and 2017.

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of approximately $1,040,000 and $102,000 for the years ended December 31, 2018 and 2017, respectively.

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

Earnings (loss) per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. Because the Company incurred losses in all period covered by the financial statements and would be anti-dilutive, the diluted earnings per shares is the same as the basic earnings per share. The 50,000,000 shares of common stock issuable upon exercise of outstanding warrants and options are excluded from the computation of loss per share because the result would have been antidilutive.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued Accounting Standard Update No. 2016-02 (Topic 842 “Leases” which provides guidance on the recognition, measurement, presentation, and disclosure of leases. The new standard supersedes the present U.S. GAAP standard on leases and requires substantially all leases to be reported on the balance sheet as right-of-use assets and lease obligations. The Company will adopt Topic 842 as of January 1, 2019 using the modified retrospective transition method. The Company does not believe it will have a material impact.

Other than that pronouncement, management does not believe that there are any other recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

During the period from 2008, when the Company changed its business to become an intellectual property management company, through 2018, the Company generated a cumulative loss of approximately $18,660,000. The Company’s total current assets were approximately $169,000 at December 31, 2018. At December 31, 2018, the Company had a working capital deficiency of approximately $5,665,000, and it had negative working capital at December 31, 2018 and 2017. The Company requires funding for its operations. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and there exists substantial doubt about the ability of the Company to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s debt at December 31, 2018 and 2017.

	December 31,
	2018	2017
Short-term debt:
Loans payable – third party	$163,000	$163,000
Loans payable – related party
Gross	4,672,810	4,027,351
Accrued interest	117,780	85,757
Unamortized discount	(379,948)	(517,182)
Net loans payable – related party	$4,410,642	$3,595,926

Short-term debt

The loan payable – third party is a demand loan made by former officers and directors, now unrelated third parties, and shareholders in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum.

The loan payable – related party at December 31, 2018 represents the principal amount of the Company’s 10% note to Intelligent Partners, as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015. On March 16, 2017, the Company received a letter from counsel to United Wireless claiming that the Company is in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that the Company did not update the registration statement in November 2016. The Company disputed the claim that it was in breach of the registration rights agreement. On June 12, 2017, the Company entered into a standstill agreement with United Wireless pursuant to which the Company agreed (i) to increase its authorized common stock to 10,000,000,000 shares, (ii) to file by June 30, 2017, a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement, (iii) if the existing warrant held by the Company’s chief executive officer is not exercised prior to its expiration date, any re-issuance will not have an exercise price less than the current exercise price and the existing warrants will not be amended to lower the exercise price, and (iv) United Wireless no longer has any obligation to purchase any note pursuant to the Securities Purchase Agreement other than the $1,000,000 note related to the final payment to Intellectual Ventures which was made in November 2017, except in connection with the potential acquisition by the Company of patent rights which triggered a $25,000 loan in connection with the acquisition, and the Company can require United Wireless to make $125,000 working capital loans to the Company, at the Company’s sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015, and, in such event, United Wireless would have a 7½% net proceeds percentage interest in the net proceeds from such patent. On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares. On June 30, 2017, the Company filed a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the Securities Purchase Agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the Securities Purchase agreement. The registration statement was declared effective on July 6, 2017. United Wireless made a $25,000 loan to the Company to purchase intellectual property from Intellectual Ventures Assets 34 LLC and Intellectual Ventures Assets 37 LLC (“IV 34/37”), for which the Company issued to its 10% promissory note due September 30, 2020 in the principal amount of $25,000 to United Wireless. The payment was made directly to IV 34/37. In connection with the loan, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7½% of the net monetization proceeds from the patents acquired by CXT from IV 34/37. This obligation was 7 ½% of the purchase price of the patents, approximately $59,000, is recorded as an expense related to obtaining the standstill agreement and is reflected in interest expenses. CXT’s obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The security interest in the proceeds from the CXT Portfolio is junior to the security interest held by IV 34/37 in the CXT Portfolio and proceeds thereof. The note payable to Intelligent Partners, as transferee of United Wireless, has been classified as a current liability as of December 31, 2018.

Interest on all notes issued pursuant to the securities purchase agreement, accrues through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. Accordingly, the accrued interest is included in loans payable, related party. During the year ended December 31, 2018, accrued interest of approximately $395,459 had been added to principal.

Because of its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the stock purchase agreement with United Wireless, the Company had no relationship with United Wireless.

Pursuant to the securities purchase agreement and the related agreements that were executed contemporaneously with the securities purchase agreement:

●	The Company borrowed a total of $250,000, $1,150,000 and $1,250,000 from United Wireless in 2018, 2017 and 2016, respectively, for which the Company issued its 10% promissory note due September 30, 2020. Notes in the amount of $1,000,000 were issued on October 22, 2015, September 30, 2016 and November 15, 2017 to pay Intellectual Ventures Assets 16, LLC (“Intellectual Ventures”) on account of the three installments of the purchase price of the patents purchased from Intellectual Venture (see Note 6), and the balance was paid in cash to the Company for working capital.

●	The Company sold United Wireless 50,000,000 shares of common stock for $250,000.

●	The Company granted United Wireless an option to purchase 50,000,000 shares of common stock at varying exercise prices. See Note 5.

●	The Company entered into a monetization proceeds agreement pursuant to which United Wireless received the right to receive 15% of the net monetization proceeds received from (a) the patents acquired by the Company from Intellectual Ventures and (b) the patents in the Company’s mobile data and financial data intellectual property portfolios.

●	The Company’s obligations under the agreements with United Wireless, including the notes and the monetization proceeds agreement, are secured by a pledge of the stock of the three subsidiaries that hold the patents acquired from Intellectual Ventures and by the proceeds from the intellectual property represented by (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios.

●	Although the notes have no conversion rights, if a Conversion Eligible Event of Default occurs, the notes become convertible at a conversion price equal to 90% of the closing sale price of the Company’s common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion. Management has evaluated the conversion feature for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Stock and concluded that it meets the criteria for classification in stockholders’ equity. The note contains a limitation on conversion whereby it is convertible except to the extent that the number of shares of the Company’s common stock to be issued upon such conversion exceeds the number of authorized but unissued shares of Common Stock; provided, that the Company shall then promptly seek stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing its authorized Common Stock to at least the sum of the number of shares of Common Stock outstanding plus the Required Reserve Amount. As a result of the potential inability to have sufficient available authorized common stock due to the reserve requirement, certain other outstanding instruments have been accounted for as derivative liabilities since January 22, 2016 (see Note 4). As a result of fluctuations in the Company’s stock price, from time to time, but never for a period exceeding 135 days, the Company had insufficient authorized shares of common stock necessary for United Wireless to convert its notes and exercise its options. On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares.

●	The Company has agreed that, as long as United Wireless’ stockholding in the Company exceed 10%, United has the right to designate one member of the board of directors and at such time and for as long as United’s stockholdings exceed 24.9%, United may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United Wireless agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. Although United Wireless transferred the shares of common stock to its stockholders as a dividend and transferred the options to an affiliate, United Wireless advised the Company that it did not assign the right to designate directors. The Company agreed that the size of the board would not exceed five during the two years following the closing date.

●	The holders of the notes also have the right to demand redemption of the notes at 110% of the principal amount of the note in the event of a change of control of the Company.

The fair value of the options (see Note 5) granted to United Wireless was $220,000.

Management has evaluated the option for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Stock and concluded that the option meets the criteria for classification in stockholders’ equity. Therefore, derivative accounting is not applicable for the option.

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

The allocation of proceeds resulted in a discount from the note payable of $188,023. In addition, the Company recognized a discount associated with the monetization agreement of $450,000. These discounts and debt issuance costs of $60,958, total $698,981, will be amortized and charged to interest expense over the life of the notes using the effective interest rate method. As of December 31, 2018 and December 31, 2017, $319,033 and $181,799 of the discount and debt issuance cost have been amortized, respectively. The effective interest rate on the notes, including the discount, is 33%.

Long term liabilities

The purchase price of patents at December 31, 2018 represents the non-current portion of minimum payments due under the agreement between CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and Intellectual Ventures Assets 34, LLC and Intellectual Ventures 37, LLC (“IV 34/37”) pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed, pursuant to an amendment dated January 26, 2018, that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

In December 2018, the Company entered into a funding agreement whereby a third party agreed to provide funds in the amount of $150,000, in support of the structured licensing programs of PIS and M-RED. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and we have no other obligation to the third party.

Our relationship with the investor meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to the investor, as of the acquisition date, as long-term debt in our consolidated balance sheet. This initial fair value measurement is based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy and are discussed further within Note 2. At each subsequent reporting period, we will measure the long-term debt at fair value based on the discounted expected future cash flows over the life of the obligation. Our repayment obligations are contingent upon future patent licensing fee revenues generated from the licensing programs.

Under ASC 470, amounts recorded as debt shall be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of December 31, 2018, the effective interest rate was approximately 8.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the investor will decrease the long-term debt balance accordingly. For the year ended December 31, 2018, the amortization amount is deemed immaterial.

NOTE 4 – DERIVATIVE LIABILITIES

Because there is not a fixed conversion price, remaining compliant with the reserve requirement under the notes held by Intelligent Partners as transferee of United Wireless, is outside of the control of the Company. As a result of this, the Company has a potential inability to have sufficient available authorized common shares to settle certain outstanding instruments beginning with the date that the reserve requirement went into effect on January 22, 2016. There is no limit on the number of shares issuable under the note, and absent an increase in the stock price or an increase in authorized shares, there are potentially not enough authorized shares to satisfy the exercise of the options, thus the Company determined the options qualify as derivative liabilities under ASC Topic 815. On January 22, 2016, the Company reclassified all non-employee warrants and options as derivative liabilities and revalued them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date.

As of December 31, 2018, and December 31, 2017, the aggregate fair value of the outstanding derivative liability was approximately $540,000 and $90,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the years ended December 31, 2018 and 2017:

	Year Ended
	December 31,
	2018	2017
Volatility	388-426	426-471%
Risk-free interest rate	0.64	1.36%
Expected dividends	-	-%
Expected term	1.75-4.70	2.75-4.70

The following schedule summarizes the valuation of financial instruments that are remeasured on a recurring basis at fair value in the balance sheets as of December 31, 2018 and 2017:

	Fair Value Measurements as of
	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	—	—	—	—	—	—
Liabilities
Conversion option derivative liability	—	—	540,000	—	—	90,000
Total liabilities	$—	$—	$540,000	$—	$—	$90,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of December 31, 2018
Balance - December 31, 2016	$140,000
Change in fair value	(50,000)
Balance – December 31, 2017	90,000
Change in fair value	450,000
Balance - December 31, 2018	$540,000

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

As of December 31, 2018, there was no unamortized option expense associated with compensatory options.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2016	50,000,000	0.03	3.75
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2017	50,000,000	0.03	2.75
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2018	50,000,000	0.03	1.75

Options exercisable at end of year	50,000,000	0.03	-

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

As of December 31, 2018, there was no unamortized warrant expense.

A summary of the status of the Company’s stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2016	65,000,000	0.004	1.17
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2017	65,000,000	0.004	0.17
Granted	-	-	-
Cancelled	-	-	-
Expired	65,000,000	-	-
Exercised	-	-	-
Balance - December 31, 2018	-	-	-

Warrants exercisable at end of year	-	-	-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	December 31,		amortization period
	2018	2017	(years)
Patents	$4,020,000	$4,000,000	9.8
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(376,291)	(376,291)
Subtotal	3,133,898	3,113,898
Less: accumulated amortization	(1,088,280)	(650,560)
Net value of intangible assets	$2,045,618	$2,463,338	8.15

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2018 represent: (1) patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years, and (2) patents acquired in July 2017 pursuant to an obligation to pay 50% of net revenues to IV 34/37, against which $25,000 was paid in July 2017 and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years, (3) patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71 against which CXT advanced $10,000 at closing; and (4) patents (which were fully depreciated at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000, against which PIS advanced $10,000 at closing. The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent. Amortization of patents is included as a selling, general and administrative expense as reflected in the accompanying consolidated statements of operations.

The Company assesses intangible assets for any impairment to the carrying values. As of December 31, 2018, management concluded that there was no impairment to the acquired assets. At December 31, 2018, the book value of the Company’s intellectual property was $2,045,618.

Amortization expense for patents comprised $437,720 and $331,275 for the year ended December 31, 2018 and 2017, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
2019	$417,719
2020	417,719
2021	413,658
2022	360,054
2023 and thereafter	436,469
Total	$2,045,619

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

The balance of the purchase price of the patents is reflected as follows:

Current Liabilities:	2018	2017
Purchase price of patents, current portion	100,000	$100,000
Unamortized discount
Non-current liabilities:
Purchase price of patents, long term	875,000	$875,000
Unamortized discount	(105,172)	(175,243)
Total current and non-current	869,828	799,757
Effective interest rate of Amortized over 2 years		9.2-9.6%

Because the non-current minimum payment obligations of $875,000 are due over the next three years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2018	2017
Balance, beginning of year	$3,219	$2,487
Net income (loss) attributable to non-controlling interest	$(1,461)	$732
Balance, end of year	$1,758	$3,219

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2018, the Company has generated approximately $6,810,495 of net operating loss (“NOL”) carry forwards of which can be carried forward indefinitely. Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382. The Company has had significant equity transactions in both the current and prior periods. Due to this equity activity and the restrictions resulting under Section 382, most of the Company’s NOLs may not be available to offset future taxable income. Therefore the Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

	December 31,
	2018	2017
Net operating loss carry forward	$1,770,729	$1,436,257
Intangible Assets	195,999	101,023
Valuation allowance	$(1,966,728)	$(1,537,280)
Balance, end of year	$-	$-

Tax expense consisted primarily of the following:

	December 31,
	2018	2017
Federal	$-	$-
State	234	4,500
Foreign	1,039,900	101,505
Deferred		-
Total	$1,040,134	$106,005

The Company’s tax expense does not reflect the statutory rate since the Company’s deferred tax asset is fully offset by a valuation allowance. The statute of limitations is open for the tax years ending December 31, 2015 and thereafter.

The Company’s foreign tax expense reflects the tax withheld by the foreign jurisdiction on royalty income received by the Company and not exempt under the United States tax treaty, if any, with the respective foreign jurisdiction. In 2018 the Company was subject to foreign source withholding tax of 10% and 20% in the jurisdictions of the People’s Republic of China and the Republic of China, respectively. In 2017 the Company was subject to foreign source withholding tax of 20% in the jurisdiction of the People’s Republic of China.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 6 in connection with transactions with United Wireless. During periods ended December 31, 2018 and 2017, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015. The interest expense was approximately $510,000 and $356,000 for the year ended December 31, 2018 and 2017, respectively. On each of September 30, 2017 and 2018, accrued interest was added to the principal amount of the note.

See Note 10 with respect to the employment agreement with the Company’s president and chief executive officer.

During 2018, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In 2018, the cost of these services was approximately $794.

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

In March 2014, the Company entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Mobile Data. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party. In April and June 2014, as part of a structured licensing program for the Mobile Data portfolio, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the remaining defendants’ motion for summary judgment of non-infringement. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018 Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporations petition for rehearing. As of December 31, 2018, the third-party litigation has advanced approximately $3,000,000 in litigation fees, costs and expenses. Under the terms of the funding agreement, the third-party funder is entitled to a priority return of funds advanced from any proceeds recovered. The Company’s management fees and management support services expenses in 2017 relate to this agreement. We no longer receive management fees under this agreement.

In December 2018, the Company entered into a funding agreement whereby a third party agreed to provide funds, in the amount of $150,000, in support of the structured licensing programs of PIS and M-RED. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and we have no other obligation to the third party.

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

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement. On January 31, 2017, Quest Licensing Corporation filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the patent act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Such a motion, if granted, would result in a judgment against Quest Licensing Corporation, which does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under the Company’s agreement with United Wireless. The possible amount of any judgment cannot be estimated and the funding source for the litigation will not provide the Company with funds to pay an adverse judgment. On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice. Defendants may renew their motion thirty days from the decision of the appellate court on Quest Licensing Corporation’s appeal. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018 Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporations petition for rehearing. On August 8, 2018, the defendants’ renewed their motion for an award of attorneys’ fees under Section 285 of the Patent Act.

NOTE 11 – SUBSEQUENT EVENTS

On March 15, 2019, M-RED Inc. (“M-RED”), a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as we generate revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108; the useful lives of the patents, at the date of acquisition, was approximately 9 years. Neither the Company nor any affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

On March 27, 2019 the court in the Mobile Data Portfolio litigation denied the defendants’ motion for attorney fees under Section 285 of the Patent Act.

On April 11, 2019 Quest NetTech Corporation merged with Wynn Technologies, Inc. with Quest NetTech Corporation being the surviving entity. On April 12, 2019, Quest NetTech brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Apple, Inc.