Form 10-Q
period 2019-03-31
QUEST PATENT RESEARCH CORP
filed 2019-05-15
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

or

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.    ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act: None

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 383,038,334 shares of common stock are issued and outstanding as of May 15, 2019.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2018, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

OTHER PERTINENT INFORMATION

Unless specifically set forth to the contrary, “Quest”, “Company”, “we,” “us,” “our” and similar terms refer to Quest Patent Research Corporation, and its subsidiaries, unless the context indicates otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2019	December 31, 2018

ASSETS

Current assets
Cash and cash equivalents	$120,775	$166,911
Accounts receivable	4,865	-
Other current assets	1,317	2,343
Total current assets	126,957	169,254

Patents, net of accumulated amortization of $1,198,657 and $1,088,280, respectively	3,173,459	2,045,618

Total assets	$3,300,416	$2,214,872

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$666,011	$338,748
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion	275,000	100,000
Loan payable – related party, net of unamortized discount and debt issuance costs of $338,635 and $379,948, respectively	4,334,175	4,292,862
Accrued interest – loan payable related party	115,220	117,780
Accrued interest - loans payable third party	285,589	281,514
Derivative liability	705,000	540,000
Total current liabilities	6,543,995	5,833,904
Non-current liabilities
Contingent funding liabilities	150,000	150,000
Purchase price of patents, net of unamortized discount of $414,650 and $105,171, respectively	1,685,350	769,829
Total liabilities	8,379,345	6,753,733

Stockholders’ deficit:
Preferred stock – par value $.00003 per share – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares and 10,000,000,000 at March 31, 2019 and December 31, 2018, respectively; shares issued and outstanding 383,038,334 at March 31, 2019 and December 31, 2018, respectively	11,491	11,491
Additional paid-in capital	14,107,782	14,107,782
Accumulated deficit	(19,199,701)	(18,659,892)
Total Quest Patent Research Corporation deficit	(5,080,428)	(4,540,619)

Non-controlling interest in subsidiary	1,499	1,758

Total stockholders’ deficit	(5,078,929)	(4,538,861)

Total liabilities and stockholders’ deficit	$3,300,416	$2,214,872

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,
	2019	2018

Revenues
Licensed packaging sales	$4,865	$8,318
Patent licensing fees	370,000	849,000
	374,865	857,318
Operating expenses
Cost of revenue:
Cost of sales	977	1,465
Litigation and licensing expenses	265,044	799,100
Management support services	340	6,484
Selling, general and administrative expenses	320,437	293,986
Total operating expenses	586,798	1,101,035
Loss from operations	(211,933)	(243,717)

Other Income and (expense)
(Loss) gain on derivative	(165,000)	(10,000)
Interest expense	(162,910)	(150,075)
Total Other Income and (expenses)	(327,910)	(160,075)

Net loss before income tax	(539,843)	(403,792)

Income tax	(225)	(50,125)

Net loss	(540,068)	(453,917)

Net loss attributable to non-controlling interest in subsidiaries	259	594
Net loss attributable to Quest Patent Research Corporation	$(539,809)	$(453,323)

Loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	383,038,334	383,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2017	383,038,334	11,491	14,107,782	(16,549,493)	3,219	(2,427,001)
Net loss	-	-	-	(453,323)	(594)	(453,917)

Balances as of March 31, 2018	383,038,334	$11,491	$14,107,782	$(17,002,816)	$2,625	$(2,880,918)

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2018	383,038,334	11,491	14,107,782	(18,659,892)	1,758	(4,538,861)
Net loss	-	-	-	(539,809)	(259)	(540,068)

Balances as of March 31, 2019	383,038,334	$11,491	$14,107,782	$(19,199,701)	$1,499	$(5,078,929)

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the
	Three Months Ended
	March 31,
	2019	2018

Cash flows from operating activities:
Net loss	$(540,068)	$(453,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	68,615	46,698
Loss on derivative liability	165,000	10,000
Depreciation and amortization	110,378	124,430

Changes in operating assets and liabilities:
Accounts receivable	(4,865)	(5,500)
Accrued interest – loans payable related party	(27,560)	99,303
Accrued interest – loans payable third party	4,075	4,075
Other current assets	1,026	1,026
Accounts payable and accrued expenses	327,263	44,847

Net cash provided (used) in operating activities	103,864	(129,038)

Cash flows from investing activities:
Purchase of patents	(75,000)	(20,000)
Net cash used in investing activities	(75,000)	(20,000)

Cash flows from financing activities:
Repayment of purchase price of patents	(75,000)	-
Net cash used in financing activities	(75,000)	-

Net increase (decrease) in cash and cash equivalents	(46,136)	(149,038)

Cash and cash equivalents at beginning of period	166,911	165,546

Cash and cash equivalents at end of period	$120,775	$16,508

Non-cash investing and financing activities
Accounts payable for patent purchase, net of imputed interest of $336,781 and $0	1,238,219	-
Supplemental disclosure of cash flow information:
Cash paid during the year for:
Income taxes including foreign taxing authorities withheld taxes of $0 and $49,900 during the periods ended March 31, 2019, and 2018 respectively.	225	50,125
Interest	117,780	-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2019

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our Annual Report on Form 10-K for the year ended December 31, 2018. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Reclassifications have been made to conform with the current year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of March 31, 2019.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation (“The Company”)
Quest Licensing Corporation (NY) (wholly owned)
Quest Licensing Corporation (DE) (wholly owned)
Quest Packaging Solutions Corporation (90% owned)
Quest Nettech Corporation (wholly owned)
Semcon IP, Inc. (wholly owned)
Mariner IC, Inc. (wholly owned)
IC Kinetics, Inc. (wholly owned)
CXT Systems, Inc. (wholly owned)
Photonic Imaging Solutions Inc. (wholly owned)
M-RED Inc. (wholly owned)

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

The Company accounts for its 65% interest in Wynn Technologies, Inc. under the equity method whereby the investment accounts are increased for contributions by the Company plus its 60% share of income pursuant to the contractual agreement which provides that Sol Li retains 40% of the income, and reduced for distributions and its 60% share of losses incurred, respectively, with the restriction whereby the account balances cannot go below zero.

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

Income Tax

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of approximately $0 and $49,900 for the three months ended March 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

The Company adopted Topic 842 “Leases” as of January 1, 2019 using the modified retrospective transition method with no impact on the consolidated financial position or results of operations.

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $19,200,000 and negative working capital of approximately $6,417,000 as of March 31, 2019. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s short-term and long-term debt at March 31, 2019 and December 31, 2018.

	March 31,	December 31,
	2019	2018
Short-term debt:
Loans payable – third party	$163,000	$163,000

Loan payable – related party
Gross	4,672,810	4,672,810
Accrued Interest	115,220	117,780
Unamortized discount	(338,635)	(379,948)
Net loans payable – related party	$4,449,395	$4,410,642
Long-term liabilities:
Purchase price of patents
Gross	2,100,000	875,000
Unamortized discount	(414,650)	(105,171)
Net purchase price of patents – long-term	$1,685,350	$769,829
Contingent funding liabilities:
Gross	150,000	150,000
Net contingent funding liabilities	$150,000	$150,000

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at March 31, 2019, and December 31, 2018, in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also stockholders, but their stockholdings are not significant.

The loan payable – related party at March 31, 2019 represents the principal amount of the Company’s 10% note to Intelligent Partners, LLC (“Intelligent Partners”) as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless, as more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. On March 16, 2017, the Company received a letter from counsel to United Wireless claiming that the Company is in violation of the requirements of the registration rights agreement dated October 22, 2015 on the grounds that the Company did not update the registration statement in November 2016. The Company disputed the claim that it was in breach of the registration rights agreement. On June 12, 2017, the Company entered into a standstill agreement with United Wireless pursuant to which the Company agreed (i) to increase its authorized common stock to 10,000,000,000 shares, (ii) to file by June 30, 2017, a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the securities purchase agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the securities purchase agreement, (iii) if the existing warrant held by the Company’s chief executive officer is not exercised prior to its expiration date, any re-issuance will not have an exercise price less than the current exercise price and the existing warrants will not be amended to lower the exercise price, and (iv) United Wireless no longer has any obligation to purchase any note pursuant to the securities purchase agreement other than the $1,000,000 note related to the final payment to Intellectual Ventures which was made in November 2017, except in connection with the potential acquisition by the Company of patent rights which triggered a $25,000 working capital loan in connection with the acquisition and the Company can require United Wireless to make $125,000 working capital loans to the Company, at the Company’s sole discretion, on December 31, 2017, March 31, 2018 and June 30, 2018 pursuant to securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and, in such event, United Wireless would have a 7½% net proceeds percentage interest in the net proceeds from such patent. On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares. On June 30, 2017, the Company filed a post-effective amendment to the registration statement covering the sale of the shares of common stock initially issued to United Wireless pursuant to the securities purchase agreement and the shares of common stock issuable upon the option granted to United Wireless pursuant to the securities purchase agreement. The registration statement was declared effective on July 6, 2017. The Company issued to United Wireless a 10% promissory note due September 30, 2020 in the principal amount of $25,000 pursuant to the standstill agreement, for which the Company received $25,000, which was used to make the $25,000 advance to Intellectual Ventures Assets 34 LLC and Intellectual Ventures Assets 37 LLC (“IV 34/37”) as part of acquisition of intellectual property from IV 34/37. In connection with the loan, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT from IV 34/37. This obligation was recorded as an expense related to obtaining the standstill agreement and is reflected in interest expenses. CXT’s obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The security interest in the proceeds from the CXT Portfolio is junior to the security interest held by IV 34/37 in the CXT Portfolio and proceeds thereof. The notes payable to Intelligent Partners, as transferee of United Wireless, have been classified as a current liability as of March 31, 2019.

Interest on all notes issued pursuant to the securities purchase agreement, accrued through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. On September 30, 2018, approximately $395,459 of accrued interest was added to principal. Since September 30, 2018, the Company has been required to pay interest quarterly. For the three months ended March 31, 2019, the Company paid approximately $117,780 in interest.

Because of its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the securities purchase agreement with United Wireless, the Company had no relationship with United Wireless.

Long term liabilities

The purchase price of patents at March 31, 2019 represents:

●	The non-current portion of minimum payments due under the agreement between CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and IV 34/37 pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. During the period ended March 31, 2019, the Company paid the $75,000 liability that was classified as a short-term liability as of December 31, 2018.

●	The non-current portion of minimum payments due under the agreement between M-RED Inc. (“M-RED”), a wholly owned subsidiary Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as the Company generates revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. The $75,000 advance is treated as an advance against the first distributions of net proceeds payable to IV 113/108. No affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

The contingent funding liabilities at March 31, 2019 represents the non-current portion of our obligations under the litigation funding agreement with a third-party litigation funder entered into in December 2018 whereby the third-party agreed to provide litigation funding in the amount of $150,000 to the Company to enable the Company to support its structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives an interest in the proceeds from the programs that are payable to the Company, and the Company has no other obligation to the third party.

Our relationship with the funding source meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from a funding source in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to the funding source, as of the acquisition date, as long-term debt in our consolidated balance sheet. This initial fair value measurement is based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy and are discussed further within Note 2. At each subsequent reporting period, we will measure the long-term debt at fair value based on the discounted expected future cash flows over the life of the obligation. Our repayment obligations are contingent upon future patent licensing fee revenues generated from the licensing programs.

Under ASC 470, amounts recorded as debt shall be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of March 31, 2019, the total contingent funding liability remains $150,000 and the effective interest rate was approximately 12.8%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the long-term debt balance accordingly. For the period ended March 31, 2019, the amortization amount is deemed immaterial.

NOTE 4 – DERIVATIVE LIABILITIES

Because there is not a fixed conversion price, remaining compliant with the authorized share requirement under the notes to Intelligent Partners is outside of the control of the Company. Because there is no set limit on the number of shares issuable under the notes if the notes become convertible, absent an increase in the stock price or an increase in authorized shares, there are potentially not enough authorized shares of common stock to satisfy the exercise of the Company’s options, thus the Company determined that certain options qualify as derivative liabilities under ASC Topic 815. On January 22, 2016, the Company reclassified all non-employee warrants and options as derivative liabilities and revalued them at their fair values at each balance sheet date. Any change in fair value was recorded as other income (expense) for each reporting period at each balance sheet date.

As of March 31, 2019, and December 31, 2018, the aggregate fair value of the outstanding derivative liability was approximately $705,000 and $540,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended March 31, 2019 and December 31, 2018:

	Period Ended
	March 31,	December 31,
	2019	2018
Volatility	403%	388-426%
Risk-free interest rate	0.64%	0.64%
Expected dividends	-	-%
Expected term	1.5	1.75-4.70

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2019 and December 31, 2018:

	Fair Value Measurements as of
	31-Mar-19			31-Dec-18
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	-	-	-	-	-	-
Liabilities
Option derivative liability	-	-	705,000	-	-	540,000
Total liabilities	$-	$-	$705,000	$-	$-	$540,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of March 31, 2019
Beginning balance	$540,000
Change in fair value	165,000
Ending balance	$705,000

NOTE 5 – STOCKHOLDERS’ EQUITY

No options were granted during three months ended March 31, 2019.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2018	50,000,000	0.03	1.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2019	50,000,000	0.03	1.5

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	March 31,	December 31,	amortization period
	2019	2018	(years)
Patents	$5,595,000	$4,020,000	6.50
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(713,073)	(376,291)
Subtotal	4,372,116	3,133,898
Less: accumulated amortization	(1,198,657)	(1,088,280)
Net value of intangible assets	$3,173,459	$2,045,618	6.25

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at March 31, 2019 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years;

●	patents acquired in July 2017 pursuant to an obligation to distribute 50% of net revenues to IV 34/37, against which $25,000 was advanced at closing and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years;

●	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71 against which CXT advanced $10,000 at closing;

●	patents acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000, against which PIS advanced $10,000 at closing; and

●	patents acquired in March 2019 by M-Red Inc. (“M-Red”) from Intellectual Ventures Assets 113 LLC and Intellectual Ventures 108 LLC (“IV 113/108”) pursuant to which M-Red is obligated to distribute 50% of net revenues to IV 113/108, against which $75,000 was advanced at closing and provided that in the event that, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions of 50% of net revenues to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-Red shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108; the useful lives of the patents, at the date of acquisition, was approximately nine years.

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

The Company assesses intangible assets for any impairment to the carrying values. As of March 31, 2019, and December 31, 2018, management concluded that there was no impairment to the acquired assets. At March 31, 2019 and December 31, 2018, the book value of the Company’s intellectual property was $3,173,459 and $2,045,618, respectively.

Amortization expense for patents comprised $110,378 and $437,720 for the three months ended March 31, 2019 and the year ended December 31, 2018, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
2019	$415,520
2020	553,779
2021	549,345
2022	495,742
2023 and thereafter	1,159,073
Total	$3,173,459

Pursuant to the securities purchase agreement dated October 22, 2015 between the Company and United Wireless, more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018, 15% of the net monetization proceeds from the patents acquired in October 2015 will be paid to Intelligent Partners, as transferee of United Wireless. This monetization obligation was recognized as a discount to the loan and will be amortized over the life of the loan using the effective interest method. In addition, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT in July 2017. This obligation was recorded as an expense and is reflected in interest expense during the third quarter of 2017.

The Company granted Intellectual Ventures a security interest in the patents assigned to the Company as security for the payment of the balance of the purchase price. The security interest of Intellectual Ventures is senior to the security interest of United Wireless in the proceeds derived from such patents.

The balance of the purchase price of the patents is reflected as follows:

	March 31, 2019	December 31, 2018
Current Liabilities:
Purchase price of patents, current portion	275,000	$100,000
Unamortized discount
Non-current liabilities:
Purchase price of patents, long term	2,100,000	$875,000
Unamortized discount	(414,650)	(105,172)
Total current and non-current	1,960,350	869,828
Effective interest rate of Amortized over 2-3 years	9.35-14.45%	9.6%

Because the non-current minimum payment obligations of $2,100,000 are due over the next three and a half years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2018	$1,758
Net income attributable to non-controlling interest	$(259)
Balance as of March 31, 2019	$1,499

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company which was needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 6 in connection with transactions with United Wireless. During periods ended March 31, 2019 and 2018, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. The interest expense was approximately $115,220 and $99,303 for the three months ended March 31, 2019 and 2018, respectively. On each of September 30, 2017 and 2018, accrued interest was added to the principal amount of the note. Subsequent to September 30, 2018, the Company is to pay interest quarterly. During the period ended March 31, 2019 the Company paid approximately $117,780 in interest.

See Note 10 with respect to the employment agreement with the Company’s president and chief executive officer.

During the three months ended March 31, 2019 and 2018, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. For the three months ended March 31, 2019 and 2018, the cost of these services was approximately $145 and $230 respectively.

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

Patent Enforcement and Other Litigation

Certain of the Company’s operating subsidiaries are engaged in litigation to enforce their patents and patent rights. In connection with these patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against the Company or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by the Company or its operating subsidiaries, could materially harm the Company’s operating results and financial position and could result in a default under the Company’s notes to Intelligent Partners. Since the operating subsidiaries do not have any assets other than the patents, and the Company does not have any available financial resources to pay any judgment which a defendant may obtain against a subsidiary, such a judgement may result in the bankruptcy of the subsidiary and/or the loss of the patents, which are the subsidiaries’ only assets.

On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the defendants’ motion for summary judgment of non-infringement, On January 31, 2017, Quest Licensing Corporation filed a notice of appeal with the United States Court of Appeals for the Federal Circuit. Following the court’s decision granting the defendant’s motion for summary judgment, the defendants moved for an award of attorneys’ fees under Section 285 of the Patent Act which provides that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Such a motion, if granted, would result in a judgment against Quest Licensing Corporation, which does not have the financial resources to enable it to pay any judgment which may be rendered against it, and, the defendants may seek to enforce their judgment by seeking to foreclose on the patents owned by the subsidiary or seek to force the subsidiary into bankruptcy and purchase the patents in the bankruptcy proceeding, either of which could result in a default under the Company’s agreement with United Wireless. The possible amount of any judgment cannot be estimated and the funding source for the litigation will not provide the Company with funds to pay an adverse judgment. On June 29, 2017, the defendants’ motion for attorney fees in the Mobile Data litigation was denied, without prejudice and with leave to renew their motion thirty days from the decision of the appellate court on Quest Licensing Corporation’s appeal. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018 Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporations petition for rehearing. On March 27, 2019 the court in the Mobile Data Portfolio litigation denied the defendants’ motion for attorney fees under Section 285 of the Patent Act.

NOTE 10 – SUBSEQUENT EVENTS

On April 11, 2019 Quest NetTech Corporation merged with Wynn Technologies, Inc. with Quest NetTech Corporation being the surviving entity. On April 12, 2019, Quest NetTech brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Apple, Inc.

On April 23. 2019, as part of a license agreement, BazaarVoice, Inc. issued to CXT Systems, Inc. a promissory note in the principal amount of $250,000 in two installment payments each in the amount of $125,000, without interest, as follows: the first installment payment in the amount of $125,000 on July 7, 2019, and; the second installment payment in the amount of $125,000 on October 7, 2019.

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

We seek to generate revenue from two sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. Almost all of the revenue for the three months ended March 31, 2019 and 2018 were from patent licensing fees, of which approximately 71% and 94%, respectively, was paid to funding sources and legal counsel pursuant to our agreements with funding sources and legal counsel.

●	Licensed packaging sales, which relate to the sale of licensed products

In previous periods, we also generated revenue from management fees, which we received for managing structured licensing programs, including litigation, related to our intellectual property rights. We do not currently receive these fees and do not have any agreements that provide for such payments.

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

It is frequently necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. To the extent that we cannot fund litigation ourselves, we may enter into an agreement with a third-party funding source. Our agreements with the funding sources typically provide that the funding source pays the litigation costs and that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis or we obtain funding from third party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third party that funds the litigation would be entitled to participate in any recovery. To the extent that we have agreements with counsel and/or litigation funding sources pursuant to which payments made to them represent a portion of the gross recovery, and such payment is contingent upon a recovery, our revenue from litigation reflects the gross recovery from litigation as licensing fees, and payments to counsel and/or litigation funding sources are reflected as cost of revenue.

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

On March 27, 2019, the court in the Mobile Data Portfolio litigation denied the defendants’ motion for attorney fees under Section 285 of the Patent Act.

On April 11, 2019, Quest NetTech Corporation merged with Wynn Technologies, Inc. with Quest NetTech Corporation being the surviving entity. On April 12, 2019, Quest NetTech brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Apple, Inc.

On April 29, 2019, M-Red brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc. and Acer Inc.

Results of Operations

Three months ended March 31, 2019 and 2018

Revenues for the three months ended March 31, 2019 were approximately $375,000, a decrease of approximately $482,000, or 56%, compared to the three months ended March 31, 2018, which were approximately $857,000. We generated revenue of approximately $370,000 for the three months ended March 31, 2019, from settlements in the licenses to the CXT portfolio. We generated revenue of approximately $849,000 for the three months ended March 31, 2018, from settlements in the power management/bus controller portfolio actions. As discussed above, the timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources and to Intelligent Partners who has an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Operating expenses for the three months ended March 31, 2019 decreased by approximately $514,000, or 47%, compared to the three months ended March 31, 2018. Our principal operating expense for the three months ended March 31, 2019 were selling, general and administrative expenses. Our principal operating expense for the three months ended March 31, 2018 was litigation and licensing expenses which consist of fees payable to attorneys and third-party funding sources associated with the power management/bus controller portfolio settlements of approximately $799,000. These fees, which are paid directly from the settlement funds, became payable as a result of settlement agreements that provided for a recovery. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. When the settlement funds are disbursed we receive the net amount due us after deducting the associated settlement costs.

Other income (expense) for the three months ended March 31, 2019 included a $165,000 loss on the derivative liability associated with the options granted pursuant to our agreement with Intelligent Partners. We realized a loss of $10,000 on derivative liability in the comparable period of 2018. Other income reflects interest expense of approximately $163,000 for the three months ended March 31, 2019 and approximately $150,000 for the three months ended March 31, 2018. The increase in interest expense reflects the interest accrued on our note to Intelligent Partners.

During the period we incurred income tax expense of approximately $225 for the three months March 31, 2019, compared to approximately $50,000 for the three months ended March 31, 2018. The decrease in income tax expense primarily reflect foreign income taxes related to foreign source patent licensing fees. We did not incur foreign income tax expenses in the three months ended March 31, 2019.

As a result of the foregoing, we realized net loss of approximately $540,000, or $0.00 per share (basic and diluted), for the three months ended March 31, 2019, compared to net loss of approximately $453,000, or $0.00 per share (basic and diluted), for the three months ended March 31, 2018.

Liquidity and Capital Resources

At March 31, 2019, we had current assets of approximately $127,000, and current liabilities of approximately $6,544,000. Our current liabilities include approximately $275,000 payable to Intellectual Ventures, loans payable of approximately $4,334,000 (net of discount of approximately $339,000) and accrued interest of approximately $115,000 payable to Intelligent Partners, as transferee of United Wireless, and loans payable of $163,000 and accrued interest of approximately $286,000 due to former directors and minority stockholders. As of March 31, 2019, we have an accumulated deficit of approximately $19,200,000 and a negative working capital of approximately $6,417,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

We have an agreement with a funding source which is providing litigation financing in connection with our pending litigation relating to our mobile data portfolio. We cannot predict the success of any pending or future litigation. Our obligations to Intelligent Partners are not contingent upon the success of any litigation. If we fail to generate a sufficient recovery in these actions (net of any portion of any recovery payable to the funding source or our legal counsel) in a timely manner to enable us to pay Intelligent Partners on the present loans we would be in default under our agreements with Intelligent Partners which could result in Intelligent Partners obtaining ownership of the three subsidiaries which own the patent rights we acquired from Intellectual Ventures. Our agreements with the funding sources provide that the funding sources will participate in any recovery which is generated. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and Rule 8-03 of Regulation S-X of the SEC, and present the financial statements of the Company and our wholly-owned subsidiary. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of approximately $0 and $49,900 for the three-months ended March 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

We adopted Topic 842 “Leases” as of January 1, 2019 using the modified retrospective transition method with no impact on the consolidated financial position or results of operations.

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on our financial statements.

Going Concern

We have an accumulated deficit of approximately $19,200,000 and negative working capital of approximately $6,417,000 as of March 31, 2019. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and Intelligent Partners, as transferee of United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of March 31, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2018, management has determined that our internal audit our internal controls contains material weaknesses due to lack of segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. These problems continue to affect us as we only have on full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2019

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer