Form 10-Q
period 2019-06-30
QUEST PATENT RESEARCH CORP
filed 2019-08-14
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 383,038,334 shares of common stock are issued and outstanding as of August 14, 2019.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2019	December 31, 2018

ASSETS

Current assets
Cash and cash equivalents	$416,477	$166,911
Accounts receivable	274,897	-
Other current assets	13,836	2,343
Total current assets	705,210	169,254

Patents, net of accumulated amortization of $1,336,916 and $1,088,280, respectively	3,035,200	2,045,618

Total assets	$3,740,410	$2,214,872

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$1,115,319	$338,748
Loans payable – third party	163,000	163,000
Purchase price of patents, current portion	275,000	100,000
Loan payable – related party, net of unamortized discount and debt issuance costs of $293,344 and $379,948, respectively	4,379,466	4,292,862
Accrued interest – loan payable related party	116,500	117,780
Accrued interest - loans payable third party	289,664	281,514
Derivative liability	1,100,000	540,000
Total current liabilities	7,438,949	5,833,904
Non-current liabilities
Contingent funding liabilities	150,000	150,000
Purchase price of patents, net of unamortized discount of $368,934 and $105,171, respectively	1,731,066	769,829
Total liabilities	9,320,015	6,753,733

Stockholders’ deficit:
Preferred stock – par value $.00003 per share – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares and 10,000,000,000 at June 30, 2019 and December 31, 2018, respectively; shares issued and outstanding 383,038,334 at June 30, 2019 and December 31, 2018, respectively	11,491	11,491
Additional paid-in capital	14,107,782	14,107,782
Accumulated deficit	(19,698,731)	(18,659,892)
Total Quest Patent Research Corporation deficit	(5,579,458)	(4,540,619)

Non-controlling interest in subsidiary	(147)	1,758

Total stockholders’ deficit	(5,579,605)	(4,538,861)

Total liabilities and stockholders’ deficit	$3,740,410	$2,214,872

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE		FOR THE
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018

Revenues
Licensed packaging sales	$20,409	$5,635	$25,274	$13,953
Patent licensing fees	992,418	6,200,000	1,362,418	7,049,000
	1,012,827	6,205,635	1,387,692	7,062,953
Operating expenses
Cost of revenue:
Cost of sales	3,543	1,129	4,520	2,594
Litigation and licensing expenses	579,485	5,210,000	844,529	6,009,100
Management support services	1,303	125	1,643	6,609
Selling, general and administrative expenses	322,590	247,700	643,027	541,686

Total operating expenses	906,921	5,458,954	1,493,719	6,559,989

Income /(loss) from operations	105,906	746,681	(106,027)	502,964

Other Income and (expenses)
Gain/(loss) on derivative	(395,000)	25,000	(560,000)	15,000
Interest expense	(211,582)	(156,708)	(374,492)	(306,783)
Total Other Income and (expenses)	(606,582)	(131,708)	(934,492)	(291,783)

Net gain/(loss) before income tax	(500,676)	614,973	(1,040,519)	211,181

Income tax	-	(990,000)	(225)	(1,040,125)

Net loss	(500,676)	(375,027)	(1,040,744)	(828,944)
Net loss attributable to non-controlling interest in subsidiaries	1,646	432	1,905	1,026
Net loss attributable to Quest Patent Research Corporation	$(499,030)	$(374,595)	$(1,038,839)	$(827,918)

Loss per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	383,038,334	383,038,334	383,038,334	383,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2017	383,038,334	11,491	14,107,782	(16,549,493)	3,219	(2,427,001)
Net loss	-	-	-	(453,323)	(594)	(453,917)
Balance as of March 31, 2018	383,038,334	11,491	14,107,782	(17,002,816)	2,625	(2,880,918)
Net loss				(374,595)	(432)	(375,027)
Balances as of June 30, 2018	383,038,334	$11,491	$14,107,782	$(17,377,411)	$2,193	$(3,255,945)

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2018	383,038,334	11,491	14,107,782	(18,659,892)	1,758	(4,538,861)
Net loss	-	-	-	(539,809)	(259)	(540,068)
Balance as of March 31, 2019	383,038,334	11,491	14,107,782	(19,199,701)	1,499	(5,078,929)
Net loss				(499,030)	(1,646)	(500,676)
Balances as of June 30, 2019	383,038,334	$11,491	$14,107,782	$(19,698,731)	$(147)	$(5,579,605)

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the
	Six Months Ended
	June 30,
	2019	2018

Cash flows from operating activities:
Net loss	$(1,040,744)	$(828,944)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Amortization of debt discount	159,651	96,673
(Gain)/loss on derivative liability	560,000	(15,000)
Depreciation and amortization	248,636	228,860

Changes in operating assets and liabilities:
Accounts receivable	(274,897)	2,846
Accrued interest – loans payable related party	(26,280)	201,961
Accrued interest – loans payable third party	8,150	8,150
Other current assets	(11,493)	(493)
Accounts payable and accrued expenses	776,543	52,140

Net cash provided by (used) in operating activities	399,566	(253,807)

Cash flows from investing activities:
Purchase of patents	(75,000)	(20,000)
Net cash used in investing activities	(75,000)	(20,000)

Cash flows from financing activities:
Repayment of purchase price of patents	(75,000)	-
Proceeds from loans – related party	-	125,000
Net cash used in financing activities	(75,000)	125,000

Net increase (decrease) in cash and cash equivalents	249,566	(148,807)

Cash and cash equivalents at beginning of period	166,911	165,546

Cash and cash equivalents at end of period	$416,477	$16,739

Non-cash investing and financing activities
Accounts payable for patent purchase, net of imputed interest of $336,781 and $0	1,238,219	-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, including foreign taxing authorities withheld taxes of $0 and $1,039,900 during the periods ended June 30, 2019, and 2018 respectively.	225	1,040,125
Interest	233,000	-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2019

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of June 30, 2019.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation (“The Company”)
Quest Licensing Corporation (NY) (wholly owned)
Quest Licensing Corporation (DE) (wholly owned)
Quest Packaging Solutions Corporation (90% owned)
Quest Nettech Corporation (65% owned)
Semcon IP, Inc. (wholly owned)
Mariner IC, Inc. (wholly owned)
IC Kinetics, Inc. (wholly owned)
CXT Systems, Inc. (wholly owned)
Photonic Imaging Solutions Inc. (wholly owned)
M-RED Inc. (wholly owned)

Prior to April 2019, the operations of Wynn Technologies, Inc. were not included in the Company’s consolidated financial statements as there were significant contingencies related to its control of Wynn Technologies, Inc. The sole asset of Wynn Technologies, Inc. was US Patent No. RE38,137E. Wynn Technologies, Inc. could not transfer, assign, sell, hypothecate or otherwise encumber US Patent No. RE38,137E without the express written consent of Sol Li, owner of 35% of Wynn Technologies, Inc., unless, as of the date of such transfer, assignment, sale, hypothecation or other encumbrance, Mr. Li had received a total of at least $250,000. US Patent No. RE38,137E expired on September 28, 2015. The Company accounted for its 65% interest in Wynn Technologies, Inc. under the equity method whereby the investment accounts were increased for contributions by the Company plus its 60% share of income pursuant to the contractual agreement which provides that Sol Li, owner of 35% of Wynn Technologies, Inc. retained 40% of the income, and reduced for distributions and its 60% share of losses incurred, respectively, with the restriction whereby the account balances cannot go below zero. On April 11, 2019, Quest NetTech Corporation merged with Wynn Technologies, Inc. with Quest NetTech Corporation being the surviving entity. Pursuant to the merger agreement, we issued to Mr. Li a 35% interest in Quest NetTech Corporation.

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

Income Tax

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of $0 and $225 for the three and six months ended June 30, 2019, respectively, and approximately $990,000 and approximately $1,040,000 for the three and six months ended June 30, 2018, respectively.

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $19,700,000 and negative working capital of approximately $6,734,000 as of June 30, 2019. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s short-term and long-term debt at June 30, 2019 and December 31, 2018.

	June 30,	December 31,
	2019	2018
Short-term debt:
Loans payable – third party	$163,000	$163,000

Loan payable – related party
Gross	4,672,810	4,672,810
Accrued Interest	116,500	117,780
Unamortized discount	(293,344)	(379,948)
Net loans payable – related party	$4,495,966	$4,410,642
Long-term liabilities:
Purchase price of patents
Gross	2,100,000	875,000
Unamortized discount	(368,934)	(105,171)
Net purchase price of patents – long-term	$1,731,066	$769,829
Contingent funding liabilities:
Gross	150,000	150,000
Net contingent funding liabilities	$150,000	$150,000

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at June 30, 2019, and December 31, 2018, in the amount of $163,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also stockholders, but their stockholdings are not significant.

The loan payable – related party at June 30, 2019 represents the principal amount of the Company’s 10% note to Intelligent Partners, LLC (“Intelligent Partners”) as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless, as more fully described in the Company’s financial statements for the year ended December 31, 2018. The notes payable to Intelligent Partners, as transferee of United Wireless, have been classified as a current liability as of June 30, 2019.

Interest on all notes issued pursuant to the securities purchase agreement, accrued through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. On September 30, 2018, approximately $395,459 of accrued interest was added to principal. Since September 30, 2018, the Company has been required to pay interest quarterly. For the three and six months ended June 30, 2019, the Company paid approximately $115,000 and 233,000 in interest, respectively.

Because of its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the securities purchase agreement with United Wireless, the Company had no relationship with United Wireless.

Long term liabilities

The purchase price of patents at June 30, 2019 represents:

●	The non-current portion of minimum payments due under the agreement between CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and IV 34/37 pursuant to which CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. During the six months ended June 30, 2019, the Company paid the $75,000 liability, representing the difference between the $100,000 of distributions that were payable by December 31, 2018 and the $25,000 paid at closing, that was classified as a short-term liability as of December 31, 2018.

●	The non-current portion of minimum payments due under the agreement between M-RED Inc. (“M-RED”), a wholly owned subsidiary Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as the Company generates revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. The $75,000 advance is treated as an advance against the first distributions of net proceeds payable to IV 113/108. No affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

The contingent funding liabilities at June 30, 2019 represents the non-current portion of our obligations under the litigation funding agreement with a third-party litigation funder entered into in December 2018 whereby the third-party agreed to provide litigation funding in the amount of $150,000 to the Company to enable the Company to support its structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives an interest in the proceeds from the programs that are payable to the Company, and the Company has no other obligation to the third party.

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

Under ASC 470, amounts recorded as debt shall be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of June 30, 2019, the total contingent funding liability remains $150,000 and the effective interest rate was approximately 12.8%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the long-term debt balance accordingly. For the period ended June 30, 2019, the amortization amount is deemed immaterial.

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

As of June 30, 2019, and December 31, 2018, the aggregate fair value of the outstanding derivative liability was approximately $1,100,000 and $540,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended June 30, 2019 and December 31, 2018:

	Period Ended
	June 30,	December 31,
	2019	2018
Volatility	389%	388-426%
Risk-free interest rate	1.36%	0.64%
Expected dividends	-	-%
Expected term	1.25	1.75-4.70

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of June 30, 2019 and December 31, 2018:

	Fair Value Measurements as of
	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	-	-	-	-	-	-
Liabilities
Option derivative liability	-	-	1,100,000	-	-	540,000
Total liabilities	$-	$-	$1,100,000	$-	$-	$540,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of June 30, 2019
Beginning balance	$540,000
Change in fair value	560,000
Ending balance	$1,100,000

NOTE 5 – STOCKHOLDERS’ EQUITY

No options were granted during six months ended June 30, 2019.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2018	50,000,000	0.03	1.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - June 30, 2019	50,000,000	0.03	1.25

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	June 30,	December 31,	amortization period
	2019	2018	(years)
Patents	$5,595,000	$4,020,000	6.50
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(713,073)	(376,291)
Subtotal	4,372,116	3,133,898
Less: accumulated amortization	(1,336,916)	(1,088,280)
Net value of intangible assets	$3,035,200	$2,045,618	6.38

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at June 30, 2019 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years;

●	patents acquired in July 2017 pursuant to an obligation to distribute 50% of net revenues to IV 34/37, against which $25,000 was advanced at closing and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years;

●	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71 against which CXT advanced $10,000 at closing;

●	patents acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000, against which PIS advanced $10,000 at closing; and

●	patents acquired in March 2019 by M-Red Inc. (“M-Red”) from Intellectual Ventures Assets 113 LLC and Intellectual Ventures 108 LLC (“IV 113/108”) pursuant to which M-Red is obligated to distribute 50% of net revenues to IV 113/108, against which $75,000 was advanced at closing and provided that in the event that, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions of 50% of net revenues to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-Red shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108; the useful lives of the patents, at the date of acquisition, was approximately nine years.

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

The Company assesses intangible assets for any impairment to the carrying values. As of June 30, 2019, and December 31, 2018, management concluded that there was no impairment to the acquired assets. At June 30, 2019 and December 31, 2018, the book value of the Company’s intellectual property was $3,035,200 and $2,045,618, respectively.

Amortization expense for patents comprised $248,636 and $437,720 for the six months ended June 30, 2019 and the year ended December 31, 2018, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
2019	$277,261
2020	553,779
2021	549,345
2022	495,742
2023 and thereafter	1,159,073
Total	$3,035,200

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

The balance of the purchase price of the patents is reflected as follows:

	June 30, 2019	December 31, 2018
Current Liabilities:
Purchase price of patents, current portion	275,000	$100,000
Unamortized discount
Non-current liabilities:
Purchase price of patents, long term	2,100,000	$875,000
Unamortized discount	(368,934)	(105,172)
Total current and non-current	2,006,066	869,828
Effective interest rate of Amortized over 2-3 years	9.35%-14.45%	9.6%

Because the non-current minimum payment obligations of $2,100,000 are due over the next three and a quarter years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2018	$1,758
Net income attributable to non-controlling interest	$(1,905)
Balance as of June 30, 2019	$(147)

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company which was needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 6 in connection with transactions with United Wireless. During periods ended June 30, 2019 and 2018, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s financial statements for the year ended December 31, 2018. The interest expense was approximately $116,500 and $232,000 for the three and six months ended June 30, 2019, respectively and $103,000 and $202,000 for the three and six months ended June 30, 2018, respectively. On each of September 30, 2017 and 2018, accrued interest was added to the principal amount of the note. Subsequent to September 30, 2018, the Company is to pay interest quarterly. During the three and six months ended June 30, 2019 the Company paid approximately $115,000 and 233,000 in interest, respectively.

See Note 9 with respect to the employment agreement with the Company’s president and chief executive officer.

During the three and six months ended June 30, 2019 and 2018, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of such services was approximately $90 and $235 for the three and six months ended June 30, 2019, respectively, and approximately $190 and $420 for the three and six months ended June 30, 2018, respectively.

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

On April 11, 2019, Quest NetTech Corporation merged with Wynn Technologies, Inc. with Quest NetTech Corporation being the surviving entity. Pursuant to the merger agreement, we issued to Mr. Li a 35% interest in Quest NetTech Corporation and Mr. Li is entitled to receive 40% of the net licensing revenues generated by Quest NetTech Corporation from the Financial Data Portfolio.

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

We seek to generate revenue from two sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. Almost all of the revenue for the three months ended June 30, 2019 and 2018 were from patent licensing fees, of which approximately 98% and 100%, respectively, was paid to funding sources and legal counsel pursuant to our agreements with funding sources and legal counsel.

●	Licensed packaging sales, which relate to the sale of licensed products

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

It is generally necessary for us to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. To the extent that we cannot fund litigation ourselves, we may enter into an agreement with a third-party funding source. Our agreements with the funding sources typically provide that the funding source pays the litigation costs and that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis or we obtain funding from third party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third party that funds the litigation would be entitled to participate in any recovery. To the extent that we have agreements with counsel and/or litigation funding sources pursuant to which payments made to them represent a portion of the gross recovery, and such payment is contingent upon a recovery, our revenue from litigation reflects the gross recovery from litigation as licensing fees, and payments to counsel and/or litigation funding sources are reflected as cost of revenue.

To a significantly lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

During 2018, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against Sharp Corporation, AsusTek Computer Inc., TiVo Corporation and Huawei Device Co., Ltd et. al. In April 2019, the action against TiVo Corporation was settled and our revenue for the period ended June 30, 2019 includes revenue from this settlement. The actions against Sharp Corporation and AsusTek Computer Inc. are currently stayed pending settlement, although no assurance can be given that any settlement will result in significant, if any, revenue to us.

In April 2018 Photonic Imaging Systems Inc. brought patent infringement actions in the United States District Court for the District of Delaware against Lenovo Group Ltd., AsusTek Computer Inc., Lorex Technology Inc., and NETGEAR, Inc. The actions against AsusTek Computers Inc. and Lorex Technology Inc. are currently stayed pending settlement, although no assurance can be given that any settlement will result in significant, if any, revenue to us.

On April 11, 2019, Quest NetTech Corporation merged with Wynn Technologies, Inc. with Quest NetTech Corporation being the surviving entity. Pursuant to the merger agreement, we issued to Mr. Li a 35% interest in Quest NetTech Corporation and Mr. Li is entitled to receive 40% of the net licensing revenues generated by Quest NetTech Corporation from the Financial Data Portfolio. On April 12, 2019, Quest NetTech brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Apple, Inc.

In April 2018, CXT Systems, Inc brought patent infringement suits in the United States District Court for the Eastern District of Texas against Academy Ltd., The Container Store Group, Inc. and Pier 1 Imports, Inc. In May 2018 CXT Systems brought patent infringement suits in the United States District Court for the Eastern District of Texas against Conn’s, Inc., Fossil Group, Inc., J.C. Penney Company, Inc., Stage Stores, Inc. and Tailored Brands, Inc. In April 2019, BazaarVoice, Inc. took a license to certain patents in the CXT Portfolio which resolved certain, but not all, claims in the actions against J.C. Penney Company, Inc., Tailored Brands, Inc., and The Container Store Group, Inc. As part of the license agreement, BazaarVoice, Inc. issued to CXT a promissory note in the principal amount of $250,000 in two installment payments each in the amount of $125,000, without interest, as follows: the first installment payment in the amount of $125,000 on July 7, 2019, and; the second installment payment in the amount of $125,000 on October 7, 2019. Our revenue for the period ended June 30, 2019 includes revenue from this license. The action against The Container Store Group, Inc. is currently stayed pending settlement.

On July 16, 2019, M-Red Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Panasonic Corporation.

Results of Operations

Three and six months ended June 30, 2019 and 2018

Revenues for the three months ended June 30, 2019 were approximately $1,013,000, a decrease of approximately $5,193,000, or 84%, from the comparable period of 2018, which were approximately $6,206,000. Revenues for the six months ended June 30, 2019 were approximately $1,388,000, a decrease of approximately $5,675,000, or 80%, from the comparable period of 2018, which was approximately $7,063,000. We generated revenue from patent fees of approximately $992,000 and approximately $1,362,000 for the three and six months ended June 30, 2019, respectively, from settlements in the CXT portfolio actions and anchor structure portfolio actions. We generated revenue from patent fees of approximately $6,200,000 and $7,049,000 for the three and six months ended June 30, 2018, respectively, from settlements in the power management/bus controller portfolio actions. As discussed above, the timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources and to Intelligent Partners who has an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Operating expenses for the three months ended June 30, 2019 decreased by approximately $4,552,000, or 83%, compared to the three months ended June 30, 2018. Operating expenses for the six months ended June 30, 2019 decreased by approximately $5,066,000, or 77%, compared to the six months ended June 30, 2018. Our principal operating expense for both the three and six months ended June 30, 2019 was litigation and licensing expenses of approximately $579,000 and $845,000, respectively, which represent fees payable to attorneys and third-party funding sources associated with the power management portfolio settlements and are reflected as cost of revenues. These fees became payable as a result of settlement agreements that provided for a recovery. The total settlement recovery is included in revenue and the associated costs are treated as cost of revenue. When the settlement funds are disbursed we receive the net amount due us after deducting the associated settlement costs. We had settlement costs of $5,210,000 and approximately $6,009,000 for the three and six months ended June 30, 2018, respectively.

Other income (expense) for the three and six months ended June 30, 2019 included a loss on the derivative liability associated with the options granted pursuant to our agreement with Intelligent Partners of $395,000 and $560,000, respectively. We realized a gain of $25,000 and $15,000 on derivative liability for the three and six months ended June 30, 2018, respectively. Other income reflects interest expense of approximately $212,000 and approximately $374,000 for the three and six months ended June 30, 2019, respectively, and approximately $157,000 and approximately $307,000 for the three and six months ended June 30, 2018. The increase in interest expense reflects the interest accrued on our note to Intelligent Partners.

During the period we incurred income tax expense of approximately $0 and $225 for the three and six months ended June 30, 2019, compared to approximately $990,000 and $1,040,000 for the three and six months ended June 30, 2018. The decrease in income tax expense primarily reflect foreign income taxes related to foreign source patent licensing fees. We did not incur foreign income tax expenses in the three and six months ended June 30, 2019.

As a result of the foregoing, we realized net loss of approximately $499,000, or $0.00 per share (basic and diluted) and approximately $1,039,000, or $0.00 per share (basic and diluted), for the three and six months ended June 30, 2019, respectively, compared to net loss of approximately $375,000, or $0.00 per share (basic and diluted), and approximately $828,000 for the three and six months ended June 30, 2018, respectively.

Liquidity and Capital Resources

At June 30, 2019, we had current assets of approximately $705,000, and current liabilities of approximately $7,439,000. Our current liabilities include approximately $275,000 payable to Intellectual Ventures, loans payable of approximately $4,379,000 (net of discount of approximately $293,000) and accrued interest of approximately $116,500 payable to Intelligent Partners, as transferee of the notes initially issued to United Wireless, and loans payable of $163,000 and accrued interest of approximately $290,000 due to former directors and minority stockholders. As of June 30, 2019, we have an accumulated deficit of approximately $19,700,000 and a negative working capital of approximately $6,734,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of $0 for the three and six months ended June 30, 2019 and approximately $990,000 and approximately $1,040,000 for the three and six months ended June 30, 2018, respectively.

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

Revenue Recognition

We recognize revenue in accordance with ASC Topic 606, “Revenue from Contracts with Customers.” Revenue is recognized when control of the promised goods or services is transferred to customers at an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. Under Topic 606, revenue is recognized when there is a contract which has commercial substance which is approved by both parties and identifies the rights of the parties and the payment terms. We adopted Topic 606 as of January 1, 2018, using the modified retrospective transition method, with no impact on the consolidated financial position or results of operations.

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

Going Concern

We have an accumulated deficit of approximately $19,700,000 and negative working capital of approximately $6,734,000 as of June 30, 2019. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and Intelligent Partners, as transferee of United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2019, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of June 30, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 14, 2019

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer