Form 10-K
period 2019-12-31
QUEST PATENT RESEARCH CORP
filed 2020-03-27
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $8,426,843 as of June 29, 2019.

As of March 27, 2020, the registrant had 383,038,334 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;
●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;
●	The effect of the COVID-19 pandemic on our ability to generate revenue from our intellectual property; including reduced court schedules which give a lower priority to legal action such as those we file and the ability or willingness of defendants to reach a settlement on our claims;
●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to pay the promissory notes which we issued in connection with our purchase of patent rights which mature in September 2020 and which we may issue in connection with any other intellectual property rights we may acquire;
●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;
●	Our ability to obtain litigation funding to enable us to seek to protect our intellectual property rights, particularly our recently-acquired intellectual property rights, through litigation when necessary, including the willingness of potential financing sources to make advances in view of the economic effects COVID-19 pandemic and the resulting business closures;
●	Our ability to identify and acquire intellectual property rights for innovative technologies for which there is a significant potential market, including our ability to negotiate to obtain such rights in view of the economic effects COVID-19 pandemic and the resulting business closures;
●	The effect of any adverse decision in any action one of our subsidiaries may commence, including the award of legal fees in favor of a defendant, which may result in the bankruptcy of the subsidiary;
●	Our ability to recoup any investment which we may make to acquire or generate revenue from intellectual property rights;
●	The effects on our business, financial conditions and ownership of proprietary rights in the event of any breach by us of our agreements with United Wireless Holdings, Inc. (“United Wireless”), including our failure or inability to generate sufficient revenue to enable us to pay our obligations to Intelligent Partners, LLC (“Intelligent Partners”) as the holder of the notes, which are due on September 30, 2020;

ii

●	Our ability to increase our authorized common stock to enable us to satisfy our obligations to have sufficient authorized common stock with respect to potential conversion of our convertible notes;
●	The effect of legislation and court decisions on the ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;
●	The effects or perceived effects of the potential convertibility of convertible notes issued by us including the possibility of a Conversion Eligible Event of Default in the event that we do not have sufficient shares of common stock available for issuance upon conversion of the notes held by Intelligent Partners as transferee of United Wireless;
●	Our ability to obtain the funding that we require in order to acquire intellectual property and otherwise develop our business;
●	Our ability to reduce the cost of litigation through contingent fees with counsel or to obtain third-party financing to enable us to enforce our intellectual property rights through litigation or otherwise, which has the effect of significantly reducing the cash available to us as a result of any settlement;
●	The results or anticipated results of litigation by or against us, including any actions or motions by defendants seeking legal fees or any other recovery from us in the event that a court decision is against us or otherwise does not uphold our intellectual property rights;
●	The effects on us in the event that any party against which we commence litigation obtains a judgement against one of our subsidiaries and seeks to foreclose on the intellectual property owned by the subsidiary which may result in a default under our loan agreement with United Wireless.
●	The anticipated or actual results of our operations;
●	Events or conditions relating to the enforcement of intellectual property rights generally;
●	The development of a market for our common stock;
●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;
●	Any discrepancy between anticipated or projected results and actual results of our operations;
●	The market’s perception or our ability to continue to make our filings with the SEC in a timely manner;
●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and
●	Other matters not within our control.

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

iii

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

We generate revenue from two sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.
●	Licensed packaging sales, which relate to the sale of licensed products.

We previously received management fees for managing litigation related to our intellectual property rights. We do not currently receive these fees; we do not have any agreements that provide for such payments and we cannot assure you that we will generate revenue from such fees in the future.

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

We intend to develop our business by acquiring intellectual property rights, either in the form of ownership of or an exclusive license to the underlying intellectual property. Our goal is to enter into agreements with inventors of innovative technologies for which there may be a significant market for products which use or incorporate the intellectual property. We seek to purchase all of, or interests in, intellectual property in exchange for cash, securities of our company, the formation or a joint venture or separate subsidiary in which the owner has an equity interest, and/or interests in the monetization of those assets. Our revenue from this aspect of our business can be generated through licensing and, when necessary, which is typically the case, litigation. We engage in due diligence and a principled risk underwriting process to evaluate the merits and potential value of any acquisition, partnership or joint venture. We seek to structure the terms of our acquisitions in a manner that will achieve the highest risk-adjusted returns possible, in the context of our financial condition. In connection with the acquisition of intellectual property portfolios, we have granted the party providing the financing an interest in any recovery we have with respect to the intellectual property purchased with the financing, and we expect that we will have to continue to grant such interests until and unless we have generated sufficient cash from licensing our intellectual property to enable us to acquire additional intellectual property portfolios without outside financing. However, we cannot assure you that we will ever generate sufficient revenues to enable us to purchase additional intellectual property without third-party financing.

We employ a due diligence process before completing the acquisition of an intellectual property interest. We begin with an investment thesis supporting the potential transaction and then proceed to test the thesis through an examination of the critical drivers of the value of the underlying intellectual property asset. Such an examination focuses on areas such as title and inventorship issues, the quality of the drafting and prosecution of the intellectual property assets, legal risks inherent in licensing programs generally, the applicability of the invention to the relevant marketplace and other issues such as the effects of venue and other procedural issues. However, our financial position may affect our ability to conduct adequate due diligence with respect to intellectual property rights.

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

Effects of the COVID-19 Pandemic on our Business

Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown has affected the court system and, with courts operating on a reduced schedule. As a result, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. In addition, the effect of the COVID-19 and the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim.

The COVID-19 pandemic and the response to limit the spread of the infection may affect the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation. In addition, these factors may affect a law firms’ ability and willingness to provide us with legal services on a contingent or partial contingent.

Further, to the extent that holders of intellectual property rights see these factors impacting our ability to generate revenue from their intellectual property, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

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

In April and June 2014, as part of a structured licensing program, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. These cases were consolidated for trial. In June and August 2016 Quest Licensing Corporation entered into settlement agreements with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017, the Court granted the remaining defendants’ motion for summary judgment of non-infringement. On January 31, 2017, Quest Licensing Corporation filed a notice of appeal with the United States Court of Appeals for the Federal Circuit whereby Quest Licensing Corporation appealed the court’s order construing the terms of U.S. patent No. 7,194,468 as well as the court’s order granting defendants’ motion for summary judgment of non-infringement. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018 Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporations petition for rehearing and the funding agreement terminated. Through December 31, 2019, we did not receive any proceeds from the Mobile Data Portfolio.

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

As the exclusive licensee and manager of the manufacture and sale of licensed product, we coordinate the manufacture and sale of licensed products to end users; we contract for the manufacture and assembly of the product components, and we coordinate order receipt, fulfillment and invoicing. Revenues from the TurtlePakTM product sales were approximately $25,000 and $20,000 for the years ended December 31, 2019 and 2018, respectively. We continue to generate modest revenue from this product.

Universal Financial Data System

The invention describes a universal financial data system which allows its holder to use the device to access one or more accounts stored in the memory of the device as a cash payment substitute as well as to keep track of financial and transaction records and data, such as transaction receipts, in a highly portable package, such as a cellular device (the “Financial Data Portfolio”). The inventive universal data system is capable of supporting multiple accounts of various types, including but not limited to credit card accounts, checking/debit accounts, and loyalty accounts. Our wholly-owned subsidiary, Wynn Technologies Inc., acquired US Patent No. 5,859,419, from the owner, Sol Wynn. In January 2001, we filed a reissue application for the patent, and the United States Patent and Trademark Office issued patent RE38,137. This reissued patent, which contains 35 separate claims, replaces the original patent, which had seven claims. In February 2011, we entered into a new agreement with Sol Li (formerly Sol Wynn), pursuant to which we issued to Mr. Li a 35% interest in Wynn Technologies and warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.001 per share. These warrants expired unexercised. We also agreed that Mr. Li would receive 40% of the net licensing revenues generated by Wynn Technologies with respect to this patent, which is the only patent owned by Wynn Technologies. On December 17, 2018, Wynn Technologies, Inc. granted an exclusive license to the Financial Data Portfolio, including the right to enforce, to our wholly owned subsidiary, Quest NetTech. Under the agreement, Quest NetTech receives 100% of the net proceeds, as defined by the agreement. On April 11, 2019 Quest NetTech Corporation merged with Wynn Technologies, Inc. with Quest NetTech Corporation being the surviving entity with Mr. Li having a 35% interest. On April 12, 2019, Quest NetTech brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Apple, Inc.

Through December 31, 2019, we did not generate any revenue from the Financial Data Portfolio.

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

Through December 31, 2019, we did not generate any revenue from the rich media patents.

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

In March 2018, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against Acer Inc., Schneider Electric, Sharp Corporation, AsusTek Computer Inc., and Bose Corporation. In April 2018, the actions against Acer Inc., Schneider Electric and Bose Corporation were dismissed. In April 2018, Mariner IC brought patent infringement actions in the United States District Court for the Eastern District of Texas against TiVo Corporation and Huawei Device Co., Ltd et. al. In August 2018, the action against Huawei Device Co., Ltd et. al. was voluntarily dismissed. In September 2018, Mariner IC brought a patent infringement action in the United States District Court for the Eastern District of Texas against Huawei Device Co., Ltd et. al. All suits were settled and dismissed in 2019 and our revenue for the year ended December 31, 2019 includes revenue from these settlements. We did not generate license fees from the Anchor Structure Portfolio in 2018.

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

In May 2018, Semcon brought patent infringement actions in the United States District Court for the Eastern District of Texas against Amazon.com, Inc., AsusTeK Computer Inc., TCT Mobile International Limited et. al., Kyocera Corporation, LVMH Moet Hennessy Louis Vuitton, SE, Shenzhen OnePlus Science & Technology Co., Ltd., and Michael Kors Holdings Ltd. Trials have been docketed in the TCT Mobile and Shenzhen OnePlus actions for September 14, 2020 and December 7, 2020, respectively. All hearing and trial dates are subject to change at the discretion of the court. The Asus and LVMH actions were stayed pending settlement.

The Michael Kors, Kyocera and Amazon actions were settled in 2019, and our revenue for the year ended December 31, 2019 includes revenue from these settlements. Revenue for 2018 includes license fees from the Power Management/Bus Control Portfolio.

Diode on Chip Portfolio

This portfolio, which is the third portfolio which we acquired from Intellectual Ventures and transferred to a newly-formed subsidiary, IC Kinetics Inc., consists of three United States patents and one pending continuation application which cover technology relating to on-chip temperature measurement for semiconductors. As of December 31, 2019, we did not generate any revenue from this portfolio.

CXT Portfolio

This portfolio consists of thirty United States patents and three pending continuation applications which cover technology relating to systems and methods of operating an accessible information database which provides for inventory evaluation, filtering according to preferences, alternative product recommendations, and access to a database of consumer feedback/evaluation.

In April 2018 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Academy Ltd., The Container Store Group, Inc. and Pier 1 Imports, Inc. In May 2018 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Conn’s, Inc., Fossil Group, Inc., JC Penney Company, Inc., Stage Stores, Inc. and Tailored Brands, Inc. In May 2019, CXT brought patent infringement actions in the United States District Court for the Eastern District of Texas against Harbor Freight Tools USA, Inc., Hallmark.com, LLC, Retail Concepts, Inc. and CC Filson Co. In August 2019, CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Neiman Marcus Group Ltd., General Nutrition Corporation and Steve Madden, Ltd.

As of December 31, 2019, the actions against Academy Ltd., Fossil Group, Inc., JC Penney Company, Inc., Tailored Brands, Inc., Harbor Freight Tools USA, Inc., Hallmark, CC Filson, General Nutrition, Steve Madden, Ltd. and Neiman Marcus Group Ltd. are pending. The actions against Conn’s is stayed pending settlement and the actions against The Container Store, Pier 1 Imports and Stage Stores have been settled. Revenue for the year ended December 31, 2019 incudes revenue from these settlements. We did not generate revenue from the CXT Portfolio in 2018.

CMOS Portfolio

This portfolio consists of eleven United States patents and sixteen foreign patents which cover technology relating to digital image sensor technology systems and methods which PIS acquired on January 26, 2018.

In April 2018 PIS brought patent infringement actions in the United States District Court for the District of Delaware against Lenovo Group Ltd., AsusTek Computer Inc., Lorex Technology Inc., and NETGEAR, Inc. As of December 31, 2019, all actions had been settled and revenue for the year ended December 31, 2019 incudes revenue from these settlements. We did not generate revenue from the CXT Portfolio in 2018.

M-RED Portfolio

This portfolio consists of sixty United States patents and eight foreign patents which cover technology relating to processor and power management which M-RED acquired on March 15, 2019.

On April 29, 2019, M-Red brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc. and Acer Inc. On July 16, 2019, M-Red Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Panasonic Corporation. A Markman claim construction hearing in the Panasonic action is scheduled for May 21, 2020 with trial scheduled to commence on November 2, 2020. All dates are subject to change by the Court.

We did not generate revenue from the CXT Portfolio in 2019.

Competition

We encounter and expect to continue to encounter competition in the areas of intellectual property acquisitions for the sake of licensure from both private and publicly traded companies that engage in intellectual property monetization activities. Such competitors and potential competitors include companies seeking to acquire the same intellectual property assets and intellectual property rights that we may seek to acquire. Entities such as Acacia Research Corporation, Document Security Systems, Inc., Intellectual Ventures, Wi-LAN, Conversant IP, VirnetX Holding Corporation, Network-1 Security Solutions, Round Rock Research LLC, IPValue Management Inc., Pendrell Corporation , Finjan Holdings, Inc., Inventergy Global, Inc., Netlist Inc., Parkervision Inc., Spherix Incorporated, Intelligent Partners, Walker Innovation, Inc. and others derive all or a substantial portion of their revenue from intellectual property monetization activities, and we expect more entities to enter the market. Most of our competitors have longer operating histories and significantly greater financial resources and personnel than we have.

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

Intellectual Property Rights

We have ten intellectual property portfolios: financial data, mobile data, Turtle Pak, anchor structure, power management/bus control, diode on chip, rich media, CXT, CMOS and M-RED. The following table sets forth information concerning our patents and other intellectual property. Each patent or other intellectual property right listed in the table below that has been granted is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. In the table below, the anchor structure portfolio is referred to as Mariner, the power management/bus control portfolio is referred to as Semcom, and the diode on chip portfolio is referred to as IC.

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial Data	US Patent	RE38,137	Programmable multiple company credit card system	1/11/2001	6/10/2003	9/28/2015
Mobile Data	US Patent	7,194,468	Apparatus and method for supplying information	4/13/2000	3/20/2007	4/13/2020
Mobile Data	US Patent	9,288,605	Apparatus and method for supplying information	11/12/2009	3/15/2016	4/13/2020
Mobile Data	US Patent	9,913,068	Apparatus and method for supplying information	3/15/2013	3/6/2018	7/20/2021
Mobile Data	US Application	15/877,820	Apparatus and method for supplying information	1/23/2018	5/31/2018	N/A
Turtle Pak	US Patent	6,490,844	Film wrap packaging apparatus and method	6/21/2001	12/10/2002	7/10/2021
Turtle Pak	US Trademark	74709827	Turtle pak - design plus words, letters, and/or numbers	8/1/1995	6/4/1996	N/A
Mariner	US Patent	5,650,666	Method and apparatus for preventing cracks in semiconductor die	11/22/1995	7/22/1997	11/22/2015
Mariner	US Patent	5,846,874	Method and apparatus for preventing cracks in semiconductor die	2/28/1997	12/8/1998	11/22/2015
Semcon	US Patent	7,100,061	Adaptive power control	1/18/2000	8/29/2006	1/18/2020

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Semcon	US Patent	7,596,708	Adaptive power control	4/25/2006	9/29/2009	1/18/2020
Semcon	US Patent	8,566,627	Adaptive power control	7/14/2009	10/22/2013	1/18/2020
Semcon	US Patent	8,806,247	Adaptive power control	12/21/2012	8/12/2014	1/18/2020
Semcon	PCT Application	PCT/US2001/001684	Adaptive power control	1/16/2001	7/26/2001	N/A
Semcon	Reexam Certificate	7,100,061C1	Adaptive power control	6/13/2007	8/4/2009	N/A
Semcon	US Patent	5,978,876	System and method for controlling communications between subsystems	4/14/1997	11/2/1999	4/14/2017
IC	US Patent	7,118,273	System for on-chip temperature measurement in integrated circuits	4/10/2003	10/10/2006	4/10/2023
IC	US Patent	7,108,420	System for on-chip temperature measurement in integrated circuits	10/7/2004	9/19/2006	4/10/2023
IC	US Patent	9,222,843	System for on-chip temperature measurement in integrated circuits	9/23/2011	12/29/2015	4/10/2023
IC	US Application	16/537,200	System for on-chip temperature measurement in integrated circuits	8/9/2019	11/28/2019	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, systems, and processes for the design and creation of rich media applications via the internet	02/09/2001	02/14/2006	10/16/2023
CXT	US Patent	7,103,568	Online product exchange system	2/23/2004	9/5/2006	8/8/2015
CXT	US Patent	7,933,806	Online product exchange system with price-sorted matching products	9/11/2006	4/26/2011	8/8/2015
CXT	US Patent	8,024,226	Product exchange system	11/6/2006	4/26/2011	8/8/2015
CXT	US Patent	5,983,220	Suppporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	11/14/1996	11/9/1999	11/14/2016
CXT	US Patent	6,463,431	Database evaluation system suppporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	6/25/1999	10/8/2002	11/14/2016
CXT	US Patent	5,940,807	Automated and independently accessible inventory information exchange system	5/28/1997	8/17/1999	5/23/17
CXT	US Patent	6,081,789	Automated and independently accessible inventory information exchange system	1/8/1999	6/27/2000	5/23/17
CXT	US Patent	6,601,043	Automated and independently accessible inventory information exchange system	6/26/2000	7/29/2003	5/23/17
CXT	US Patent	6,011,537	System for delivering and simultaneously displaying primary and secondary information, and for displaying only the secondary information during interstitial space	1/27/1998	1/4/2000	1/27/2018

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CXT	US Patent	7,133,835	Online exchange market system with a buyer auction and a seller auction	10/30/1995	11/7/2006	5/27/2018
CXT	US Patent	6,412,012	System, method, and article of manufacture for making a compatibility aware recommendation to a user	12/23/1998	6/25/2002	12/23/2018
CXT	US Patent	6,493,703	System and method for implementing intelligent online community message board	5/11/1999	12/10/2002	5/11/2019
CXT	US Patent	6,571,234	System and method for managing online message board	5/11/1999	5/27/2003	5/11/2019
CXT	US Patent	6,721,748	Online content provider system and method	5/13/2002	4/13/2004	5/11/2019
CXT	US Patent	6,778,982	Online content provider system and method	2/20/2003	8/17/2004	5/11/2019
CXT	US Patent	6,804,675	Online content provider system and method	3/17/2003	10/12/2004	5/11/2019
CXT	US Patent	7,159,011	System and method for managing an online messaging board	8/16/2004	1/2/2007	5/11/2019
CXT	US Patent	7,162,471	Content query system and method	8/16/2004	1/9/2007	5/11/2019
CXT	US Patent	RE43,835	Online content tabulating system and method	2/22/2007	11/27/2012	5/11/2019
CXT	US Patent	RE45,661	Online content tabulating system and method	11/20/2012	9/1/2015	5/11/2019
CXT	US Patent	7,065,494	Electronic customer service and rating system and method	6/25/1999	6/20/2006	6/25/2019
CXT	US Patent	7,340,411	System and method for generating, capturing, and managing customer lead information over a computer network	10/20/2003	3/4/2008	8/2/2021
CXT	US Patent	8,260,806	Storage, management and distribution of consumer information	6/29/2007	9/4/2012	10/17/2021
CXT	US Patent	7,487,130	Consumer-controlled limited and constrained access to a centrally stored information account	1/6/2006	2/3/2009	11/7/2021

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CXT	US Patent	7,016,877	Consumer-controlled limited and constrained access to a centrally stored information account	11/7/2001	3/21/2006	2/22/2023
CXT	US Patent	7,257,581	Storage, management and distribution of consumer information	8/6/2001	8/14/2007	6/2/2023
CXT	US Patent	7,467,141	Branding and revenue sharing models for facilitating storage, management and distribution of consumer information	8/20/2001	12/16/2008	8/11/2023
CXT	US Patent	7,016,875	Single sign-on for access to a central data repository	10/9/2001	3/21/2006	8/19/2023
CXT	US Patent	8,566,248	Initiation of an information transaction over a network via a wireless device	11/20/2001	10/22/2013	6/17/2026
CXT	US Patent	9,928,508	Single sign-on for access to a central data repository	1/6/2006	3/27/18	5/22/2027
CMOS	US Patent	6,624,404	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	11/26/2001	9/23/2003	12/30/2019
CMOS	Korean Patent	KR10-0303774	Method for fabricating cmos image sensor	12/30/1998	7/13/2001	12/30/2018
CMOS	US Patent	6,348,361	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	12/30/1999	2/19/2002	12/30/2019
CMOS	US Patent	6,184,055	CMOS image sensor with equivalent potential diode and method for fabricating the same	2/26/1999	2/6/2001	2/26/2019
CMOS	Chinese Patent	CNZL99105588.8	Complementary mos image sensor and making method thereof	2/28/1999	10/13/2004	2/27/2019
CMOS	Chinese Patent	CNZL200310104488.4	Image sensing device and its manufacturing method	2/28/1999	3/26/2008	2/27/2019
CMOS	German Patent	DE19908457.2	Photodiode used in cmos image sensing device	2/26/1999	11/28/2013	2/26/2019
CMOS	French Patent	FR2775541	Photodiode for use in a cmos image sensor and method for fabricating the same	3/1/1999	8/2/2002	3/1/2019
CMOS	French Patent	FR2779870	Photodiodes for image sensors	3/1/1999	5/13/2005	3/1/2019
CMOS	United Kingdom Patent	GB2334817	Photodiode for use in a cmos image sensor and method for fabricating the same	3/1/1999	7/1/2003	3/1/2019
CMOS	United Kingdom Patent	GB2383900	CMOS image sensor and method for fabricating the same	3/1/1999	8/20/2003	3/1/2019
CMOS	Japanese Patent	JP4390896	CMOS image sensor and manufacture thereof	3/1/1999	10/16/2009	3/1/2019
CMOS	Korean Patent	KR10-0278285	CMOS image sensor and manufacturing method thereof	2/24/1999	10/18/2000	2/24/2019
CMOS	Taiwanese Patent	TWI141677	CMOS image sensor with equivalent potential diode	3/22/1999	10/1/2001	3/21/2019
CMOS	US Patent	6,180,969	CMOS image sensor with equivalent potential diode	2/26/1999	1/30/2001	2/26/2019
CMOS	US Patent	6,563,187	CMOS image sensor integrated together with memory device	6/29/1999	5/13/2003	6/29/2019
CMOS	US Patent	6,949,388	CMOS image sensor integrated together with memory device	5/12/2003	9/27/2005	11/9/2019
CMOS	Korean Patent	KR10-0464955	CMOS image sensor integrated with memory device	6/29/1998	12/24/2004	6/29/2018
CMOS	US Patent	6,627,929	Solid state ccd image sensor having a light shielding layer	6/13/2001	9/30/2003	10/13/2018

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CMOS	Korean Patent	KR10-0263473	Solid state image device and fabrication method thereof	2/16/1998	5/17/2000	2/16/2018
CMOS	US Patent	6,300,157	Solid state image sensor and method for fabricating the same	10/13/1998	10/9/2001	10/13/2018
CMOS	US Patent	7,113,203	Method and system for single-chip camera	5/7/2002	9/26/2006	5/13/2022
CMOS	US Patent	6,706,550	Photodiode having a plurality of PN junctions and image sensor having the same	10/16/2002	3/16/2004	2/26/2019
CMOS	Japanese Patent	JP4139931	Pinned photodiode of image sensor, and its manufacture	6/28/1999	6/20/2008	6/28/2019
CMOS	Korean Patent	KR10-0275123	Pinned photodiode of image sensor and manufacturing method thereof	6/29/1998	9/19/2000	6/29/2018
CMOS	Taiwanese Patent	TWI133257	Photodiode having a plurality of PN junctions and image sensor having the same	6/30/1999	5/28/2001	6/29/2019
CMOS	US Patent	6,489,643	Photodiode having a plurality of PN junctions and image sensor having the same	6/28/1999	12/3/2002	6/28/2019
M-RED	US Patent	6,853,259	Ring oscillator dynamic adjustments for auto calibration	8/15/2001	2/8/2005	8/15/2021
M-RED	US Patent	7,068,557	Ring oscillator dynamic adjustments for auto calibration	1/25/2005	6/27/2006	8/15/2021
M-RED	US Patent	7,209,401	Ring oscillator dynamic adjustments for auto calibration	5/2/2006	4/24/2007	8/15/2021
M-RED	US Patent	6,221,682	Method and apparatus for evaluating a known good die using both wire bond and flip-chip interconnects	5/28/1999	4/24/2001	5/28/2019
M-RED	US Patent	RE43,607	Method and apparatus for evaluating a known good die using both wire bond and flip-chip interconnects	5/31/2007	8/28/2012	12/31/2019
M-RED	US Patent	6,177,843	Oscillator circuit controlled by programmable logic	5/26/1999	1/23/2001	5/26/2019
M-RED	US Patent	6,628,171	Method, architecture and circuit for controlling and/or operating an oscillator	1/23/2001	9/30/2003	5/26/2019
M-RED	US Patent	6,831,690	Electrical sensing apparatus and method utilizing an array of transducer elements	12/7/1999	12/14/2004	12/7/2019
M-RED	US Patent	7,511,754	Electrical sensing apparatus and method utilizing an array of transducer elements	10/26/2004	3/31/2009	2/7/2022
M-RED	US Patent	6,498,399	Low dielectric-constant dielectric for etchstop in dual damascene backend of integrated circuits	9/8/1999	12/24/2002	9/8/2019
M-RED	US Patent	6,744,311	Switching amplifier with voltage-multiplying output stage	4/23/2002	6/1/2004	4/23/2022

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,646,465	Programmable Logic Device Including Bi-Directional Shift Register	2/7/2002	11/11/2003	2/7/2022
M-RED	US Patent	6,721,310	Multiport non-blocking high capacity atm and packet switch	11/2/2001	4/13/2004	11/2/2021
M-RED	US Patent	6,456,183	Inductor for Integrated Circuit	2/24/2000	9/24/2002	2/24/2020
M-RED	US Patent	6,838,970	Inductor for Integrated Circuit	7/26/2002	1/4/2005	9/30/2020
M-RED	US Patent	6,459,135	Monolithic Integrated Circuit Incorporating An Inductive Component And Process For Fabricating Such An Integrated Circuit	3/15/2000	10/1/2002	3/15/2020
M-RED	US Patent	6,388,322	Article comprising a mechanically compliant bump	1/17/2001	5/14/2002	1/17/2021
M-RED	US Patent	6,458,411	Method of making a mechanically compliant bump	10/5/2001	10/1/2002	1/17/2021
M-RED	US Patent	6,506,648	Method of fabricating a high power RF field effect transistor with reduced hot electron injection and resulting structure	9/2/1998	1/14/2003	6/27/2019
M-RED	US Patent	6,735,422	Calibrated DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/2/2000	5/11/2004	10/2/2020
M-RED	US Patent	6,674,998	System and method for detecting and correcting phase error between differential signals	12/21/2000	1/6/2004	10/2/2020
M-RED	US Patent	6,891,440	Quadrature oscillator with phase error correction	12/21/2000	1/6/2004	8/8/2022
M-RED	US Patent	6,763,228	Precision automatic gain control circuit	12/21/2001	7/13/2004	10/3/2021
M-RED	US Patent	6,748,200	Automatic gain control system and method for a ZIF architecture	4/4/2003	6/8/2004	10/2/2020
M-RED	US Patent	RE42,799	Packet acquisition and channel tracking for a wireless communication device configured in a zero intermediate frequency architecture	6/27/2008	10/4/2011	1/22/2023
M-RED	US Patent	6,560,448	DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/2/2000	5/6/2003	8/29/2021
M-RED	US Patent	6,448,910	Method and apparatus for convolution encoding and viterbi decoding of data that utilize a configurable processor to configure a plurality of re-configurable processing elements	3/26/2001	9/10/2002	3/26/2021

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	7,127,588	Apparatus and method for an improved performance VLIW processor	12/5/2000	10/24/2006	3/17/2022
M-RED	US Patent	6,757,752	Micro Controller Development System	1/14/2002	6/29/2004	1/14/2022
M-RED	US Patent	6,509,646	Apparatus For Reducing An Electrical Noise Inside A Ball Grid Array Package	5/22/2000	1/21/2003	5/22/2020
M-RED	US Patent	6,365,970	Bond Pad Structure And Its Method Of Fabricating	12/10/1999	4/2/2002	12/10/2019
M-RED	US Patent	6,912,601	Method of programming PLDs using a wireless link	6/28/2000	6/28/2005	5/11/2022
M-RED	US Patent	6,496,054	Control signal generator for an overvoltage-tolerant interface circuit on a low voltage process	5/9/2001	12/17/2002	5/9/2021
M-RED	US Patent	6,194,279	Fabrication method for gate spacer	6/28/1999	2/27/2001	6/28/2019
M-RED	US Patent	6,281,554	Electrostatic discharge protection circuit	3/20/2000	8/28/2001	3/20/2020
M-RED	US Patent	6,657,263	MOS transistors having dual gates and self-aligned interconnect contact windows	6/28/2001	12/2/2003	3/24/2020
M-RED	US Patent	6,461,908	Method of manufacturing a semiconductor device	4/10/2001	10/8/2002	4/10/2021
M-RED	US Patent	6,737,995	Clock and data recovery with a feedback loop to adjust the slice level of an input sampling circuit	4/10/2002	5/18/2004	4/18/2022
M-RED	US Patent	6,747,522	Digitally controlled crystal oscillator with integrated coarse and fine control	5/3/2002	6/8/2004	5/17/2022
M-RED	US Patent	6,275,116	Method, circuit and/or architecture to improve the frequency range of a voltage controlled oscillator	6/8/1999	8/14/2001	6/8/2019
M-RED	US Patent	6,608,763	Stacking system and method	9/15/2000	8/19/2003	5/24/2021
M-RED	US Patent	6,404,043	Panel stacking of BGA devices to form three-dimensional modules	6/21/2000	6/11/2002	6/21/2020
M-RED	US Patent	6,472,735	Three-dimensional memory stacking using anisotropic epoxy interconnections	4/5/2001	10/29/2002	6/27/2020
M-RED	US Patent	6,544,815	Panel stacking of BGA devices to form three-dimensional modules	8/6/2001	4/8/2003	6/21/2020
M-RED	US Patent	6,566,746	Panel stacking of BGA devices to form three-dimensional modules	12/14/2001	5/20/2003	6/21/2020
M-RED	US Patent	6,878,571	Panel stacking of BGA devices to form three-dimensional modules	12/11/2002	4/12/2005	4/30/2021

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,627,984	Chip stack with differing chip package types	7/24/2001	9/30/2003	7/24/2021
M-RED	US Patent	6,908,792	Chip stack with differing chip package types	10/3/2002	6/21/2005	2/21/2022
M-RED	US Patent	6,205,524	Multimedia arbiter and method using fixed round-robin slots for real-time agents and a timed priority slot for non-real-time agents	9/16/1998	3/20/2001	9/16/2018
M-RED	US Patent	6,157,978	Multimedia round-robin arbitration with phantom slots for super-priority real-time agent	1/6/1999	12/5/2000	9/16/2018
M-RED	US Patent	6,117,750	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively	12/21/1998	9/12/2000	12/21/2018
M-RED	US Patent	6,429,098	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively, and multilayer products obtained	9/11/2000	8/6/2002	12/21/2018
M-RED	US Patent	6,134,176	Disabling a defective element in an integrated circuit device having redundant elements	11/24/1998	10/17/2000	11/24/2018
M-RED	US Patent	6,366,998	Reconfigurable functional units for implementing a hybrid vliw-simd programming model	10/14/1998	4/2/2002	10/14/2018
M-RED	US Patent	6,401,217	Method For Error Recognition In A Processor System	7/22/1998	6/4/2002	7/22/2018
M-RED	US Patent	6,169,028	Method for fabricating metal interconnected structure	1/26/1999	1/2/2001	1/26/2019
M-RED	US Patent	6,190,981	Method for fabricating metal oxide semiconductor	2/3/1999	2/20/2001	2/3/2019
M-RED	US Patent	6,130,823	Stackable ball grid array module and method	2/1/1999	10/10/2000	2/1/2019
M-RED	US Patent	6,208,004	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	8/19/1998	3/27/2001	8/19/2018
M-RED	US Patent	6,479,362	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	2/14/2001	11/12/2002	8/19/2018
M-RED	Korean Patent	KR10-0796825	Method of manufacturing a semiconductor device	4/3/2001	6/24/2009	4/3/2021
M-RED	British Patent	GB0930382	Process for obtaining a layer of single crystal germanium or silicon on single crystal silicon or germanium substrate respectively, and multilayer products thus obtained	12/9/1998	8/21/2002	12/9/2018

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	Italian Patent	IT0930382	Process for obtaining a layer of single crystal germanium or silicon on single crystal silicon or germanium substrate respectively, and multilayer products thus obtained	12/9/1998	8/21/2002	12/9/2018
M-RED	Korean Patent	KR10-0633947	Method of fabricating a high power rf field effect transistor with reduced hot electron injection and resulting structure	8/17/1999	10/4/2006	8/17/2019
M-RED	French Patent	FR2791470	Monolithic Integrated Circuit Comprising An Inductor And A Method Of Fabricating The Same	3/23/1999	6/1/2001	3/23/2019
M-RED	French Patent	FR2790328	Inductive Component, Integrated Transformer, In Particular For A Radio Frequency Circuit, And Associated Integrated Circuit With Such Inductive Component Or Integrated Transformer	2/26/1999	4/20/2001	2/26/2019
M-RED	Japanese Patent	JP4846167	Method of manufacturing a semiconductor device	4/3/2001	10/21/2011	4/3/2021
M-RED	Japanese Patent	JP5051939	Electric sensor device, method for generating electric signal from array of converter element	12/5/2000	8/3/2012	12/5/2020

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

Agreements with United Wireless

Summary

As of December 31, 2019, United Wireless had transferred the note and assigned all of its remaining rights under the agreements to Intelligent Partners. As a result, Intelligent Partners holds the rights under the notes and the agreements we signed with United Wireless. Intelligent Partners is an affiliate of United Wireless.

On October 22, 2015, we entered into a series of agreements with United Wireless:

Pursuant to a securities purchase agreement between us and five of our subsidiaries (Quest Licensing Corporation, Wynn Technologies, Inc., Mariner IC Inc., Semcon IP Inc., and IC Kinetics Inc.), at the closing, United Wireless agreed to lend us a total of $4,250,000. As of December 31, 2019 United Wireless has lent us $3,900,000, of which $3,000,000 was used to purchase the intellectual property from Intellectual Ventures in three annual installments of $1,000,000, with the final installment in November 2017, $25,000 was used to purchase intellectual property from IV 34/37 and the balance of $875,000 was used for working capital, including expenses relating to the agreements with United Wireless. Pursuant to the loan agreement, we issued to United Wireless our 10% promissory notes. The terms of the notes are described under “Promissory Notes.”

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

All of the notes to be issued to United Wireless, whether in respect of the purchase of the patent rights from Intellectual Ventures or for working capital, will have the same terms and conditions, including default provisions and conversion rights. In the event that certain events of default, which are called Conversion Eligible Events of Default, shall have occurred and are continuing on the date a $1,000,000 payment is due to Intellectual Ventures, United Wireless shall have the obligation to make the payment, and immediately upon the United Wireless’ payment to Intellectual Ventures, we shall be deemed to have assigned, transferred and conveyed to United Wireless and/or its nominee full, absolute and unconditional title to and ownership of the stock of three subsidiaries that hold the patents acquired from Intellectual Ventures, and our obligations on the notes including the conversion rights, to the extent that the notes relate to the payment of the purchase price of the patents from Intellectual Venture, terminate, and United Wireless will have no further obligation to make working capital loans to us. On November 15, 2017, when the last payment was made to Intellectual Venture, no Conversion Eligible Event of Default had occurred. As of the December 31, 2019, of the approximately $4,790,590 note that is outstanding, $3,000,000 relates to the purchase of the patents from Intellectual Ventures, $25,000 relates to the purchase of intellectual property from IV 34/37, $875,000 relates to working capital, including expenses relating to the agreement with United Wireless, approximately $773,000 relates to interest accrued through, and added to principal on September 30, 2016, 2017 and 2018 in accordance with the terms of the note and $117,780 relates to interest accrued through December 31, 2019.

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

Research and Development

Research and development expense are incurred by us in connection with the evaluation of patents. We did not incur research and development expenses during 2019 or 2018.

Employees

As of March 27, 2020, we have no employees other than our two officers, only one of whom, Mr. Jon Scahill, our chief executive officer and president, is full time. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through 2019, we generated a cumulative loss of more than $19,969,000 on cumulative revenues of less than $17,150,000 and our losses are continuing. Our total assets were approximately $5,159,000 at December 31, 2019, of which approximately $2,754,000 represented the book value of patents we acquired from Intellectual Ventures and its affiliates. At December 31, 2019, we had a working capital deficiency of approximately $7,141,000, and our continuing losses are generating an increase in our negative working capital. We cannot give assurance that we can or will ever operate profitably.

Our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2019. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2019.

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

Unless we generate significant revenue from our intellectual properties, we may be unable to pay the notes we incurred in connection with our recent intellectual property purchase. As of December 31, 2019, we owed approximately $4,791,000 to Intelligent Partners as holder of the notes representing loans and accrued interest, including capitalized interest. The notes are due September 30, 2020. Unless we generate revenue either from our existing intellectual property portfolio, including the patent rights we acquired from the Intellectual Ventures Entities, or from any new intellectual property portfolios which we may acquire in the future, we do not expect to have the funds necessary to pay principal and interest on the notes. If we are not able to make payment when due, we may not be able to continue in business and it may be necessary for us to seek protection under the Bankruptcy Act. We cannot assure you that we will be able to generate the revenue necessary to pay Intelligent Partners.

If we breach certain obligations under our agreement with United Wireless, including our failure to pay the notes when due or have sufficient authorized common stock for potential conversion of our notes due to Intelligent Partners, the notes may become convertible. Under our agreement pursuant to which we issued the notes held by Intelligent Partners, in the event that certain events of default, which are called Conversion Eligible Events of Default, occur, any outstanding notes become convertible into common stock at a conversion price equal to 90% of the closing sale price of our common stock on the trading day immediately preceding the date the Intelligent Partners, as transferee of United Wireless, gives notice of conversion. Conversion Eligible Events of Default include, among other events,

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

Our business may be impaired by the effects of the COVID-91 pandemic and the effects of the response to the pandemic. Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown has affected the court system and, with courts operating on a reduced schedule. As a result, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. In addition, the effect of the COVID-19 and the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim.

The COVID-19 pandemic and the response to limit the spread of the infection may affect the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation. In addition, these factors may affect a law firms’ ability and willingness to provide us with legal services on a contingent or partial contingent.

Further, to the extent that holders of intellectual property rights see these factors impacting our ability to generate revenue from their intellectual property, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

We are dependent upon our chief executive officer. We are dependent upon Jon Scahill, our chief executive officer and president and sole full-time employee, for all aspects of our business including locating, evaluating and negotiating for intellectual property rights from the owners, managing our intellectual property portfolios, engaging in licensing activities and monetizing the rights through licensing and managing and monitoring any litigation with respect to our intellectual property as well as defending any actions by potential licensees seeking a declaratory judgment that they do not infringe. The loss of Mr. Scahill would materially impair our ability to conduct our business. Although we have an employment agreement with Mr. Scahill, the employment agreement does not ensure that Mr. Scahill will remain with us.

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

Because Intelligent Partners holds a security interest in almost all of our intellectual property and the proceeds from our intellectual property, we may not be able to raise funds through a debt financing. Pursuant to our agreements with United Wireless, we granted United Wireless a security interest in the stock of our subsidiaries that hold the intellectual property acquired from Intellectual Ventures and in the proceeds from the monetization of the intellectual property acquired from Intellectual Ventures and our mobile data and financial data portfolios. The security interest is held by Intelligent Partners, as transferee of the notes initially issued to United Wireless. The inability to grant a security interest in these assets to a new lender would materially impair our ability to obtain debt financing for our operations, and may also impair our ability to obtain financing to acquire additional intellectual property rights.

Because of our financial condition and our having generated a loss from operations in 2019 and very modest income from operations in 2018 from our existing portfolios, we may not be able to obtain intellectual property rights to the most advanced technologies. In order to generate meaningful revenues from intellectual property rights, we need to be able to identify, negotiate rights to and offer technologies for which there is a developing market. Because of our financial condition and the terms under which we obtain financing for our litigation, resulting in neither a loss from operations nor modest income from operations from our existing intellectual property portfolios, we may be unable to negotiate rights to technology for which there which will be a strong developing market, or, if we are able to negotiate agreements for such intellectual property, the terms of our purchase or license may not be favorable to us. Accordingly, we cannot assure you that we will be able to acquire intellectual property rights to the technology for which there is a strong market demand.

Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition. Our ability to grow depends, in large part, on our ability to acquire interests in intellectual property, including patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, we intend to engage in acquisitions to expand our intellectual property portfolios and we intend to continue to explore such acquisitions. Such acquisitions are subject to numerous risks, including the following:

●	our failure to have sufficient funding to enable us to make the acquisition, together with the terms on which such funding is available, if at all;
●	our failure to have sufficient personal to satisfy the seller that we have the personnel to monetize the assets we propose to acquire;
●	dilution to our stockholders to the extent that we use equity in connection with any acquisition;
●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;
●	difficulty integrating the operations, technology and personnel of the acquired entity;
●	our inability to achieve the anticipated financial and other benefits of the specific acquisition;
●	difficulty in maintaining controls, procedures and policies during the transition and monetization process;
●	diversion of our management’s attention from other business concerns, especially considering that we have only one full-time employee/officer; and
●	our failure, in our due diligence process, to identify significant issues, including issues with respect to patented technologies and intellectual property portfolios, and other legal and financial contingencies.

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

Risks Concerning our Common Stock

Our notes held by Intelligent Partners, as transferee of United Wireless, will become convertible at a conversion price equal to 90% of the market price of the stock on the date the holder of the notes gives notice of conversion in the event of certain defaults under the notes. Although the notes that held by Intelligent Partners, as transferee of United Wireless, are not presently convertible, they become convertible upon certain events of default. If the notes become convertible, the holders of the notes can convert the notes in part from time to time at 90% of the market price at the time of conversion. The ability, or the potential ability, of the holder to convert the notes into common stock at a price which is less than the market price on the date of conversion could result in significant downward pressure on the price of our common stock. If the notes become convertible, the possible additional dilution resulting from the issuance of shares of common stock on conversion of the notes, together with the below market conversion price, could result in continued downward pressure on our stock price until the notes are paid in full. Further, even though we increased our authorized common stock to 10,000,000,000 shares in June 2017, the possibility that the notes may become convertible in the future could also have a negative impact on the market price of our common stock.

If the notes issued held by Intelligent Partners become convertible, we may not have sufficient authorized common stock to enable us to fulfill our obligation to issue common stock on conversion of the notes. Because there is no fixed conversion price, it is possible that, even though we increased our authorized common stock to 10,000,000,000 shares in June 2017, we cannot assure you that we will continue to have sufficient shares of authorized common stock to permit conversion. Although we have an obligation to increase our authorized common stock further in the event that 10,000,000,000 authorized shares are not sufficient, we cannot assure you that we will be able to obtain stockholder approval of such an increase. The failure to be able to deliver common stock on conversion would be a further default under the notes and could result in our obligation to pay damages to the note holders.

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the OTCQB marketplace under the symbol “QPRC.” The OTCQB market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTCQB “is for early-stage and developing U.S. and international companies. To be eligible, companies must be current in their reporting and undergo an annual verification and management certification process. Companies must meet $0.01 bid test and may not be in bankruptcy.” There is a limited trading market for our common stock and our common stock has frequently traded for less than $0.01. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

Because our common stock is a penny stock, you may have difficulty selling our common stock in the secondary trading market. Our common stock fits the definition of a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks. Many brokers do not trade in penny stocks and stock that are not listed on a stock exchange.

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

Our stock price may be volatile and your investment in our common stock could suffer a decline in value. As of the date of this annual report, there has only been limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;
●	the effect of the COVID-19 pandemic and the response to the pandemic on the market both generally and on penny stock;
●	the market’s perception as to our ability to generate positive cash flow or earnings from our intellectual property portfolios;
●	changes in our or securities analysts’ estimate of our financial performance;
●	our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;
●	the market’s perception of the effects of legislation or court decisions on our business;
●	the market’s perception that a defendant may obtain a judgement against a subsidiary and foreclose on the intellectual property of the subsidiary, which may result in a default under our agreement with United Wireless;
●	the effects or perceived effects of the potential convertibility of convertible notes issued by us;
●	the results or anticipated results of litigation by or against us;
●	the anticipated or actual results of our operations;
●	events or conditions relating to the enforcement of intellectual property rights generally;
●	changes in market valuations of other intellectual property marketing companies;
●	any discrepancy between anticipated or projected results and actual results of our operations;

●	the market’s perception or our ability to continue to make our filings with the SEC in a timely manner;
●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and
●	other matters not within our control.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our common stock trades on the OTCQB market under the symbol QPRC. Any over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Stockholders of Record

As of March 27, 2020, we had 438 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2019.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
As of December 31, 2019
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (1)	—	$—	80,000,000
Total	—	$—	80,000,000

A summary of the status of our equity grants and changes is set forth below:

(1)	On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan pursuant to which we can issue up to 150,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. At December 31, 2019, 80,000,000 shares are available under the plan.

No warrants or options were granted or exercised in 2019.

Recent sales of unregistered securities.

We did not sell any unregistered securities during 2019.

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

We generate revenue from two sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.
●	Licensed packaging sales, which relate to the sale of licensed products.

We previously received management fees for managing litigation related to our intellectual property rights. We do not currently receive these fees, we do not have any agreements that provide for such payments and we cannot assure you that we will generate revenue from such fees in the future.

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

Our agreements with our funding sources have typically provided that the funding source pay the litigation costs and receive a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. To the extent that our counsel represents us on a contingent fee basis, our recovery would also be reduced by the percentage of the settlement payable to counsel. Under our agreements with Intelligent Partners, as the assignee of United Wireless, and under the terms of our agreements to purchase certain intellectual property portfolios, a portion of our recovery may be payable to Intelligent Partners or the seller of the intellectual property rights. All of these payments, which are reflected as cost of revenues, significantly reduce the net payment to us.

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

In December 2018, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to support our structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and we have no other obligation to the third party. As of December 31, 2019, the third party funding source advanced $150,000 for costs and expenses, and has no further obligation to provide additional funds. Under the terms of the funding agreement, the third party funder is entitled to a priority return of funds advanced from net proceeds recovered.

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

Acquisition of Patents; Agreements with United Wireless

United Wireless transferred its note and assigned all of its remaining rights under the agreements to Intelligent Partners, which is an affiliate of United Wireless. As a result, Intelligent Partners holds the rights under the notes and the agreements we signed with United Wireless.

On October 22, 2015, we acquired three patent portfolios from Intellectual Ventures, which we assigned to three newly-formed subsidiaries. We paid the purchase price of $3,000,000 with the proceeds of three loans from United Wireless, each in the amount of $1,000,000, with the third and final payment being made on November 15, 2017. Pursuant to our agreements with United Wireless:

●	We sold to United Wireless 50,000,000 shares of common stock for $250,000.
●	We borrowed a total of $3,900,000 from United Wireless through December 31, 2019, for which we issued our 10% promissory notes due September 30, 2020. Of this amount, $3,000,000 was paid directly to Intellectual Ventures as the purchase price of the patents we purchased from Intellectual Ventures, $25,000 was paid to IV 34/37 as the initial payment for the purchase of intellectual property and $875,000 was paid to us for working capital, including costs of the financing. As of December 31, 2019 we owe Intelligent Partners, $4,790,590, which represents the notes issues and interest accrued through, and added to principal on September 30, 2016, 2017 and 2018 in accordance with the terms of the note and $117,780 relates to interest accrued through December 31, 2019.
●	We granted United Wireless an option to purchase a total of 50,000,000 shares of common stock.
●	We entered into a monetization proceeds agreement pursuant to which we gave United Wireless a 15% interest in the net monetization proceeds, as defined in the agreement, generated from both the patents acquired from Intellectual Ventures and our financial data and mobile data portfolios, which continues as long as we receive revenue, whether from litigation or otherwise, from these patents.

●	We granted United Wireless a security interest in the proceeds of the patents acquired from Intellectual Ventures and IV 34/37 and our financial data and mobile data portfolios and a pledge of the stock of the three subsidiaries that own the patents we acquired from Intellectual Ventures.
●	In the event that certain events of default, which are called Conversion Eligible Events of Default, have occurred, the outstanding notes become convertible at a conversion price equal to 90% of the closing sale price of our common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion.

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

At present, we are pursuing litigation with respect to our power management/bus control portfolio, CXT portfolio and MRED portfolio. We cannot estimate when or whether we will receive any revenue from these litigations, or whether, in the event we do not prevail, the defendant will not obtain an award of legal fees against our plaintiff subsidiary which could result in the bankruptcy of the subsidiary and a default under our agreement with United Wireless. The actions are described in Item 1. Business.

If we are unable to monetize our patents, we cannot assure you that we will be able to pay the notes held by Intelligent Partners, as transferee of United Wireless, which could result in our inability to continue in business and could result in our bankruptcy.

Results of Operations

Years Ended December 31, 2019 and 2018

The following table shows the revenue and cost of revenue from our two categories of revenue for the years ended December 31, 2019 and 2018:

	Year ended December 31,
	2019		2018
Revenues:
Patent licensing fees	4,117,895	99.4%	7,049,000	99.7%
Licensed packaging sales	$25,274	0.6%	$20,004	0.3%
Total	4,143,169	100.0%	7,069,004	100.0%

Cost of revenues:
Cost of sales	4,520	0.13%	3,689	0.06%
Litigation and licensing expenses	3,383,948	99.81%	6,071,608	99.83%
Management support services	2,093	0.06%	6,774	0.11%
Total	3,390,561	100.0%	6,082,071	100.0%

Revenues for the year ended December 31, 2019 were $4,143,169, as compared with $7,069,004 in 2018, a decrease of $2,925,835, or approximately 41%. The decrease in 2019 principally reflects a decrease in patent licensing fees of $2,931,105. Our licensing fees reflect the settlement of litigation for infringement of our patent rights. These fees are one-time fees, with the result that there is no continuity of revenues from period to period, and any revenue we generate in future period will be solely dependent upon the results of pending and future litigation. We cannot assure you that we will generate any revenue from patent licensing fees in the future. The patent licensing fees of $4,117,895 in 2019 resulted from the licensing and settlements of Power Management/Bus Control Portfolio, the CXT Portfolio, the Anchor Structure Portfolio and the CMOS Portfolio litigations. Our revenue, at least in the near future if not longer, may be affected by factors relating to the COVID-19 pandemic. See “Item 1. Business – Effects of the COVID-19 Pandemic on our Business.” The licensing fees for 2018 resulted from the settlement of actions relating to the Power Management/Bus Control Portfolio. In addition, licensed sales increased approximately $5,000.

Cost of revenues was approximately $3,391,000 for 2019 as compared with approximately $6,082,000 for 2018. Our cost of revenue includes expenses which we incurred in connection with our pending litigations and fees we pay to litigation funding sources, legal counsel and pursuant to monetization proceeds agreements in connection with license fees. Cost of revenues for 2019 includes approximately $3,384,000 of litigation and licensing fees paid to litigation funding sources and legal counsel in connection with the Power Management/Bus Control, the CXT Portfolio, the Anchor Structure Portfolio and the CMOS Portfolio licenses, approximately $2,000 for management support services in connection with management of the Mobile Data Portfolio, and approximately $5,000 relating to TurtlePakTM. Cost of revenues for 2018 includes approximately $6,072,000 of litigation and licensing fees paid in connection with the Power Management/Bus Control licenses, approximately $7,000 for management support services in connection with management of the Mobile Data Portfolio litigation, and approximately $4,000 relating to TurtlePakTM.

Selling, general, and administrative expenses for 2019 increased by approximately $264,000, or approximately 29%, from approximately $958,000 in 2018 to approximately $1,222,000 in 2019. Our principal selling, general and administrative expense for 2019 and 2018 was amortization expense of approximately $529,000 and approximately $438,000 for 2019 and 2018, respectively, related to amortization of the patent assets acquired from Intellectual Ventures in October 2015, IV 34/37 in July 2017, and IV 62/71 and IV 64 in January 2018. Selling, general and administrative expenses also reflect executive compensation, which was approximately $300,000 for 2019 and 2018.

Other expense consists primarily of interest expense of approximately $808,000 in 2019 as compared with approximately $651,000 in 2018. In 2019, we recognized a $55,000 loss on derivative liability as compared with a loss on derivative liability of $450,000 in 2018. Other expense in 2019 also reflect a $28,000 gain on forgiveness of debt, we did not have a similar gain in 2018. Because it is possible that we will not have sufficient authorized shares of common stock to satisfy our obligations in the event that the notes to United Wireless become convertible, we have classified the options issued to United Wireless and other options and warrants that were then outstanding as derivative liabilities. See Note 4 of Notes to Consolidated Financial Statements.

As a result of the foregoing we had a net loss of approximately $1,309,000, or $0.00 per share (basic and diluted) for 2019 compared to net loss of approximately $2,110,000, or $0.01 per share (basic and diluted), for 2018.

Liquidity and Capital Resources

At December 31, 2019, we had current assets of approximately $2,405,000, current liabilities of approximately $9,545,000. Our current liabilities include approximately $569,000 payable to Intellectual Ventures, approximately $4,483,000 payable to Intelligent Partners and loans payable of $147,000 and accrued interest of approximately $270,000 due to former directors and minority stockholders. As of December 31, 2019, we have an accumulated deficit of approximately $19,969,000 and a negative working capital of approximately $7,141,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC. Because our agreements with our litigation funding sources do not require us to make any payments relating to the litigation, we do not incur expenses with respect to litigation covered by the funding sources.

For 2019, we had cash flow from operations $746,523 in our operations, reflecting our loss of $1,310,295, which was offset principally by depreciation and amortization of our intellectual property rights of $529,486, amortization of debt discount on the loan from United Wireless of $349,691, an increase in accounts receivable of $1,850,375, an increase in account payable and accrued liabilities of $954,806,and decreased by the $55,000 loss on derivative liability, and increased by a gain on forgiveness of debt of $27,628 and accrued but unpaid interest of $8,700.

For 2018, we used cash of $378,635 in our operations, reflecting our loss of $2,111,860, which was offset principally by depreciation and amortization of our intellectual property rights of $437,720, interest accrued and not paid of $443,782, amortization of debt discount on the loan from United Wireless of $207,306, a decrease in accounts receivable of $2,846 and an increase in account payable of $191,392, and decreased by the $450,000 gain on derivative liability.

Cash flow from financing activities in both 2019 and 2018 related to loans from United Wireless of $0 in 2019 and $250,000 in 2018. Cash flows from financing activities in 2018 also include proceeds of $150,000 from the sale to a third party litigation funder of future revenues from our litigation funded by the third party. Under the agreement, the third party receives an interest in the net proceeds, as defined in the agreement, from such litigation, and we have no other obligation to the third party. In 2019 cash flow from financing activities included repayments to the third party in the amount of approximately $130,000. In 2019 cash flow from financing activities also included payment of purchase price of patents of approximately $156,000.

In 2019, non-cash investing and financing activities consisted of an account payable of $1,238,219, representing the $1,500,000 payment due to Intellectual Ventures, net of $75,000 advanced at closing and imputed interest of $336,781. In 2018, we had no non-cash investing and financing.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

Historically, our only source of financing was loans from officers and directors. In October 2015, we entered into an agreement with United Wireless, pursuant to which, as of December 31, 2019 we had borrowed $3,900,000 from United Wireless and United Wireless has no further obligation to provide us with additional loans, as described under “Item 1. Business – Agreements with United Wireless.”

We have agreements with funding sources which are providing litigation financing in connection with our pending litigations relating to our anchor structure, power management/bus control, CMOS and M-RED portfolios. We cannot predict the success of any pending or future litigation. Our obligations on our notes to Intelligent Partners are not contingent upon the success of any litigation. If we fail to generate a sufficient recovery in these actions (net of any portion of any recovery payable to the funding source or our legal counsel) in a timely manner to enable us to pay Intelligent Partners on the present loans, we would be in default under our agreements with United Wireless. The agreements with the funding sources provide we have no obligation to the funding source with respect to legal expenses in connection with litigation covered by the funding sources until and unless there is a recovery, in consideration of which the funding sources will participate in any recovery which is generated. To the extent that litigation counsel provides services on a contingent fee or partial contingent fee basis, counsel may also participate in the recovery. Our agreements with United Wireless provide that United Wireless also participates in any recovery. To the extent that the funding source, counsel or United Wireless participate in any recovery, the amount allocated to us is reduced. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets.

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

Critical Accounting Policies

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

Revenue Recognition

We adopted ASC Topic 606, Revenue from Contracts with Customers as of January 1, 2018 using the modified retrospective transition method. The core principle of the revenue recognition standard is that a company should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. The following five steps are applied to achieve that core principle:

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

In general, we are required to make certain judgments and estimates in connection with the accounting for revenue contracts with customers. Such areas may include identifying performance obligations in the contract, estimating the timing of satisfaction of performance obligations, determining whether a promise of consideration, whether a license to intellectual property or an entitlement to payment of a percentage of net proceeds, is distinct from other promised goods or services, evaluating whether consideration transfers to a customer at a point in time or over time, allocating the transaction price to separate performance obligations, determining whether contracts contain a significant financing component, and estimating revenues recognized at a point in time for licensed sales.

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

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. We recorded an allowance for doubtful accounts of $0 as of December 31, 2019 and December 31, 2018, respectively.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment was recorded for the either the year ended December 31, 2019 or of the year ended December 31, 2018.

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

Beneficial Conversion Features

We evaluate the conversion feature for whether it was beneficial as described in ASC 470-30. The intrinsic value of a beneficial conversion feature inherent to a convertible note payable, which is not bifurcated and accounted for separately from the convertible note payable and may not be settled in cash upon conversion, is treated as a discount to the convertible note payable. This discount is amortized over the period from the date of issuance to the date the note is due using the effective interest method. If the note payable is retired prior to the end of its contractual term, the unamortized discount is expensed in the period of retirement to interest expense. In general, the beneficial conversion feature is measured by comparing the effective conversion price, after considering the relative fair value of detachable instruments included in the financing transaction, if any, to the fair value of the shares of common stock at the commitment date to be received upon conversion.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of approximately $5,000 and $1,039,000 for the years ended December 31, 2019 and 2018, respectively.

Stock-based Compensation

We account for stock-based compensation pursuant to ASC 718, “Compensation — Stock Compensation,” which prescribes accounting and reporting standards for all stock-based payment transactions in which employee services, and, since January1, 2019, non-employee services, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), to provide a new comprehensive model for lease accounting under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance-sheet leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance.

We adopted Topic 842 as of January 1, 2019 using the modified retrospective transition method with no impact on the consolidated financial position or results of operations.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

We have an accumulated deficit of approximately $19,969,000 and negative working capital of approximately $7,141,000 as of December 31, 2019. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, the possible effect of a judgement against one or more of our subsidiaries for legal fees; our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain, and our use of the funds from funding sources relating to the monetization of our intellectual property may not be available for working capital purposes. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-balance Sheet Arrangements

We have no off-balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2019, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2019, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2019, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2019.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2019, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jon C. Scahill	43	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	52	Chief technology officer and director
Dr. William Ryall Carroll	44	Director

Prior to January 2016, our directors were elected to serve for a term of one year until our next annual meeting of the stockholders or unless he resigns earlier. On January 22, 2016, following approval by the stockholders, we amended and restated our certificate of incorporation. Our amended and restated certificate of incorporation provides for a classified board of directors. Our classified board of directors has three classes of directors – Class I directors, Class II directors and Class III directors. The Class I director has a term of which expires in 2020, the Class II director has a term which expired in 2018, and the Class III director has a term which expires in 2019. Directors are elected for a term of three years. Since we did not have an annual meeting of stockholders in 2019, the Class II and Class III directors continue in office until the next meeting of stockholders.

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2019 and 2018, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation	Total
		($)	($)	($)	($)	($)	($)	($)	($)
Jon Scahill,	2019	$300,000	-	-	-	-	-	-	$300,000
CEO and President	2018	300,000	-	-	-	-	-	-	300,000

[1]	Represents the value of 60,000,000 shares granted to Mr. Scahill in 2017.

Employment Agreements

Pursuant to the restated employment agreement, dated November 30, 2014, we agreed to employ Jon C. Scahill as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. In March 2016, the board of directors increased Mr. Scahill’s annual salary to $300,000, effective January 1, 2016. Mr. Scahill is entitled to a bonus if we meet or exceed performance criteria established by the compensation committee. In August 2016, the board of directors approved annual bonus compensation to Mr. Scahill equal to 30% of the amount by which our consolidated income before income taxes exceeds $500,000, but, if we are subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). Mr. Scahill is also eligible to participate in any executive incentive plans which we may adopt. Pursuant to the agreement, we issued to Mr. Scahill warrants to purchase 60,000,000 shares, representing the warrants that had been previously covered in his prior employment agreement but which had never been issued, and we issued to Mr. Scahill a restricted stock grant for 30,000,000 shares which vested on January 15, 2015. In the event that we terminate Mr. Scahill’s employment other than for cause or as a result of his death or disability, we will pay him severance equal to his salary for the balance of the term and, if he received a bonus for the previous year, an amount equal to that bonus, as well as continuation of his insurance benefits. Mr. Scahill also waived accrued compensation of $1,167,705, representing his accrued salary for periods prior to January 1, 2014. The restated employment agreement also includes mutual general releases between Mr. Scahill and us. In March 2016, the board of directors permitted Mr. Scahill to devote a portion of his time on a part-time basis as a contract partner or counsel for a New York City law firm as long as such activities did not interfere with his duties as our president and chief executive officer. Since March 1, 2017, Mr. Scahill no longer performs services at the law firm. In March 2020, the Company adopted a SEP IRA plan for its employees. Mr. Scahill is our only employee covered by the plan.

Pension Benefits

In March 2020, we adopted a SEP IRA plan for our employees. Mr. Scahill is our only employee covered by the plan. Under the plan, any contributions made by us reduce the compensation due to the participant on a dollar-for-dollar basis. As a result, the plan does not increase the compensation payable by us to participants. The administrative costs of the plan are not significant.

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

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards granted to and held by the officers as of December 31, 2019.

Directors’ Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board has, and may in the future, award stock grants or options to purchase shares of common stock to our directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his services as a director for 2019.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Timothy J. Scahill	$-	$-	$-
Dr. William Ryall Carroll	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of March 27, 2020, by:

●	Each director;
●	Each current officer named in the summary compensation table;
●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and
●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of March 27, 2020.

Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class

Jon C. Scahill	91,000,000	23.8%
Andrew C. Fitton(2) 515 Congress Avenue, Suite 1850 Austin, TX 78701	85,000,000	22.2%
Intelligent Partners, LLC (3) 515 Congress Avenue, Suite 1850 Austin, TX 78701	50,000,000	13.1%
Michael R. Carper (4) 515 Congress Avenue, Suite 1850 Austin, TX 78701	65,000,000	17.0%
Tomas Arce 3463 State Street Suite 327 Santa Barbara, CA 93105	26,699,627	7.0%
Dr. William Ryall Carroll	5,484,633	1.4%
Timothy J. Scahill	5,105,000	1.3%
All officers and directors as a group (three individuals)	101,589,633	26.5%

(1)	The address of Mr. Jon C. Scahill, Dr. Carroll and Mr. Timothy J. Scahill is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.

(2)	Represents (a) 35,000,000 shares owned by Mr. Fitton and (b) 50,000,000 shares issuable upon exercise of an option held by Intelligent Partners.

(3)	Represents 50,000,000 shares of common stock issuable upon exercise of options held by Intelligent Partners. Andrew C. Fitton and Michael R. Carper, as the members of Intelligent Partners, have the right to vote and dispose of the shares owned by Intelligent Partners.

(4)	Represents (a) 15,000,000 shares owned by Mr. Carper and (b) 50,000,000 shares issuable upon exercise of an option held by Intelligent Partners.

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

Managed Services Team LLC, an entity for which Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We are obligated to pay for these services at usual and customary rates. The cost of these services for 2019 and 2018 was approximately $464 and $794, respectively.

Director Independence

Dr. Carroll is an “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Malone Bailey, LLP, for each of our last two fiscal years for the categories of services indicated.

	Fiscal Year Ended December 31
	2019	2018

Audit fees	$55,000	$55,000
Audit – related fees	0	0
Tax fees	0	0
All other fees	1,500	1,500

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

Date: March 27, 2020

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, chief executive officer, acting chief financial officer and president	March 27, 2020
Jon C. Scahill	(principal executive, financial and accounting officer)

/s/ Timothy J. Scahill	Director	March 27, 2020
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	March 27, 2020
Dr. William Ryall Carroll

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Houston, Texas

March 27, 2020

Quest Patent Research Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2019	2018
ASSETS
Current assets
Cash and cash equivalents	$537,198	$166,911
Accounts receivable	1,850,375	-
Other current assets	17,180	2,343
Total current assets	2,404,753	169,254

Patents, net of accumulated amortization of $1,617,762 and $1,088,280, respectively	2,754,354	2,045,618

Total assets	$5,159,107	$2,214,872
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$3,362,932	$338,748
Loans payable – third party	147,000	163,000
Purchase price of patents, current portion	569,386	100,000
Loan payable – related party, net of unamortized discount and debt issuance costs of $189,705 and $379,948, respectively	4,483,105	4,292,862
Accrued interest – loans payable related party	117,780	117,780
Accrued interest - loans payable third party	270,185	281,514
Derivative liability	595,000	540,000
Total current liabilities	9,545,388	5,833,904
Non-current liabilities
Contingent funding liabilities	20,378	150,000
Purchase price of patents, net of unamortized discount of $282,503 and $105,172, respectively	1,442,497	769,829
Total liabilities	11,008,263	6,753,733
Stockholders’ deficit
Preferred stock, par value $0.00003 per share – authorized 10,000,000 shares – no shares issued and outstanding
Common stock, par value $0.00003 per share; authorized 10,000,000,000 at December 31, 2019 and 2018; shares issued and outstanding 383,038,334 at December 31, 2019 and 2018	11,491	11,491
Additional paid-in capital	14,107,782	14,107,782
Accumulated deficit	(19,968,668)	(18,659,892)
Total Quest Patent Research Corporation deficit	(5,849,395)	(4,540,619)
Non-controlling interest in subsidiary	239	1,758
Total stockholders’ deficit	(5,849,156)	(4,538,861)
Total liabilities and stockholders’ deficit	$5,159,107	$2,214,872

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2019	2018
Revenues
Patent licensing fees	$4,117,895	$7,049,000
Licensed packaging sales	25,274	20,004
	4,143,169	7,069,004
Operating expenses
Cost of revenues:
Cost of sales	4,520	3,689
Litigation and licensing expenses	3,383,948	6,071,608
Management support services	2,093	6,774
Selling, general and administrative expenses	1,222,024	957,571

Total operating expenses	4,612,585	7,039,642

Income (loss) from operations	(469,416)	29,362

Other expense
Loss on derivative liability	(55,000)	(450,000)
Gain on forgiveness of debt	27,628	-
Interest expense	(808,273)	(651,088)
Total other expense	(835,645)	(1,101,088)

Net loss before income tax	(1,305,061)	(1,071,726)

Income tax	(5,234)	(1,040,134)

Net loss	(1,310,295)	(2,111,860)
Net income attributable to non-controlling interest in subsidiary	1,519	1,461
Net Loss Attributable to Quest Patent Research Corporation	$(1,308,776)	$(2,110,399)
Net loss per share – Basic and Diluted	$(0.00)	$(0.01)
Weighted average shares outstanding – Basic and Diluted	383,038,334	383,038,334

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2017	383,038,334	11,491	14,107,782	(16,549,493)	3,219	(2,427,001)
Net loss	-	-	-	(2,110,399)	(1,461)	(2,111,860)
Balances as of December 31, 2018	383,038,334	11,491	14,107,782	(18,659,892)	1,758	(4,538,861)
Net loss	-	-	-	(1,308,776)	(1,519)	(1,310,295)

Balances as of December 31, 2019	383,038,334	$11,491	$14,107,782	$(19,968,668)	$239	$(5,849,156)

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2019	2018

Cash flows from operating activities:
Net loss	(1,310,295)	$(2,111,860)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	349,691	207,306
Loss on derivative liability	55,000	450,000
Loss (gain) on forgiveness of debt	(27,628)	-
Depreciation and amortization	529,486	437,720

Changes in operating assets and liabilities
Accounts receivable	(1,850,375)	2,846
Accrued interest – loans payable related party	(25,000)	427,482
Accrued interest – loans payable third party	16,300	16,300
Other current assets	(14,837)	179
Accounts payable and accrued expenses	3,024,181	191,392

Net cash provided by/(used in) operating activities	746,523	(378,635)

Cash flows from investing activities:
Purchase of patents	(75,000)	(20,000)
Net cash used in investing activities	(75,000)	(20,000)

Cash flows from financing activities:
Proceeds from loans	-	250,000
Repayment of purchase price of patents	(155,614)	-
Loan payable – third party	(16,000)	-
Proceeds/(repayment) from sale of future revenues	(129,622)	150,000
Net cash from/(used in) financing activities	(301,236)	400,000

Net increase (decrease) in cash and cash equivalents	370,287	1,365

Cash and cash equivalents at beginning of year	166,911	165,546

Cash and cash equivalents at end of year	$537,198	$166,911

Non Cash Investing and Financing Activities
Accounts payable for patent purchase, net of imputed interest of $336,781 and $0, respectively	$1,238,219	$-
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes, including foreign taxing authorities withheld taxes of $5,000 and $1,039,900 during the years ended December 31, 2019, and 2018 respectively.	$5,234	$1,040,134
Interest	467,280	—

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2019 and 2018.

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

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $0 as of December 31, 2019 and December 31, 2018, respectively.

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

Research and development

Research and development costs are expensed as incurred. We did not incur any research and development costs in the years ended December 31, 2019 and 2018.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2019 and 2018.

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of approximately $5,000 and $1,040,000 for the years ended December 31, 2019 and 2018, respectively.

Stock-based compensation

The Company recognizes stock-based compensation pursuant to ASC 718, “Compensation — Stock Compensation,” which prescribes accounting and reporting standards for all stock-based payment transactions in which employee services, and, since January 1, 2019, non-employee services, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Leases

In February 2016, the FASB issued ASU 2016-02, “Leases” (Topic 842), to provide a new comprehensive model for lease accounting under this guidance, lessees and lessors should apply a “right-of-use” model in accounting for all leases (including subleases) and eliminate the concept of operating leases and off-balance-sheet leases. Recognition, measurement and presentation of expenses will depend on classification as a finance or operating lease. Similar modifications have been made to lessor accounting in-line with revenue recognition guidance.

The Company adopted Topic 842 as of January 1, 2019 using the modified retrospective transition method with no impact on the consolidated financial position or results of operations.

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

Going Concern

During the period from 2008, when the Company changed its business to become an intellectual property management company, through 2019, the Company generated a cumulative loss of approximately $19,969,000. The Company’s total current assets were approximately $2,405,000 at December 31, 2019. At December 31, 2019, the Company had a working capital deficiency of approximately $7,141,000, and it had negative working capital at December 31, 2018 and 2017. The Company requires funding for its operations. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and there exists substantial doubt about the ability of the Company to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s debt at December 31, 2019 and 2018.

	December 31,	December 31,
	2019	2018
Short-term debt:
Loans payable – third party	$147,000	$163,000
Purchase price of patents – current portion	569,386	100,000
Net short-term debt	716,386	263,000

Loan payable – related party
Gross	4,672,810	4,672,810
Accrued Interest	117,780	117,780
Unamortized discount	(189,705)	(379,948)
Net loans payable – related party	$4,600,885	$4,410,642
Long-term liabilities:
Purchase price of patents
Gross	1,725,000	875,000
Unamortized discount	(282,503)	(105,171)
Net purchase price of patents – long-term	$1,442,497	$769,829
Contingent funding liabilities:
Gross	20,378	150,000
Net contingent funding liabilities	$20,378	$150,000

Short-term debt

The loan payable – third party is a demand loan made by former officers and directors, now unrelated third parties, and shareholders in the amount of $147,000. During the year ended December 31, 2019 the Company paid $16,000. The loans are payable on demand plus accrued interest at 10% per annum.

The loan payable – related party at December 31, 2019 represents the principal amount of the Company’s 10% note to Intelligent Partners, as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the principal amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015. The note payable to Intelligent Partners, as transferee of United Wireless, has been classified as a current liability as of December 31, 2019.

Interest on all notes issued pursuant to the securities purchase agreement, accrued through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. Accordingly, the accrued interest is included in loans payable, related party. Since September 30, 2018, the Company has been required to pay interest quarterly. During the year ended December 31, 2019 the Company paid approximately $467,000 in interest on the notes.

Because of its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the stock purchase agreement with United Wireless, the Company had no relationship with United Wireless.

Pursuant to the securities purchase agreement and the related agreements that were executed contemporaneously with the securities purchase agreement:

●	The Company borrowed a total of $250,000, $1,150,000 and $1,250,000 from United Wireless in 2018, 2017 and 2016, respectively, for which the Company issued its 10% promissory note due September 30, 2020. Notes in the amount of $1,000,000 were issued on October 22, 2015, September 30, 2016 and November 15, 2017 to pay Intellectual Ventures Assets 16, LLC (“Intellectual Ventures”) on account of the three installments of the purchase price of the patents purchased from Intellectual Venture (see Note 6), and the balance was paid in cash to the Company for working capital.

●	The Company sold United Wireless 50,000,000 shares of common stock for $250,000 on October 22, 2015.
●	The Company granted United Wireless an option to purchase 50,000,000 shares of common stock at varying exercise prices. See Note 5.
●	The Company entered into a monetization proceeds agreement pursuant to which United Wireless received the right to receive 15% of the net monetization proceeds received from (a) the patents acquired by the Company from Intellectual Ventures and (b) the patents in the Company’s mobile data and financial data intellectual property portfolios.
●	The Company’s obligations under the agreements with United Wireless, including the notes and the monetization proceeds agreement, are secured by a pledge of the stock of the three subsidiaries that hold the patents acquired from Intellectual Ventures and by the proceeds from the intellectual property represented by (i) the patents acquired from Intellectual Ventures and (ii) the intellectual property in the mobile data and financial data portfolios.
●	Although the notes have no conversion rights, if a Conversion Eligible Event of Default occurs, the notes become convertible at a conversion price equal to 90% of the closing sale price of the Company’s common stock on the principal market on which the common stock is trading on the trading day immediately preceding the date the holder gives notice of conversion. Management has evaluated the conversion feature for derivative accounting consideration under ASC Topic 815-40, Derivatives and Hedging – Contracts in Entity’s Own Stock and concluded that it meets the criteria for classification in stockholders’ equity. The note contains a limitation on conversion whereby it is convertible except to the extent that the number of shares of the Company’s common stock to be issued upon such conversion exceeds the number of authorized but unissued shares of Common Stock; provided, that the Company shall then promptly seek stockholder approval of an amendment to the Company’s Certificate of Incorporation increasing its authorized Common Stock to at least the sum of the number of shares of Common Stock outstanding plus the Required Reserve Amount. As a result of the potential inability to have sufficient available authorized common stock due to the reserve requirement, certain other outstanding instruments have been accounted for as derivative liabilities since January 22, 2016 (see Note 4). As a result of fluctuations in the Company’s stock price, from time to time, but never for a period exceeding 135 days, the Company had insufficient authorized shares of common stock necessary for United Wireless to convert its notes and exercise its options. On June 15, 2017, the Company amended its certificate of incorporation to increase its authorized common stock to 10,000,000,000 shares.
●	The Company has agreed that, as long as United Wireless’ stockholding in the Company exceed 10%, United has the right to designate one member of the board of directors and at such time and for as long as United’s stockholdings exceed 24.9%, United may nominate a second director to the board. Unless a Conversion Eligible Event of Default shall have occurred, United Wireless agreed not to seek to elect a majority of the board for a period of at least three years from the closing date. Although United Wireless transferred the shares of common stock to its stockholders as a dividend and transferred the options to an affiliate, United Wireless advised the Company that it did not assign the right to designate directors.
●	The holders of the notes also have the right to demand redemption of the notes at 110% of the principal amount of the note in the event of a change of control of the Company.

The fair value of the options (see Note 5) granted to United Wireless was $220,000 on grant date.

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

The allocation of proceeds resulted in a discount from the note payable of $188,023. In addition, the Company recognized a discount associated with the monetization agreement of $450,000. These discounts and debt issuance costs of $60,958, total $698,981, will be amortized and charged to interest expense over the life of the notes using the effective interest rate method. As of December 31, 2019 and December 31, 2018, $509,276 and $319,033 of the discount and debt issuance cost have been amortized, respectively. The effective interest rate on the notes, including the discount, is 33%.

Long term liabilities

The purchase price of patents at December 31, 2019 represents the non-current portion of minimum payments due under the agreements between:

(i)	CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and Intellectual Ventures Assets 34, LLC and Intellectual Ventures 37, LLC (“IV 34/37”) pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed, pursuant to an amendment dated January 26, 2018, that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. As of December 31, 2019, $600,000 and $194,386 of the minimum future cumulative distributions were presented as long-term and short-term debt, respectively, based on payment due dates. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. During the year ended December 31, 2019, CXT paid approximately $156,000 under the agreement.

(ii)	M-RED Inc. (“M-RED”), a wholly-owned subsidiary, and Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which at closing M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as we generate revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108. As of December 31, 2019, $1,125,000 and $375,000 of the minimum future cumulative distributions were presented as long-term and short-term debt, respectively, based on payment due dates. No affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

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

Under ASC 470, amounts recorded as debt shall be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of December 31, 2019, the effective interest rate was approximately 8.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. During the year ended December 31, 2019, we paid the third party approximately $130,000 under the funding agreement. Any future payments made to the investor will decrease the long-term debt balance accordingly. For the year ended December 31, 2019, the amortization amount is deemed immaterial.

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

As of December 31, 2019, and December 31, 2018, the aggregate fair value of the outstanding derivative liability was approximately $595,000 and $540,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the years ended December 31, 2019 and 2018:

	Year Ended
	December 31,
	2019	2018
Volatility	207-426%	388-426%
Risk-free interest rate	0.24%	0.64%
Expected dividends	-	-%
Expected term	0.75-4.70	1.75-4.70

The following schedule summarizes the valuation of financial instruments that are remeasured on a recurring basis at fair value in the balance sheets as of December 31, 2019 and 2018:

	Fair Value Measurements as of
	December 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	—	—	—	—	—	—
Liabilities
Conversion option derivative liability	—	—	595,000	—	—	540,000
Total liabilities	$—	$—	$595,000	$—	$—	$540,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of December 31, 2019
Balance - December 31, 2017	$90,000
Change in fair value	450,000
Balance – December 31, 2018	540,000
Change in fair value	55,000
Balance - December 31, 2019	$595,000

NOTE 5 – STOCKHOLDERS’ EQUITY

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2017	50,000,000	0.03	2.75
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2018	50,000,000	0.03	1.75
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2019	50,000,000	0.03	0.75

Options exercisable at end of year	50,000,000	0.03	-

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

As of December 31, 2019, there was no unamortized warrant expense.

A summary of the status of the Company’s stock warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2017	65,000,000	0.004	0.17
Granted	-	-	-
Cancelled	-	-	-
Expired	65,000,000	-	-
Exercised	-	-	-
Balance - December 31, 2018	-	-	-
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2019	-	-	-

Warrants exercisable at end of year	-	-	-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	December 31,		amortization period
	2019	2018	(years)
Patents	$5,595,000	$4,020,000	9.8
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(713,073)	(376,291)
Subtotal	4,372,116	3,133,898
Less: accumulated amortization	(1,617,762)	(1,088,280)
Net value of intangible assets	$2,754,354	$2,045,618	6.52

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2019 represent:

•	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years;
•	patents acquired in July 2017 pursuant to an obligation to pay 50% of net revenues to IV 34/37, against which $25,000 was paid in July 2017 and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years;
•	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71 against which CXT advanced $10,000 at closing;
•	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000, against which PIS advanced $10,000 at closing;
•	patents acquired in March 2019 pursuant to an obligation to pay 50% of net revenues to IV 113/108, against which $75,000 was paid in March 2019 and provided that in the event that, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108; the useful lives of the patents, at the date of acquisition, was approximately 9 years.

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

The Company assesses intangible assets for any impairment to the carrying values. As of December 31, 2019, management concluded that there was no impairment to the acquired assets. At December 31, 2019, the book value of the Company’s intellectual property was $2,754,354.

Amortization expense for patents comprised $529,486 and $437,720 for the years ended December 31, 2019 and 2018, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
2020	$553,779
2021	549,345
2022	495,742
2023	323,071
2024 and thereafter	832,417
Total	$2,754,354

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

The balance of the purchase price of the patents is reflected as follows:

Current Liabilities:	2019	2018
Purchase price of patents, current portion	569,386	$100,000
Unamortized discount
Non-current liabilities:
Purchase price of patents, long term	1,725,000	$875,000
Unamortized discount	(282,503)	(105,172)
Total current and non-current	2,011,883	869,828
Effective interest rate of Amortized over 2 years	9.6-12.5%	9.2-9.6%

Because the non-current minimum payment obligations of $1,725,000 are due over the next three years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2019	2018
Balance, beginning of year	$1,758	$3,219
Net income (loss) attributable to non-controlling interest	$(1,519)	$(1,461)
Balance, end of year	$239	$1,758

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2019, the Company has generated approximately $7,542,223 of net operating loss (“NOL”) carry forwards which will begin to expire in 2024. Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382. The Company has had significant equity transactions in both the current and prior periods. Due to this equity activity and the restrictions resulting under Section 382, most of the Company’s NOLs may not be available to offset future taxable income. Therefore, the Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

	December 31,
	2019	2018
Net operating loss carry forward	$1,960,978	$1,770,729
Intangible Assets	331,704	195,999
Valuation allowance	$(2,292,682)	$(1,966,728)
Balance, end of year	$-	$-

Tax expense consisted primarily of the following:

	December 31,
	2019		2018
Federal	$		$-
State		234	234
Foreign		5,000	1,039,900
Deferred		-	-
Total		$5,234	$1,040,134

The Company’s tax expense does not reflect the statutory rate since the Company’s deferred tax asset is fully offset by a valuation allowance. The statute of limitations is open for the tax years ending December 31, 2016 and thereafter.

The Company’s foreign tax expense reflects the tax withheld by the foreign jurisdiction on royalty income received by the Company and not exempt under the United States tax treaty, if any, with the respective foreign jurisdiction. In 2019 the Company was subject to foreign source withholding tax of 10% in the People’s Republic of China. In 2018 the Company was subject to foreign source withholding tax of 10% and 20% in the People’s Republic of China and the Republic of China, respectively.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 6 in connection with transactions with United Wireless. During periods ended December 31, 2019 and 2018, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless and held by Intelligent Partners, an affiliate of United Wireless and a related party, pursuant to the securities purchase agreement dated October 22, 2015. The interest expense was approximately $467,000 and $510,000 for the year ended December 31, 2019 and 2018, respectively. On each of September 30, 2017 and 2018, accrued interest was added to the principal amount of the note. Subsequent to September 30, 2018, the Company is to pay interest quarterly.

See Note 10 with respect to the employment agreement with the Company’s president and chief executive officer.

During 2019, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of these services was approximately $464 and $794 for the year ended December 31, 2019 and 2018, respectively.

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

In March 2014, the Company entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Mobile Data. Under the funding agreement, the third party receives an interest in the proceeds from the program, and we have no other obligation to the third party. In April and June 2014, as part of a structured licensing program for the Mobile Data portfolio, Quest Licensing Corporation brought patent infringement suits in the U.S. District for the District of Delaware against Bloomberg LP et. al., FactSet Research Systems Inc., Interactive Data Corporation, SunGard Data Systems Inc. and The Charles Schwab Corporation et. al. In June and August 2016, Quest Licensing Corporation entered into a settlement agreement with SunGard Data Systems Inc. and FactSet Research Systems Inc. On January 19, 2017, the court in the Mobile Data Portfolio litigation granted the remaining defendants’ motion for summary judgment of non-infringement. On June 8, 2018 the appellate court affirmed the lower court’s decision. On June 9, 2018 Quest Licensing Corporation filed a petition for rehearing with the appellate court. On July 30, 2018 the appellate court denied Quest Licensing Corporations petition for rehearing and the funding agreement terminated.

In December 2018, the Company entered into a funding agreement whereby a third party agreed to provide funds, in the amount of $150,000, in support of the structured licensing programs of PIS and M-RED. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and the Company has no other obligation to the third party.  As of December 31, 2019, the Company paid the third party approximately $130,000 under the agreement.

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

No significant subsequent events.