Form 10-Q
period 2020-03-31
QUEST PATENT RESEARCH CORP
filed 2020-05-13
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 383,038,334 shares of common stock are issued and outstanding as of May 13, 2020.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2019, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2020	December 31, 2019

ASSETS

Current assets
Cash and cash equivalents	$551,636	$537,198
Accounts receivable	-	1,850,375
Other current assets	14,781	17,180
Total current assets	566,417	2,404,753

Patents, net of accumulated amortization of $1,756,018 and $1,617,762, respectively	2,616,098	2,754,354

Total assets	$3,182,515	$5,159,107
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,120,363	$3,362,932
Loans payable – third party	147,000	147,000
Purchase price of patents, current portion, net of unamortized discount of $23,392 and $0 respectively	951,608	569,386
Loan payable – related party, net of unamortized discount and debt issuance costs of $131,780 and $189,705, respectively	4,541,030	4,483,105
Accrued interest – loans payable related party	116,500	117,780
Accrued interest - loans payable third party	273,860	270,185
Derivative liability	635,000	595,000
Total current liabilities	8,785,361	9,545,388
Non-current liabilities
Contingent funding liabilities	20,378	20,378
Purchase price of patents, net of unamortized discount of $216,270 and $282,503, respectively	908,730	1,442,497
Total liabilities	9,714,469	11,008,263
Stockholders’ deficit:
Preferred stock, par value $.00003 per share, authorized 10,000,000 shares, no shares issued and outstanding	-	-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares at March 31, 2020 and December 31, 2019; shares issued and outstanding 383,038,334 at March 31, 2020 and December 31, 2019	11,491	11,491
Additional paid-in capital	14,107,782	14,107,782
Accumulated deficit	(20,651,466)	(19,968,668)
Total Quest Patent Research Corporation deficit	(6,532,193)	(5,849,395)
Non-controlling interest in subsidiary	239	239
Total stockholders’ deficit	(6,531,954)	(5,849,156)
Total liabilities and stockholders’ deficit	$3,182,515	$5,159,107

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,
	2020	2019

Revenues
Patent licensing fees	$870,103	$370,000
Licensed packaging sales	-	4,865
	870,103	374,865
Operating expenses
Cost of revenue:
Cost of sales	-	977
Litigation and licensing expenses	910,126	265,044
Management support services	-	340
Selling, general and administrative expenses	381,609	320,437
Total operating expenses	1,291,735	586,798
Loss from operations	(421,632)	(211,933)

Other expense
Loss on derivative liability	(40,000)	(165,000)
Interest expense	(220,941)	(162,910)
Total other expenses	(260,941)	(327,910)

Net loss before income tax	(682,573)	(539,843)

Income tax	(225)	(225)

Net loss	(682,798)	(540,068)

Net loss attributable to non-controlling interest in subsidiaries	-	259
Net loss attributable to Quest Patent Research Corporation	$(682,798)	$(539,809)

Net loss per share – basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	383,038,334	383,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2018	383,038,334	11,491	14,107,782	(18,659,892)	1,758	(4,538,861)
Net loss	-	-	-	(539,809)	(259)	(540,068)

Balances as of March 31, 2019	383,038,334	$11,491	$14,107,782	$(19,199,701)	$1,499	$(5,078,929)

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2019	383,038,334	11,491	14,107,782	(19,968,668)	239	(5,849,156)
Net loss	-	-	-	(682,798)	-	(682,798)

Balances as of March 31, 2020	383,038,334	$11,491	$14,107,782	$(20,651,466)	$239	$(6,531,954)

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the
	Three Months Ended
	March 31,
	2020	2019

Cash flows from operating activities:
Net loss	$(682,798)	$(540,068)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	100,766	68,615
Loss on derivative liability	40,000	165,000
Depreciation and amortization	138,256	110,378

Changes in operating assets and liabilities:
Accounts receivable	1,850,375	(4,865)
Accrued interest – loans payable related party	(1,280)	(27,560)
Accrued interest – loans payable third party	3,675	4,075
Other current assets	2,399	1,026
Accounts payable and accrued expenses	(1,242,569)	327,263

Net cash provided by operating activities	208,824	103,864

Cash flows from investing activities:
Purchase of patents	-	(75,000)
Net cash used in investing activities	-	(75,000)

Cash flows from financing activities:
Repayment of purchase price of patents	(194,386)	(75,000)
Net cash used in financing activities	(194,386)	(75,000)

Net increase (decrease) in cash and cash equivalents	14,438	(46,136)

Cash and cash equivalents at beginning of period	537,198	166,911

Cash and cash equivalents at end of period	$551,636	$120,775

Non-cash investing and financing activities
Accounts payable for patent purchase, net of imputed interest of $0 and $336,781, respectively	-	1,238,219
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes including foreign taxing authorities withheld taxes of $0 and $0 during the periods ended March 31, 2020, and 2019 respectively.	225	225
Interest	117,780	117,780

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2020

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the US (GAAP) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2019. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Reclassifications have been made to conform with the current year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of March 31, 2020.

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

Income Tax

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred no foreign income tax expenses for the three months ended March 31, 2020 and 2019.

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $20,651,000 and negative working capital of approximately $8,219,000 as of March 31, 2020. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intellectual Ventures and Intelligent Partners, as transferee of United Wireless, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions, together with the effect s of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on its business raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s short-term and long-term debt at March 31, 2020 and December 31, 2019.

	March 31,	December 31,
	2020	2019
Short-term debt:
Loans payable – third party	$147,000	$147,000
Purchase price of patents – current portion	951,608	569,386
Net short-term debt	1,098,608	716,386

Loan payable – related party
Gross	4,672,810	4,672,810
Accrued Interest	116,500	117,780
Unamortized discount	(131,780)	(189,705)
Net loans payable – related party	$4,657,530	$4,600,885
Long-term liabilities:
Purchase price of patents
Gross	1,125,000	1,725,000
Unamortized discount	(216,270)	(282,503)
Net purchase price of patents – long-term	$908,730	$1,442,497
Contingent funding liabilities:
Gross	20,378	20,378
Net contingent funding liabilities	$20,378	$20,378

The loan payable – third party is a demand loan made by former officers and directors, who are unrelated third parties at March 31, 2020, and December 31, 2019, in the amount of $147,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also stockholders, but their stockholdings are not significant.

The loan payable – related party at March 31, 2020 represents the principal amount of the Company’s 10% note to Intelligent Partners, LLC (“Intelligent Partners”) as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless, as more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2019. The notes payable to Intelligent Partners, as transferee of United Wireless, have been classified as a current liability as of March 31, 2020.

Interest on all notes issued pursuant to the securities purchase agreement, accrued through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. Accordingly, the accrued interest is included in loans payable, related party. Since September 30, 2018, the Company has been required to pay interest quarterly. For the three months ended March 31, 2020, the Company paid approximately $117,780 in interest.

Because of its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the securities purchase agreement with United Wireless, the Company had no relationship with United Wireless.

Long term liabilities

The purchase price of patents at March 31, 2020 represents:

●	The minimum payments due under the agreement between CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and IV 34/37 pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. As of March 31, 2020, $600,000 of the minimum future cumulative distributions were presented as short-term debt based on the payment due date. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. During the three-months ended March 31, 2020, the Company paid the $194,386 liability that was classified as a short-term liability as of December 31, 2019.

●	The non-current portion of minimum payments due under the agreement between M-RED Inc. (“M-RED”), a wholly owned subsidiary Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as the Company generates revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. The $75,000 advance is treated as an advance against the first distributions of net proceeds payable to IV 113/108. As of March 31, 2020, $1,125,000 and $375,000 of the minimum future cumulative distributions were presented as long-term and short-term debt, respectively, based on payment due dates. No affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

The contingent funding liabilities at March 31, 2020 represents the non-current portion of our obligations under the litigation funding agreement with a third-party litigation funder entered into in December 2018 whereby the third-party agreed to provide litigation funding in the amount of $150,000 to the Company to enable the Company to support its structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives an interest in the proceeds from the programs that are payable to the Company, and the Company has no other obligation to the third party.

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

Under ASC 470, amounts recorded as debt shall be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of March 31, 2020, the total contingent funding liability was approximately $20,000, and the effective interest rate was approximately 8.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the long-term debt balance accordingly. For the period ended March 31, 2020, the amortization amount is deemed immaterial.

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

As of March 31, 2020, and December 31, 2019, the aggregate fair value of the outstanding derivative liability was approximately $635,000 and $595,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended March 31, 2020 and December 31, 2019:

	Period Ended
	March 31,	December 31,
	2020	2019
Volatility	238%	207-426%
Risk-free interest rate	0.24%	0.24%
Expected dividends	-	-%
Expected term	0.5	0.75-4.70

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2020 and December 31, 2019:

	Fair Value Measurements as of
	31-Mar-20			31-Dec-19
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	-	-	-	-	-	-
Liabilities
Option derivative liability	-	-	635,000	-	-	595,000
Total liabilities	$-	$-	$635,000	$-	$-	$595,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of March 31, 2020
Beginning balance	$595,000
Change in fair value	40,000
Ending balance	$635,000

NOTE 5 – STOCKHOLDERS’ EQUITY

No options were granted during three months ended March 31, 2020.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2019	50,000,000	0.03	0.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2020	50,000,000	0.03	0.5

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	March 31,	December 31,	amortization period
	2020	2019	(years)
Patents	$5,595,000	$5,595,000	9.8
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(713,073)	(713,073)
Subtotal	4,372,116	4,372,116
Less: accumulated amortization	(1,756,018)	(1,617,762)
Net value of intangible assets	$2,616,098	$2,754,354	6.52

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at March 31, 2020 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years;

●	patents acquired in July 2017 pursuant to an obligation to distribute 50% of net revenues to IV 34/37, against which $25,000 was advanced at closing and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years;

●	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71 against which CXT advanced $10,000 at closing;

●	patents acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000, against which PIS advanced $10,000 at closing; and

●	patents acquired in March 2019 by M-Red Inc. (“M-Red”) from Intellectual Ventures Assets 113 LLC and Intellectual Ventures 108 LLC (“IV 113/108”) pursuant to which M-Red is obligated to distribute 50% of net revenues to IV 113/108, against which $75,000 was advanced at closing and provided that in the event that, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions of 50% of net revenues to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-Red shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108; the useful lives of the patents, at the date of acquisition, was approximately nine years.

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

The Company assesses intangible assets for any impairment to the carrying values. As of March 31, 2020, and December 31, 2019, management concluded that there was no impairment to the acquired assets. At March 31, 2020 and December 31, 2019, the book value of the Company’s intellectual property was $2,616,098 and $2,754,354, respectively.

Amortization expense for patents comprised $138,256 and $529,486 for the three months ended March 31, 2020 and the year ended December 31, 2019, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
Remainder of 2020	$411,862
2021	549,345
2022	495,742
2023	323,070
2024 and thereafter	836,079
Total	$2,616,098

Pursuant to the securities purchase agreement dated October 22, 2015 between the Company and United Wireless, more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2019, 15% of the net monetization proceeds from the patents acquired in October 2015 will be paid to Intelligent Partners, as transferee of United Wireless. This monetization obligation was recognized as a discount to the loan and will be amortized over the life of the loan using the effective interest method. In addition, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT in July 2017. This obligation was recorded as an expense and is reflected in interest expense during the third quarter of 2017.

The Company granted Intellectual Ventures a security interest in the patents assigned to the Company as security for the payment of the balance of the purchase price. The security interest of Intellectual Ventures is senior to the security interest of United Wireless in the proceeds derived from such patents.

The balance of the purchase price of the patents is reflected as follows:

	March 31, 2020	December 31, 2019
Current Liabilities:
Purchase price of patents, current portion	975,000	$569,386
Unamortized discount	(23,392)
Non-current liabilities:
Purchase price of patents, long term	1,125,000	$1,725,000
Unamortized discount	(216,270)	(282,503)
Total current and non-current	1,860,338	2,011,883
Effective interest rate of Amortized over 2-3 years	9.35-14.45%	9.6-12.5%

Because the non-current minimum payment obligations of $2,100,000 are due over the next three and a half years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2019	$239
Net income attributable to non-controlling interest	$-
Balance as of March 31, 2020	$239

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company which was needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 6 in connection with transactions with United Wireless. During periods ended March 31, 2020 and 2019, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2019. On each of September 30, 2017 and 2018, accrued interest was added to the principal amount of the note. Subsequent to September 30, 2018, the Company is to pay interest quarterly. The interest expense was approximately $117,780 and $117,780 for the three months ended March 31, 2020 and 2019, respectively.

See Note 10 with respect to the employment agreement with the Company’s president and chief executive officer.

During the three months ended March 31, 2020 and 2019, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. For the three months ended March 31, 2020 and 2019, the cost of these services was approximately $145 and $145, respectively.

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

In December 2018, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to support our structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and we have no other obligation to the third party. As of March 31, 2020 the Company paid the third party approximately $130,000 under the agreement.

Patent Enforcement and Other Litigation

Certain of the Company’s operating subsidiaries are engaged in litigation to enforce their patents and patent rights. In connection with these patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against the Company or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by the Company or its operating subsidiaries, could materially harm the Company’s operating results and financial position and could result in a default under the Company’s notes to Intelligent Partners. Since the operating subsidiaries do not have any assets other than the patents, and the Company does not have any available financial resources to pay any judgment which a defendant may obtain against a subsidiary, such a judgment may result in the bankruptcy of the subsidiary and/or the loss of the patents, which are the subsidiaries’ only assets.

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

In February 2020, Specialty Retailers, Inc. (“Specialty”) failed to make the final installment payment pursuant to the Settlement and License Agreement between Specialty and CXT. On March 31, 2020, CXT made a sealed motion with the Court to Reopen the Action and Enforce the Settlement Agreement. On April 17, 2020, the Court set a Telephone Status Conference for April 20, 2020. On May 1, 2020, CXT filed a sealed motion with the Court seeking Summary Judgment to Enforce the Settlement Agreement. On May 4th the Court granted the motion.

NOTE 10 – SUBSEQUENT EVENTS

On May 11, 2020, the board of directors adopted a Simplified Employee Pension – Individual Retirement Accounts Contribution Agreement for it employees pursuant to which the Company deposits to a SEP IRA account of its employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution. For 2020, the percentage was set at 19%. The Company has only one employee, its chief executive officer.

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

Our business, like all businesses at the present time, are affected by the COVID-19 pandemic and the steps taken by states to seek to reduce the spread of the virus. Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown has affected the court system, with courts operating on a reduced schedule. As a result, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. In addition, the effect of the COVID-19 and the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim. A number of defendants and potential defendants have filed to take advantage of the Bankruptcy Act or have announced that they may consider such action. If any defendant filed for protection under the Bankruptcy Act, the action would be stayed and we may not be able to obtain a judgment or recover on any judgment.

The COVID-19 pandemic and the response to limit the spread of the infection may affect the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation. In addition, these factors may affect a law firms’ ability and willingness to provide us with legal services on a contingent or partial contingent. The possibility that a defendant may seek protection under the Bankruptcy Act may may it less likely that a financing source would finance the litigation or that a law firm would work on a contingency or modified contingency basis.

Further, to the extent that holders of intellectual property rights see these factors impacting our ability to generate revenue from their intellectual property, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

We seek to generate revenue from two sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. Almost all of the revenue for the three months ended March 31, 2020 and 2019 were from patent licensing fees, of which approximately 100% and 77%, respectively, was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

●	Licensed packaging sales, which relate to the sale of licensed products

In previous periods, we also generated revenue from management fees, which we received for managing structured licensing programs, including litigation, related to our intellectual property rights pursuant to an agreement with our financing source. We do not currently receive these fees and do not have any agreements that provide for such payments, and we cannot assure you that we will generate such fees in the future.

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

It is generally necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. To the extent that we cannot fund litigation ourselves, we may enter into an agreement with a third-party funding source. Our agreements with the funding sources typically provide that the funding source pays the litigation costs and that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis or we obtain funding from third party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third party that funds the litigation would be entitled to participate in any recovery. To the extent that we have agreements with counsel and/or litigation funding sources pursuant to which payments made to them represent a portion of the gross recovery, and such payment is contingent upon a recovery, our revenue from litigation reflects the gross recovery from litigation as licensing fees, and payments to counsel and/or litigation funding sources are reflected as cost of revenue.

To a significantly lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

On April 12, 2019, Quest NetTech brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Apple, Inc. In March 2020, the Court issued an order granting the parties Joint Motion to Stay All Deadlines and Notice of Settlement.

In May 2018, Semcon brought patent infringement actions in the United States District Court for the Eastern District of Texas against Amazon.com, Inc., AsusTeK Computer Inc., TCT Mobile International Limited et. al., Kyocera Corporation, LVMH Moet Hennessy Louis Vuitton, SE, Shenzhen OnePlus Science & Technology Co., Ltd., and Michael Kors Holdings Ltd. In January and April, 2020, the Court issued an order granting the parties joint motion to dismiss in the Asus and Louis Vuitton matters, respectively.

In April 2018 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Academy Ltd. In February 2020, the Court granted the parties’ sealed motion to Stay All Deadlines and Notice of Settlement, in April 2020, the Court issued an order granted the parties’ Joint Motion to Dismiss

In May 2018 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Conn’s, Inc., Fossil Group, Inc., JC Penney Company, Inc., Stage Stores, Inc. and Tailored Brands, Inc. In January 2020, the action against Conn’s Inc. matter was dismissed. In the Fossil and JC Penney matters, in February 2020, the Court granted the parties’ sealed motion to Stay All Deadlines and Notice of Settlement and in April 2020, the Court issued an order granted the parties’ Joint Motion to Dismiss. In February 2020, Specialty Retailers, Inc., the parent company of Stage Stores, Inc., failed to make the final installment payment pursuant to the Settlement and License Agreement between Specialty and CXT. On March 31, 2020, CXT made a sealed motion with the Court to Reopen the Action and Enforce the Settlement Agreement. On April 17, 2020, the Court set a Telephone Status Conference for April 20, 2020. On May 1, 2020, CXT filed a sealed motion with the Court seeking Summary Judgment to Enforce the Settlement Agreement and on May 4th the Court granted the motion. In the Tailored Brands matter, in May 2020 the parties made a joint motion to the court to Stay All Deadlines and Notice of Settlement.

In May 2019, CXT brought patent infringement actions in the United States District Court for the Eastern District of Texas against Harbor Freight Tools USA, Inc., Hallmark.com, LLC, Retail Concepts, Inc. and CC Filson Co. All the actions were dismissed.

In August 2019, CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Neiman Marcus Group Ltd., General Nutrition Corporation and Steven Madden, Ltd. The General Nutrition action has been settled and dismissed and the Steven Madden action is stayed pending settlement.

In July 2019, M-Red Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Panasonic Corporation. In April 2020, the Court issued an order granting the parties’ Joint Motion to Stay All Deadlines and Notice of Settlement.

Results of Operations

Three months ended March 31, 2020 and 2019

Revenues for the three months ended March 31, 2020 were approximately $870,000, an increase of approximately $495,000, or 132%, compared to the three months ended March 31, 2019, which were approximately $375,000. The increase principally reflects an increase in patent licensing fees of approximately $495,000. The patent licensing fees of $870,000 for the three months ended March 31, 2020 resulted from the licensing and settlements of the Power Management/Bus Control Portfolio and the CXT Portfolio. Our revenue, in the near future if not longer, is likely to be affected by factors relating to the COVID-19 pandemic as described under “Overview”. We generated revenue of approximately $370,000 for the three months ended March 31, 2019, from settlements in the licenses to the CXT portfolio. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. As discussed above, the timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Operating expenses for the three months ended March 31, 2020 increased by approximately $705,000, or 120%, compared to the three months ended March 31, 2019. Our principal operating expense for the three months ended March 31, 2020 was litigation and licensing expenses which consist of fees payable to attorneys and third-party funding sources inventors/former patent owners associated with the power management/bus controller portfolio and CXT settlements of approximately $910,000. We had settlement costs of approximately $265,000 for the three months ended March 31, 2019. As discussed above, the timing and amount of revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights. Depending on the terms of the engagement with counsel, total fees payable across all our portfolio enforcement actions may exceed total settlement recoveries as of a specific date as the settlements do not occur simultaneously.

Other expense for the three months ended March 31, 2020 included a $40,000 loss on the derivative liability associated with the options held by Intelligent Partners. We realized a loss of $165,000 on derivative liability in the comparable period of 2019. Other expense reflects interest expense of approximately $221,000 for the three months ended March 31, 2020 and approximately $163,000 for the three months ended March 31, 2019. The increase in interest expense reflects the interest accrued on our note to Intelligent Partners.

During the period we incurred income tax expense of approximately $225 for the three months March 31, 2020 and 2019.

As a result of the foregoing, we realized net loss of approximately $683,000, or $0.00 per share (basic and diluted), for the three months ended March 31, 2020, compared to net loss of approximately $540,000, or $0.00 per share (basic and diluted), for the three months ended March 31, 2019.

Liquidity and Capital Resources

At March 31, 2020, we had current assets of approximately $566,000, and current liabilities of approximately $8,785,000. Our current liabilities include approximately $952,000 payable to Intellectual Ventures, loans payable of approximately $4,541,000 (net of discount of approximately $132,000) and accrued interest of approximately $117,000 payable to Intelligent Partners, as transferee of United Wireless, and loans payable of $147,000 and accrued interest of approximately $274,000 due to former directors and minority stockholders. As of March 31, 2020, we have an accumulated deficit of approximately $20,651,000 and a negative working capital of approximately $8,219,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred no foreign income tax expenses for the three-months ended March 31, 2020 and 2019.

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

Going Concern

We have an accumulated deficit of approximately $20,651,000 and negative working capital of approximately $8,219,000 as of March 31, 2020. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and Intelligent Partners, as transferee of United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions, together with the effect s of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on our business raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of March 31, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2019, management has determined that our internal audit our internal controls contains material weaknesses due to lack of segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. These problems continue to affect us as we only have on full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

On May 11, 2020, the board of directors adopted a Simplified Employee Pension – Individual Retirement Accounts Contribution Agreement for it employees pursuant to which the Company deposits to a SEP IRA account of its employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution. For 2020, the percentage was set at 19%. The Company has only one employee, its chief executive officer.

Item 6. Exhibits.

10.1	The Company’s Simplified Employee Pension – Individual Retirement Accounts Contribution Agreement
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2020

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer