Form 10-Q
period 2020-06-30
QUEST PATENT RESEARCH CORP
filed 2020-08-14
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 383,038,334 shares of common stock are issued and outstanding as of August 14, 2020.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	June 30, 2020	December 31, 2019

ASSETS

Current assets
Cash and cash equivalents	$862,367	$537,198
Accounts receivable	667	1,850,375
Other current assets	13,673	17,180
Total current assets	876,707	2,404,753

Patents, net of accumulated amortization of $1,989,274 and $1,617,762 respectively	2,477,842	2,754,354

Total assets	$3,354,549	$5,159,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$2,331,855	$3,362,932
Loans payable – third party	147,000	147,000
Purchase price of patents, current portion, net of unamortized discount of $9,467 and $0 respectively	965,533	569,386
Loan payable – related party, net of unamortized discount and debt issuance costs of $68,940 and $189,705, respectively	4,603,870	4,483,105
Accrued interest – loan payable related party	116,500	117,780
Accrued interest - loans payable third party	277,535	270,185
Derivative liability	495,000	595,000
Total current liabilities	8,937,293	9,545,388
Non-current liabilities
Contingent funding liabilities	20,378	20,378
Loan payable – SBA	171,732	-
Purchase price of patents, net of unamortized discount of $186,114 and $282,503, respectively	1,128,886	1,442,497
Total liabilities	10,258,289	11,008,263

Stockholders’ deficit:
Preferred stock – par value $.00003 per share – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares and 10,000,000,000 at June 30, 2020 and December 31, 2019; shares issued and outstanding 383,038,334 at June 30, 2020 and December 31, 2019	11,491	11,491
Additional paid-in capital	14,107,782	14,107,782
Accumulated deficit	(21,023,252)	(19,968,668)
Total Quest Patent Research Corporation deficit	(6,903,979)	(5,849,395)

Non-controlling interest in subsidiary	239	239

Total stockholders’ deficit	(6,903,740)	(5,849,156)

Total liabilities and stockholders’ deficit	$3,354,549	$5,159,107

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE		FOR THE
	THREE MONTHS ENDED		SIX MONTHS ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019

Revenues
Patent licensing fees	$1,213,000	$992,418	$2,083,103	$1,362,418
Licensed packaging sales	-	20,409	-	25,274
	1,213,000	1,012,827	2,083,103	1,387,692
Operating expenses
Cost of revenue:
Cost of sales	-	3,543	-	4,520
Litigation and licensing expenses	807,864	579,485	1,717,990	844,529
Management support services	-	1,303	-	1,643
Selling, general and administrative expenses	529,689	322,590	911,298	643,027

Total operating expenses	1,337,553	906,921	2,629,288	1,493,719

Income /(loss) from operations	(124,553)	105,906	(546,185)	(106,027)

Other Income and (expenses)
Gain/(loss) on derivative liability	140,000	(395,000)	100,000	(560,000)
Interest expense	(322,095)	(211,582)	(543,036)	(374,492)
Total other expenses	(182,095)	(606,582)	(443,036)	(934,492)

Net loss before income tax	(306,648)	(500,676)	(989,221)	(1,040,519)

Income tax	(65,138)	-	(65,363)	(225)

Net loss	(371,786)	(500,676)	(1,054,584)	(1,040,744)
Net loss attributable to non-controlling interest in subsidiaries	-	1,646	-	1,905
Net loss attributable to Quest Patent Research Corporation	$(371,786)	$(499,030)	$(1,054,584)	$(1,038,839)

Loss per share basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	383,038,334	383,038,334	383,038,334	383,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2018	383,038,334	11,491	14,107,782	(18,659,892)	1,758	(4,538,861)
Net loss	-	-	-	(539,809)	(259)	(540,068)
Balance as of March 31, 2019	383,038,334	11,491	14,107,782	(19,199,701)	1,499	(5,078,929)
Net loss				(499,030)	(1,646)	(500,676)
Balances as of June 30, 2019	383,038,334	$11,491	$14,107,782	$(19,698,731)	$(147)	$(5,579,605)

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2019	383,038,334	11,491	14,107,782	(19,968,668)	239	(5,849,156)
Net loss	-	-	-	(682,798)	-	(682,798)
Balance as of March 31, 2020	383,038,334	11,491	14,107,782	(20,651,466)	239	(6,531,954)
Net loss				(371,786)	-	(371,786)
Balances as of June 30, 2020	383,038,334	$11,491	$14,107,782	$(21,023,252)	$239	$(6,903,740)

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the
	Six Months Ended
	June 30,
	2020	2019

Cash flows from operating activities:
Net loss	$(1,054,584)	$(1,040,744)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Amortization of debt discount	302,687	159,651
(Gain)/loss on derivative liability	(100,000)	560,000
Depreciation and amortization	371,512	248,636

Changes in operating assets and liabilities:
Accounts receivable	1,849,708	(274,897)
Accrued interest – loans payable related party	(1,280)	(26,280)
Accrued interest – loans payable third party	7,350	8,150
Other current assets	3,507	(11,493)
Accounts payable and accrued expenses	(1,031,077)	776,543

Net cash provided by in operating activities	347,823	399,566

Cash flows from investing activities:
Purchase of patents	(95,000)	(75,000)
Net cash used in investing activities	(95,000)	(75,000)

Cash flows from financing activities:
Proceeds from sale of future revenue	95,000
Proceeds from SBA loans	171,732	-
Repayment of purchase price of patents	(194,386)	(75,000)
Net cash provided by/(used in) financing activities	72,346	(75,000)

Net increase (decrease) in cash and cash equivalents	325,169	249,566

Cash and cash equivalents at beginning of period	537,198	166,911

Cash and cash equivalents at end of period	$862,367	$416,477

Non-cash investing and financing activities
Accounts payable for patent purchase, net of imputed interest of $0 and $336,781	-	1,238,219
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, including foreign taxing authorities withheld taxes of $65,363 and $225 during the periods ended June 30, 2020, and 2019 respectively.	65,363	225
Interest	233,000	233,000

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2020

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of June 30, 2020.

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

Prior to April 2019, the operations of Wynn Technologies, Inc. were not included in the Company’s consolidated financial statements as there were significant contingencies related to its control of Wynn Technologies, Inc. The sole asset of Wynn Technologies, Inc. was US Patent No. RE38,137E. Wynn Technologies, Inc. could not transfer, assign, sell, hypothecate or otherwise encumber US Patent No. RE38,137E without the express written consent of the owner of 35% of Wynn Technologies, Inc., unless, as of the date of such transfer, assignment, sale, hypothecation or other encumbrance, the owner had received a total of at least $250,000. US Patent No. RE38,137E expired on September 28, 2015. The Company accounted for its 65% interest in Wynn Technologies, Inc. under the equity method whereby the investment accounts were increased for contributions by the Company plus its 60% share of income pursuant to the contractual agreement which provides that the holder of 35% of the stock of Wynn Technologies, Inc. retained 40% of the income, and reduced for distributions and its 60% share of losses incurred, respectively, with the restriction whereby the account balances cannot go below zero. On April 11, 2019, Quest NetTech Corporation merged with Wynn Technologies, Inc. with Quest NetTech Corporation being the surviving entity. Pursuant to the merger agreement, we issued a 35% interest in Quest NetTech Corporation to the former 35% stockholder of Wynn Technologies, Inc.

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

Income Tax

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of approximately $65,000 and $65,000 for the three and six months ended June 30, 2020, respectively, and approximately $0 and approximately $225 for the three and six months ended June 30, 2019, respectively.

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $21,023,000 and negative working capital of approximately $8,061,000 as of June 30, 2020. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intellectual Ventures and Intelligent Partners, as transferee of United Wireless, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions, together with the effect s of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on its business raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s short-term and long-term debt at June 30, 2020 and December 31, 2019.

	June 30,	December 31,
	2020	2019
Short-term debt:
Loans payable – third party	$147,000	$147,000
Purchase price of patents – current portion	975,000	569,386
Unamortized discount	(9,467)	-
Net short-term debt	1,112,533	716,386

Loan payable – related party
Gross	4,672,810	4,672,810
Accrued Interest	116,500	117,780
Unamortized discount	(68,940)	(189,705)
Net loans payable – related party	$4,720,370	$4,600,885
Long-term liabilities:
Loan payable - SBA
Gross	$170,832	-
Accrued Interest	900	-
Net loans payable SBA	171,732	-
Purchase price of patents
Gross	1,315,000	1,725,000
Unamortized discount	(186,114)	(282,503)
Net purchase price of patents – long-term	$1,128,886	$1,442,497
Contingent funding liabilities:
Gross	20,378	20,378
Net contingent funding liabilities	$20,378	$20,378

Loan payables:

The loan payable – third party represents unsecured demand loans made by former officers and directors, who are unrelated third parties at June 30, 2020, and December 31, 2019, in the amount of $147,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also stockholders, but their stockholdings are not significant.

The loan payable – related party at June 30, 2020 represents the principal amount of the Company’s 10% secured convertible note to Intelligent Partners, LLC (“Intelligent Partners”) as transferee of the secured convertible notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless, as more fully described in the Company’s financial statements for the year ended December 31, 2019. The notes payable to Intelligent Partners, as transferee of United Wireless, are classified as a current liability as of June 30, 2020 and December 31, 2019.

Interest on all notes issued pursuant to the securities purchase agreement, accrued through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. On September 30, 2018, approximately $395,459 of accrued interest was added to principal. Since September 30, 2018, the Company has been required to pay interest quarterly. For the three and six months ended June 30, 2020, the Company paid approximately $115,000 and 233,000 in interest, respectively, on these loans.

Because of its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the securities purchase agreement with United Wireless, the Company had no relationship with United Wireless.

Long term liabilities

The loan payable-SBA at June 30, 2020 represents:

●	An unsecured loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $20,832, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, also knows as the CARES Act, which was enacted March 27, 2020. The loan, which was taken down on April 23, 2020, matures on April 23, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 23, 2020. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company intends to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

●	A secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort, as amended. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 14, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the Loan amount stated above. In addition to the Loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

The purchase price of patents at June 30, 2020 represents:

●	the minimum payments due under the agreement between CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and IV 34/37 pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. As of June 30, 2020, $600,000 of the minimum future cumulative distributions were presented as short-term debt based on the payment due date. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. During the six-months ended June 30, 2020, the Company paid the $194,386 liability that was classified as a short-term liability as of December 31, 2019.

●	The non-current portion of minimum payments due under the agreement between M-RED Inc. (“M-RED”), a wholly owned subsidiary and Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as the Company generates revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. The $75,000 advance is treated as an advance against the first distributions of net proceeds payable to IV 113/108. As of June 30, 2020, $1,125,000 and $375,000 of the minimum future cumulative distributions were presented as long-term and short-term debt, respectively, based on payment due dates. No affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

●

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third party funder is entitled to a priority return of funds advanced from net proceeds. as defined, recovered until the funder has received $190,000. The Company has no other obligation to the third party and has no liability to the funder in the event that the Company does not generate net proceeds.  Pursuant to ASC 470, the company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

The contingent funding liabilities at June 30, 2020 represents:

●

the non-current portion of our obligations under the unsecured non-recourse litigation funding agreement with a third-party litigation funder entered into in December 2018 whereby the third-party agreed to provide litigation funding in the amount of $150,000 to the Company to enable the Company to support its structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives a priority interest in the proceeds from the programs that are payable to the Company, and the Company has no other obligation to the third party.

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

Under ASC 470, amounts recorded as debt shall be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of June 30, 2020, the total contingent funding liability was approximately $20,000, and the effective interest rate was approximately 8.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the long-term debt balance accordingly. For the period ended June 30, 2020, the amortization amount is deemed immaterial.

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

As of June 30, 2020, and December 31, 2019, the aggregate fair value of the outstanding derivative liability was approximately $495,000 and $595,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended June 30, 2020 and December 31, 2019:

	Period Ended
	June 30,	December 31,
	2020	2019
Volatility	261%	207-426%
Risk-free interest rate	0.20%	0.24%
Expected dividends	-	-%
Expected term	.25	1.75-4.70

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of June 30, 2020 and December 31, 2019:

	Fair Value Measurements as of
	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	-	-	-	-	-	-
Liabilities
Option derivative liability	-	-	495,000	-	-	595,000
Total liabilities	$-	$-	$495,000	$-	$-	$595,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of June 30, 2020
Beginning balance	$595,000
Change in fair value	(100,000)
Ending balance	$495,000

NOTE 5 – STOCKHOLDERS’ EQUITY

No options were granted during six months ended June 30, 2020.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2019	50,000,000	0.03	0.75
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - June 30, 2020	50,000,000	0.03	0.25

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	June 30,	December 31,	amortization period
	2020	2019	(years)
Patents	$5,690,000	$5,595,000	6.50
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(713,073)	(713,073)
Subtotal	4,467,116	4,372,116
Less: accumulated amortization	(1,989,274)	(1,617,762)
Net value of intangible assets	$2,477,842	$2,754,354	6.38

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at June 30, 2020 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years;

●	patents acquired in July 2017 pursuant to an obligation to distribute 50% of net revenues to IV 34/37, against which $25,000 was advanced at closing and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years;

●	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71 against which CXT advanced $10,000 at closing;

●	patents acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000, against which PIS advanced $10,000 at closing; and

●	patents acquired in March 2019 by M-Red Inc. (“M-Red”) from Intellectual Ventures Assets 113 LLC and Intellectual Ventures 108 LLC (“IV 113/108”) pursuant to which M-Red is obligated to distribute 50% of net revenues to IV 113/108, against which $75,000 was advanced at closing and provided that in the event that, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions of 50% of net revenues to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-Red shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108; the useful lives of the patents, at the date of acquisition, was approximately nine years; and

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

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

The Company assesses intangible assets for any impairment to the carrying values. As of June 30, 2020, and December 31, 2019, management concluded that there was no impairment to the acquired assets. At June 30, 2020 and December 31, 2019, the book value of the Company’s intellectual property was $2,477,842 and $2,754,354, respectively.

Amortization expense for patents comprised $371,512 and $529,486 for the six months ended June 30, 2020 and the year ended December 31, 2019, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
Remainder of 2020	$273,606
2021	549,345
2022	495,742
2023	323,070
2024 and thereafter	836,079
Total	$2,477,842

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

Pursuant to the funding agreement dated May 29, 2019 between the Company and the funding source, 100% of the net monetization proceeds due to the company from the audio messaging patents acquired in May 2020 will be paid to the funding source until the funding source receives $190,000. The monetization obligation, net of the $95,000 provided by the funding source, was recognized as a discount to the debt, recorded as an expense and is reflected in interest expense during the period.

The balance of the purchase price of the patents is reflected as follows:

	June 30, 2020	December 31, 2019
Current Liabilities:
Purchase price of patents, current portion	975,000	$569,386
Unamortized discount	(9,467)
Non-current liabilities:
Purchase price of patents, long term	1,315,000	$1,725,000
Unamortized discount	(186,114)	(282,503)
Total current and non-current	2,094,419	2,011,883
Effective interest rate of Amortized over 2-3 years	9.35%-14.45%	9.6-12.5%

Because the non-current minimum payment obligations of $2,100,000 are due over the next three and a quarter years, the Company imputed interest of 10% and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2019	$239
Net income attributable to non-controlling interest	$-
Balance as of June 30, 2020	$239

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company which was needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 6 in connection with transactions with United Wireless. During periods ended June 30, 2020 and 2019, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s financial statements for the year ended December 31, 2019. On each of September 30, 2017 and 2018, accrued interest was added to the principal amount of the note. Subsequent to September 30, 2018, the Company is to pay interest quarterly. During the three and six months ended June 30, 2020 the Company paid the amounts due of approximately $116,500 and 233,000 in interest, respectively, and the amounts due of approximately $115,000 and 233,000 for the three and six months ended June 30, 2019, respectively.

See Note 9 with respect to the employment agreement with the Company’s president and chief executive officer.

During the three and six months ended June 30, 2020 and 2019, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of such services was approximately $90 and $205 for the three and six months ended June 30, 2020, respectively, and approximately $90 and $235 for the three and six months ended June 30, 2019, respectively.

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

In December 2018, we entered into an unsecured non-recourse funding agreement whereby a third party agreed to provide funds to us to enable us to support our structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and we have no other obligation to the third party. As of June 30, 2020, the Company paid the third party approximately $130,000 under the agreement.

In May 2020, the Company entered into an unsecured non-recourse funding agreement whereby a third party agreed to provide funds for the acquisition of the audio messaging portfolio. Under the funding agreement, the third party receives a priority interest in the net proceeds, as defined in the agreement, from the program up to $190,000 and the Company has no other obligation to the third party and has no liability to the funder in the event that the Company does not generate net proceeds. See Note 3 for information with respect to the funding agreement.

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

In May 2018 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Stage Stores, Inc. In February 2020, Specialty Retailers, Inc. (“Specialty”), the parent company of Stage Stores, Inc., failed to make the final installment payment pursuant to the Settlement and License Agreement between Specialty and CXT. On March 31, 2020, CXT made a sealed motion with the Court to Reopen the Action and Enforce the Settlement Agreement. On April 17, 2020, the Court set a Telephone Status Conference for April 20, 2020. On May 1, 2020, CXT filed a sealed motion with the Court seeking Summary Judgment to Enforce the Settlement Agreement. On May 4th the Court granted the motion. On May 10, 2020 Specialty filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. On May 16, 2020, CXT filed a proof of claim with the Bankruptcy Court. On May 20, 2020, the reopened District Court action was stayed automatically pending the outcome of the bankruptcy action.

In May 2018 CXT Systems brought patent infringement suits in the United States District Court for the Eastern District of Texas against J.C. Penney Company, Inc. (“JCP”). On April 20, 2020 the parties entered into a settlement and license agreement and the case was dismissed. On May 15, 2020 JCP filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. On June 4, 2020, the CXT notified JCP of material breach of the settlement and license agreement for failure to make payment pursuant to the agreement. On May 16, 2020, CXT filed a proof of claim with the Bankruptcy Court.

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

The COVID-19 pandemic and the response to limit the spread of the infection may affect the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation. In addition, these factors may affect a law firms’ ability and willingness to provide us with legal services on a contingent or partial contingent. The possibility that a defendant may seek protection under the Bankruptcy Act may make it less likely that a financing source would finance the litigation or that a law firm would work on a contingency or modified contingency basis.

Further, to the extent that holders of intellectual property rights see these factors impacting our ability to generate revenue from their intellectual property, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

We seek to generate revenue from two sources:

●

Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three and six months ended June 30, 2020 resulted from patent licensing fees, of which approximately 67% and 82%, respectively, was paid to funding sources, legal counsel and prior owners of the respective patents. Approximately 98% of the revenue for the three and six months ended June 30, 2019 were from patent licensing fees, of which approximately 58% and 62%, respectively, was paid to funding sources and legal counsel pursuant to our agreements with funding sources, legal counsel and prior owners of the respective patents. Timing and amount of revenue is dependent upon the results of litigation and, depending on the terms of the engagement with counsel, total fees payable across all our portfolio enforcement actions may exceed total settlement recoveries as of a specific date as the settlements do not occur simultaneously.

●	Licensed packaging sales, which relate to the sale of licensed products, although we did not generate revenue from these sales during the three or six months ended June 30, 2020.

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

On April 12, 2019, Quest NetTech brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Apple, Inc. On May 8, 2020, the Court dismissed the case. Our revenue for the three and six month periods ended June 30, 2020 includes revenue from the settlement of this action.

In May 2018, Semcon brought patent infringement actions in the United States District Court for the Eastern District of Texas against TCT Mobile International Limited et. al. and Shenzhen OnePlus Science & Technology Co., Ltd., As of June 30, 2020, these actions are stayed pending settlement.

In April 2018, CXT Systems, Inc brought patent infringement suits in the United States District Court for the Eastern District of Texas against Academy Ltd. In May 2018 CXT Systems brought patent infringement suits in the United States District Court for the Eastern District of Texas against Fossil Group, Inc. and Tailored Brands, Inc. In August 2019, CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Neiman Marcus Group Ltd., and Steven Madden, Ltd. These actions were settled and our revenue for the three and six month periods ended June 30, 2020 includes revenue from these settlements.

In May 2018 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Stage Stores, Inc. In February 2020, Specialty Retailers, Inc. (“Specialty”), the parent company of Stage Stores, Inc., failed to make the final installment payment pursuant to the Settlement and License Agreement between Specialty and CXT. On March 31, 2020, CXT made a sealed motion with the Court to Reopen the Action and Enforce the Settlement Agreement. On April 17, 2020, the Court set a Telephone Status Conference for April 20, 2020. On May 1, 2020, CXT filed a sealed motion with the Court seeking Summary Judgment to Enforce the Settlement Agreement. On May 4th the Court granted the motion. On May 10, 2020 Specialty filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. On May 16, 2020, CXT filed a proof of claim with the Bankruptcy Court. On May 20, 2020, the reopened District Court action was stayed automatically pending the outcome of the bankruptcy action.

In May 2018 CXT Systems brought patent infringement suits in the United States District Court for the Eastern District of Texas against J.C. Penney Company, Inc. (“JCP”). On April 20, 2020 the parties entered into a settlement and license agreement and the case was dismissed. On May 15, 2020 JCP filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. On June 4, 2020, the CXT notified JCP of material breach of the settlement and license agreement for failure to make payment pursuant to the agreement. On July 9, 2020, CXT filed a proof of claim with the Bankruptcy Court.

On July 16, 2019, M-Red Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Panasonic Corporation. This action has been settled and our revenue for the three and six month periods ended June 30, 2020 includes revenue from this settlement.

On April 23, 2020 we received a loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $20,832, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act, which was enacted March 27, 2020. The loan matures on April 6, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 23, 2020. The loan may be prepaid by us at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. We intend to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On May 14, 2020, we received an Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort, as amended, for which we issued our note dated May 14, 2020, which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 14, 2021. The note may be prepaid by us at any time prior to maturity with no prepayment penalties. The proceeds of the loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the Loan amount stated above. In addition to the Loan, as part of the COVID-19 relief effort, we obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. We are not required to repay the grant.

In May 2020, we entered into an agreement with Texas Technology Ventures 2, LLP (“TTV”) whereby we acquired a portfolio of three U.S. patents and one pending U.S. patent application related to systems and methods for associating an audio clip with an object wherein the voice-based system, such as a voicemail system, is used to record the audio clips. Pursuant to the agreement, after we recover $230,000 of net proceeds, as defined in the agreement, we pay TTV 50% of net proceeds.

Results of Operations

Three and six months ended June 30, 2020 and 2019

Revenues for the three months ended June 30, 2020 were approximately $1,213,000, an increase of approximately $200,000, or 20%, from the comparable period of 2019, which were approximately $1,013,000. Revenues for the six months ended June 30, 2020 were approximately $2,083,000, an increase of approximately $695,000, or 50%, from the comparable period of 2019, which was approximately $1,388,000. We generated revenue from patent fees of approximately $1,213,000 and $2,083,000 for the three and six months ended June 30, 2020, respectively, from settlements in the CXT, M-RED and NetTech portfolio actions. Our revenue, in the near future if not longer, is likely to be affected by factors relating to the COVID-19 pandemic as described under “Overview”. We generated revenue from patent fees of approximately $992,000 and approximately $1,362,000 for the three and six months ended June 30, 2019, respectively, from settlements in the CXT portfolio actions and anchor structure portfolio actions. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. As discussed above, the timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, or to inventors/former patent owners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Operating expenses for the three months ended June 30, 2020 increased by approximately $431,000, or 47%, compared to the three months ended June 30, 2019. Operating expenses for the six months ended June 30, 2020 increased by approximately $1,136,000, or 76%, compared to the six months ended June 30, 2019. Our principal operating expense for both the three and six months ended June 30, 2020 was litigation and licensing expenses of approximately $808,000 and $1,718,000, respectively, which represent fees payable to attorneys, third-party funding sources and inventors/former patent owners associated with the CXT, M-RED and NetTech portfolio settlements and are reflected as cost of revenues. These fees became payable as a result of settlement agreements. The total settlement recovery is included in revenue and the associated costs are treated as cost of revenue. When the settlement funds are disbursed we receive the net amount due us after deducting the associated settlement costs. We had settlement costs of approximately $579,000 and approximately $845,000 for the three and six months ended June 30, 2019, respectively. As discussed above, the timing and amount of revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights. Depending on the terms of the engagement with counsel, total fees payable across all our portfolio enforcement actions may exceed total settlement recoveries as of a specific date as the settlements do not occur simultaneously.

Other income (expense) for the three and six months ended June 30, 2020 included a gain on the derivative liability associated with the options granted pursuant to our agreement with Intelligent Partners of $140,000 and $100,000, respectively. We incurred a loss of $395,000 and $560,000 on derivative liability for the three and six months ended June 30, 2019, respectively. Other income reflects interest expense of approximately $322,000 and approximately $543,000 for the three and six months ended June 30, 2020, respectively, and approximately $212,000 and approximately $374,000 for the three and six months ended June 30, 2019. The increase in interest expense reflects the interest accrued on our note to Intelligent Partners.

During the period we incurred income tax expense of approximately $65,000 for the three and six months ended June 30, 2020, compared to approximately $0 and $225 for the three and six months ended June 30, 2019. The increase in income tax expense primarily reflect foreign income taxes related to foreign source patent licensing fees. We did not incur foreign income tax expenses in the three and six months ended June 30, 2019.

As a result of the foregoing, we realized net loss of approximately $372,000, or $0.00 per share (basic and diluted) and approximately $1,055,000, or $0.00 per share (basic and diluted), for the three and six months ended June 30, 2020, respectively, compared to net loss of approximately $499,000, or $0.00 per share (basic and diluted), and approximately $1,039,000, or $0.00 per share (basic and diluted) for the three and six months ended June 30, 2019, respectively.

Liquidity and Capital Resources

At June 30, 2020, we had current assets of approximately $877,000, and current liabilities of approximately $8,937,000. Our current liabilities include approximately $966,000 (net of discount of approximately $9,000) payable to Intellectual Ventures, loans payable of approximately $4,604,000 (net of discount of approximately $69,000) and accrued interest of approximately $116,500 payable to Intelligent Partners, as transferee of the notes initially issued to United Wireless, and loans payable of $147,000 and accrued interest of approximately $278,000 due to former directors and minority stockholders. As of June 30, 2020, we have an accumulated deficit of approximately $21,023,000 and a negative working capital of approximately $8,061,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities. The timing of any recovery may be affected by the court schedules, which have been affected by court closures or reduced court scheduled as a result of the COVID 19 pandemic and the steps taken by states to address the pandemic.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of approximately $65,000 for the three and six months ended June 30, 2020 and approximately $0 and $225 for the three and six months ended June 30, 2019, respectively.

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

Going Concern

We have an accumulated deficit of approximately $21,023,000 and negative working capital of approximately $8,061,000 as of June 30, 2020. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and Intelligent Partners, as transferee of United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired, and we may not be able to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of June 30, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

On April 23, 2020, we borrowed $20,832 from JPMorgan Chase Bank, N.A. pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act. The loan matures on April 6, 2022 and bears interest at a rate of 0.98% per annum, payable monthly commencing on November 23, 2020. We may prepay the loan at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. We intend to use the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

On May 14, 2020, we took out a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort, as amended . Our obligations on the loan are set forth in our note which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 14, 2021. We may prepay this note at any time prior to maturity with no prepayment penalties. Proceeds from the loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount. In addition to the loan, as part of the COVID-19 relief effort, we obtained and Emergency EIDL Grant from the SBA in the amount of $1,000. We are not required to repay the grant.

Item 6. Exhibits.

10.1	SBA Economic Injury Disaster Loan Note and Security Agreement dated May 14, 2020
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.ins	XBRL Instance Document
101.sch	XBRL Taxonomy Schema Document
101.cal	XBRL Taxonomy Calculation Document
101.def	XBRL Taxonomy Linkbase Document
101.lab	XBRL Taxonomy Label Linkbase Document
101.pre	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 14, 2020

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer