Form 10-Q
period 2020-09-30
QUEST PATENT RESEARCH CORP
filed 2020-11-16
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 383,038,334 shares of common stock are issued and outstanding as of November 16, 2020.

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

 ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	September 30, 2020	December 31, 2019
ASSETS
Current assets
Cash and cash equivalents	$91,879	$537,198
Accounts receivable	1,850,667	1,850,375
Other current assets	9,647	17,180
Total current assets	1,952,193	2,404,753

Patents, net of accumulated amortization of $2,127,530 and $1,617,762 respectively	2,339,586	2,754,354

Total assets	$4,291,779	$5,159,107

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Liabilities
Current liabilities:
Accounts payable and accrued liabilities	$2,714,721	$3,362,932
Accrued liabilities – related party	564,050	-
Loans payable – third party	147,000	147,000
Purchase price of patents, current portion, net of unamortized discount of $0	975,000	569,386
Loan payable – related party, net of unamortized discount and debt issuance costs of $0 and $189,705, respectively	4,672,810	4,483,105
Accrued interest – loan payable related party	117,780	117,780
Accrued interest - loans payable third party	281,210	270,185
Derivative liability	-	595,000
Total current liabilities	9,472,571	9,545,388

Non-current liabilities
Contingent funding liabilities	20,378	20,378
Loans payable – SBA	172,974	-
Purchase price of patents, net of unamortized discount of $155,019 and $282,503, respectively	1,159,981	1,442,497
Total liabilities	10,825,904	11,008,263

Stockholders’ deficit:
Preferred stock – par value $.00003 per share – authorized 10,000,000 Shares – no shares issued and outstanding	-	-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares and 10,000,000,000 at September 30, 2020 and December 31, 2019; shares issued and outstanding 383,038,334 at September 30, 2020 and December 31, 2019	11,491	11,491
Additional paid-in capital	14,427,782	14,107,782
Accumulated deficit	(20,973,631)	(19,968,668)
Total Quest Patent Research Corporation deficit	(6,534,358)	(5,849,395)

Non-controlling interest in subsidiary	233	239

Total stockholders’ deficit	(6,534,125)	(5,849,156)

Total liabilities and stockholders’ deficit	$4,291,779	$5,159,107

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE THREE MONTHS ENDED		FOR THE NINE MONTHS ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
Revenues
Patent licensing fees	$3,404,985	$640,000	$5,488,088	$2,002,418
Licensed packaging sales	-	-	-	25,274
	3,404,985	640,000	5,488,088	2,027,692
Operating expenses
Cost of revenue:
Cost of sales	-	-	-	4,520
Litigation and licensing expenses	2,996,416	555,474	4,714,406	1,400,003
Management support services	-	150	-	1,793
Selling, general and administrative expenses	301,853	302,574	1,213,151	945,601
Total operating expenses	3,298,269	858,198	5,927,557	2,351,917

Income /(loss) from operations	106,716	(218,198)	(439,469)	(324,225)

Other Income and (expenses)
Gain/(loss) on derivative liability	175,000	290,000	275,000	(270,000)
Other income	1,000	-	1,000	-
Interest expense	(233,101)	(216,336)	(776,137)	(590,828)
Total other income (expenses)	(57,101)	73,664	(500,137)	(860,828)

Net income (loss) before income tax	49,615	(144,534)	(939,606)	(1,185,053)

Income tax	-	-	(65,363)	(225)

Net income/(loss)	49,615	(144,534)	(1,004,969)	(1,185,278)
Net (income)/loss attributable to non-controlling interest in subsidiaries	6	(347)	6	1,558
Net income/(loss) attributable to Quest Patent Research Corporation	$49,621	$(144,881)	$(1,004,963)	$(1,183,720)

Income (loss) per share basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average shares outstanding – basic and diluted	383,038,334	383,038,334	383,038,334	383,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2018	383,038,334	11,491	14,107,782	(18,659,892)	1,758	(4,538,861)
Net loss	-	-	-	(539,809)	(259)	(540,068)
Balance as of March 31, 2019	383,038,334	11,491	14,107,782	(19,199,701)	1,499	(5,078,929)
Net loss				(499,030)	(1,646)	(500,676)
Balance as of June 30, 2019	383,038,334	11,491	14,107,782	(19,698,731)	(147)	(5,579,605)
Net income (loss)				(144,881)	347	(144,534)
Balances as of September 30, 2019	383,038,334	$11,491	$14,107,782	$(19,843,612)	$200	$(5,724,139)

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2019	383,038,334	11,491	14,107,782	(19,968,668)	239	(5,849,156)
Net loss	-	-	-	(682,798)	-	(682,798)
Balance as of March 31, 2020	383,038,334	11,491	14,107,782	(20,651,466)	239	(6,531,954)
Net loss				(371,786)	-	(371,786)
Balance as of June 30, 2020	383,038,334	11,491	14,107,782	(21,023,252)	239	(6,903,740)
Resolution of derivative liability			320,000			320,000
Net income/(loss)				49,621	(6)	49,615
Balances as of September 30, 2020	383,038,334	$11,491	$14,427,782	$(20,973,631)	$233	$(6,534,125)

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the
	Nine Months Ended
	September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(1,004,969)	$(1,185,278)
Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Amortization of debt discount	412,189	254,133
(Gain)/loss on derivative liability	(275,000)	270,000
Depreciation and amortization	509,768	388,402

Changes in operating assets and liabilities:
Accounts receivable	(292)	(524,897)
Accrued interest – loans payable related party	-	(25,000)
Accrued interest – loans payable third party	12,267	12,225
Other current assets	7,533	(17,467)
Accounts payable and accrued expenses	(84,161)	1,235,971

Net cash provided by/(used in) operating activities	(422,665)	408,089

Cash flows from investing activities:
Purchase of patents	(95,000)	(75,000)
Net cash used in investing activities	(95,000)	(75,000)

Cash flows from financing activities:
Proceeds from sale of future revenue	95,000
Proceeds from SBA loans	171,732	-
Repayment of purchase price of patents	(194,386)	(155,614)
Net cash provided by/(used in) financing activities	72,346	(155,614)

Net increase (decrease) in cash and cash equivalents	(445,319)	177,475

Cash and cash equivalents at beginning of period	537,198	166,911

Cash and cash equivalents at end of period	$91,879	$344,386

Non-cash investing and financing activities
Accounts payable for patent purchase, net of imputed interest of $336,781	-	1,238,219
Resolution of derivative liability	320,000	-
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes, including foreign taxing authorities withheld taxes of $65,363 and $225 during the periods ended September 30, 2020, and 2019 respectively.	65,363	225
Interest	350,000	349,500

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2020

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company is a Delaware corporation, incorporated on July 17, 1987 and has been engaged in the intellectual property monetization business since 2008.

As used herein, the “Company” refers to Quest Patent Research Corporation and its wholly-owned and majority-owned and controlled operating subsidiaries unless the context indicates otherwise. All intellectual property acquisition, development, licensing and enforcement activities are conducted by the Company’s operating subsidiaries.

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly-owned and majority-owned subsidiaries as of September 30, 2020.

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

Mariner IC, Inc. (wholly owned)

IC Kinetics, Inc. (wholly owned)

CXT Systems, Inc. (wholly owned)

Photonic Imaging Solutions Inc. (wholly owned)

M-RED Inc. (wholly owned)

Prior to April 2019, the operations of Wynn Technologies, Inc. were not included in the Company’s consolidated financial statements as there were significant contingencies related to its control of Wynn Technologies, Inc. The sole asset of Wynn Technologies, Inc. was US Patent No. RE38,137E. Wynn Technologies, Inc. could not transfer, assign, sell, hypothecate or otherwise encumber US Patent No. RE38,137E without the express written consent of the owner of 35% of Wynn Technologies, Inc., unless, as of the date of such transfer, assignment, sale, hypothecation or other encumbrance, the owner had received a total of at least $250,000. US Patent No. RE38,137E expired on September 28, 2015. The Company accounted for its 65% interest in Wynn Technologies, Inc. under the equity method whereby the investment accounts were increased for contributions by the Company plus its 60% share of income pursuant to the contractual agreement which provides that the holder of 35% of the stock of Wynn Technologies, Inc. retained 40% of the income, and reduced for distributions and its 60% share of losses incurred, respectively, with the restriction whereby the account balances cannot go below zero. On April 11, 2019, Wynn Technologies, Inc. merged into Quest NetTech Corporation with Quest NetTech Corporation being the surviving entity. Pursuant to the merger agreement, Quest NetTech Corporation issued a 35% interest to the former 35% stockholder of Wynn Technologies, Inc.

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

Income Tax

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred foreign income tax expenses of approximately $0 and $65,000 for the three and nine months ended September 30, 2020, respectively, and approximately $0 and approximately $225 for the three and nine months ended September 30, 2019, respectively.

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

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $20,974,000 and negative working capital of approximately $7,520,000 as of September 30, 2020. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intellectual Ventures and Intelligent Partners, as transferee of United Wireless, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on its business raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. The Company is in default on payment of principal and interest on its convertible notes due September 30, 2020 in the principal amount of $4,672,812. Accrued interest on the notes was $117,780. The Company has obtained a standstill agreement of the noteholder until November 13, 2020. In connection with the standstill agreement, the Company paid the $117,780 interest accrued at September 30, 2020, and, in connection with an extension of the standstill to November 13, 2020, the Company paid additional interest through the standstill period of $20,000. Although the Company is in negotiations with the noteholder with respect to a restructure of the note and other payment agreements between the noteholder and the Company, it can give no assurance that the negotiations will result in a revised agreement. The failure of the Company to negotiate an acceptable restructure of the agreement could materially and adversely affect the ability of the Company to continue in business, and it may be necessary for the Company to seek protection under the Bankruptcy Act.

NOTE 3 – SHORT-TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s short-term and long-term debt at September 30, 2020 and December 31, 2019.

	September 30,	December 31,
	2020	2019
Short-term debt:
Loans payable – third party	$147,000	$147,000
Purchase price of patents – current portion	975,000	569,386
Net short-term debt	1,122,000	716,386

Loan payable – related party
Gross	4,672,810	4,672,810
Accrued Interest	117,780	117,780
Unamortized discount	-	(189,705)
Net loans payable – related party	$4,790,590	$4,600,885
Long-term liabilities:
Loans payable - SBA
Gross	$170,832	-
Accrued Interest	2,142	-
Net loans payable SBA	172,974	-
Purchase price of patents
Gross	1,315,000	1,725,000
Unamortized discount	(155,019)	(282,503)
Net purchase price of patents – long-term	$1,159,981	$1,442,497
Contingent funding liabilities:
Gross	20,378	20,378
Net contingent funding liabilities	$20,378	$20,378

Loan payables:

The loan payable – third party represents unsecured demand loans made by former officers and directors, who are unrelated third parties at September 30, 2020, and December 31, 2019, in the amount of $147,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also stockholders, but their stockholdings are not significant.

The loan payable – related party at September 30, 2020 represents the principal amount of the Company’s 10% secured convertible note to Intelligent Partners, LLC (“Intelligent Partners”) as transferee of the secured convertible notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless, as more fully described in the Company’s financial statements for the year ended December 31, 2019. The notes payable to Intelligent Partners, as transferee of United Wireless, are classified as a current liability as of September 30, 2020 and December 31, 2019. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes on that date. See Note 10 for information with respect to current status of the notes payable to Intelligent Partners.

Interest on all notes issued pursuant to the securities purchase agreement, accrued through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. On September 30, 2018, approximately $395,459 of accrued interest was added to principal. Since September 30, 2018, the Company has been required to pay interest quarterly. For the three and nine months ended September 30, 2020, the Company paid approximately $117,000 and 350,000 in interest, respectively, on these loans.

Because of its right to elect a director of the Company, United Wireless is treated as a related party. Prior to the securities purchase agreement with United Wireless, the Company had no relationship with United Wireless.

Long term liabilities

The loans payable-SBA at September 30, 2020 represents:

●	An unsecured loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $20,832, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, which was enacted March 27, 2020. The loan, which was taken down on April 23, 2020, matures on April 23, 2022 and bears interest at a rate of 0.98% per annum, with interest payable monthly commencing on November 23, 2020. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

●	A secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 14, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

The purchase price of patents at September 30, 2020 represents:

●	the minimum payments due under the agreement between CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and IV 34/37 pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of fourteen United States patents, five foreign patents and six related applications (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. As of September 30, 2020, $600,000 of the minimum future cumulative distributions were presented as short-term debt based on the payment due date. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. During the nine-months ended September 30, 2020, the Company paid the $194,386 liability that was classified as a short-term liability as of December 31, 2019.

●	The non-current portion of minimum payments due under the agreement between M-RED Inc. (“M-RED”), a wholly owned subsidiary and Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED is to distribute 50% of net proceeds, as defined, to IV 113/108, as long as the Company generates revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. The $75,000 initial payment is treated as an advance against the first distributions of net proceeds payable to IV 113/108. As of September 30, 2020, $1,125,000 and $375,000 of the minimum future cumulative distributions were presented as long-term and short-term debt, respectively, based on payment due dates. Neither the Company nor any of its affiliates has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

●	The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third party funder is entitled to a priority return of funds advanced from net proceeds. as defined, recovered until the funder has received $190,000. The Company has no other obligation to the third party and has no liability to the funder in the event that the Company does not generate net proceeds. Pursuant to ASC 470, the company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

The contingent funding liabilities at September 30, 2020 represents:

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

The Company’s relationship with the funding source meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from a funding source in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, the Company recognized the fair value of its contingent obligation to the funding source, as of the acquisition date, as long-term debt in its consolidated balance sheet. This initial fair value measurement is based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy and are discussed further within Note 2. At each subsequent reporting period, the Company will measure the long-term debt at fair value based on the discounted expected future cash flows over the life of the obligation. The Company’s repayment obligations are contingent upon future patent licensing fee revenues generated from the licensing programs.

Under ASC 470, amounts recorded as debt shall be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. As of September 30, 2020, the total contingent funding liability was approximately $20,000, and the effective interest rate was approximately 8.5%. This rate represents the discount rate that equates the estimated future cash flows with the fair value of the debt and is used to compute the amount of interest to be recognized each period. Any future payments made to the funding source will decrease the long-term debt balance accordingly. For the period ended September 30, 2020, the amortization amount is deemed immaterial.

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

As of September 30, 2020, and December 31, 2019, the aggregate fair value of the outstanding derivative liability was approximately $0 and $595,000, respectively. The underlying derivative expired unexercised on September 30, 2020, the derivative liability was resolved and credited back to additional paid in capital.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the period ended September 30, 2020 and December 31, 2019:

	Period Ended
	September 30,	December 31,
	2020	2019
Volatility	261%	207-426%
Risk-free interest rate	0.20%	0.24%
Expected dividends	-%	-%
Expected term	-	1.75-4.70

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2020 and December 31, 2019:

	Fair Value Measurements as of
	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	-	-	-	-	-	-
Total assets	-	-	-	-	-	-

Liabilities
Option derivative liability	-	-	-	-	-	595,000
Total liabilities	$-	$-	$-	$-	$-	$595,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of September 30, 2020
Beginning balance	$595,000
Change in fair value	(275,000)
Resolution of derivative liability	(320,000)
Ending balance	$0

NOTE 5 – STOCKHOLDERS’ EQUITY

No options were granted during the nine months ended September 30, 2020.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2019	50,000,000	0.03	0.75
Granted	-	-	-
Exercised	-	-	-
Expired	(50,000,000)	0.03	-
Cancelled	-	-	-
Balance - September 30, 2020	-	-	-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	September 30,	December 31,	amortization period
	2020	2019	(years)
Patents	$5,690,000	$5,595,000	6.50
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(713,073)	(713,073)
Subtotal	4,467,116	4,372,116
Less: accumulated amortization	(2,127,530)	(1,617,762)
Net value of intangible assets	$2,339,586	$2,754,354	6.38

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at September 30, 2020 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years;

●	patents acquired in July 2017 pursuant to an obligation to distribute 50% of net revenues to IV 34/37, against which $25,000 was advanced at closing and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years;

●	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71 against which CXT advanced $10,000 at closing;

●	patents acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000, against which PIS advanced $10,000 at closing; and

●	patents acquired in March 2019 by M-Red Inc. (“M-Red”) from Intellectual Ventures Assets 113 LLC and Intellectual Ventures 108 LLC (“IV 113/108”) pursuant to which M-Red is obligated to distribute 50% of net revenues to IV 113/108, against which $75,000 was advanced at closing and provided that in the event that, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions of 50% of net revenues to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-Red shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108; the useful lives of the patents, at the date of acquisition, was approximately nine years; and

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

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

The Company assesses intangible assets for any impairment to the carrying values. As of September 30, 2020, and December 31, 2019, management concluded that there was no impairment to the acquired assets. At September 30, 2020 and December 31, 2019, the book value of the Company’s intellectual property was $2,339,586 and $2,754,354, respectively.

Amortization expense for patents comprised $509,768 and $529,486 for the nine months ended September 30, 2020 and the year ended December 31, 2019, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
Remainder of 2020	$135,350
2021	549,345
2022	495,742
2023	323,070
2024 and thereafter	836,079
Total	$2,339,586

Pursuant to the securities purchase agreement dated October 22, 2015 between the Company and United Wireless, more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, 15% of the net monetization proceeds from the patents acquired in October 2015 will be paid to Intelligent Partners, as transferee of United Wireless. This monetization obligation was recognized as a discount to the loan and amortized over the life of the loan using the effective interest method. In addition, the Company entered into a monetization agreement with United Wireless pursuant to which the Company agreed to pay United Wireless 7.5% of the net monetization proceeds from the patents acquired by CXT in July 2017. This obligation was recorded as an expense and is reflected in interest expense during the third quarter of 2017.

The Company granted Intellectual Ventures a security interest in the patents assigned to the Company as security for the payment of the balance of the purchase price. The security interest of Intellectual Ventures is senior to the security interest of Intelligent Partners, as successor to United Wireless, in the proceeds derived from such patents.

Pursuant to the funding agreement dated May 29, 2019 between the Company and the funding source, 100% of the net monetization proceeds due to the company from the audio messaging patents acquired in May 2020 will be paid to the funding source until the funding source receives $190,000. The monetization obligation, net of the $95,000 provided by the funding source, was recognized as a discount to the debt and fully amortized to interest expense during the period.

The balance of the purchase price of the patents is reflected as follows:

	September 30, 2020	December 31, 2019
Current Liabilities:
Purchase price of patents, current portion	975,000	$569,386
Unamortized discount	-
Non-current liabilities:
Purchase price of patents, long term	1,315,000	$1,725,000
Unamortized discount	(155,019)	(282,503)
Total current and non-current	2,134,981	2,011,883
Effective interest rate of Amortized over 2-3 years	9.35%-14.45%	9.6-12.5%

Because the non-current minimum payment obligations are due over the next three years, the Company imputed interest at 10% per annum and the interest will be accreted up to the maturity date.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

Balance as of December 31, 2019	$239
Net loss income attributable to non-controlling interest	$(6)
Balance as of September 30, 2020	$233

NOTE 8 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company which was needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 6 in connection with transactions with United Wireless. During periods ended September 30, 2020 and 2019, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s financial statements for the year ended December 31, 2019. On each of September 30, 2017 and 2018, accrued interest was added to the principal amount of the note. Subsequent to September 30, 2018, the Company is to pay interest quarterly. During the three and nine months ended September 30, 2020 the Company paid the amounts due of approximately $117,000 and 350,000 in interest, respectively, and the amounts due of approximately $117,000 and 350,000 for the three and nine months ended September 30, 2019, respectively.

See Note 9 with respect to the employment agreement with the Company’s president and chief executive officer.

During the three and nine months ended September 30, 2020 and 2019, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of such services was approximately $115 and $320 for the three and nine months ended September 30, 2020, respectively, and approximately $115 and $350 for the three and nine months ended September 30, 2019, respectively.

During the three and nine months ended September 30, 2020, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent for the Company in connection with monetization of the Company’s intellectual property rights. As of September 30, 2020 the Company recorded an accrued liability of approximately $564,000 in connection with the engagement. In prior periods, the Company engaged a firm at which the father-in-law of the chief executive was formerly a partner. Because his interest in the prior firm was less than 10%, the prior firm was not considered a related party in prior periods.

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

In December 2018, the Company entered into an unsecured non-recourse funding agreement whereby a third party agreed to provide funds to the Company to enable the Company to support its structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and the Company has no other obligation to the third party. As of September 30, 2020, the Company paid the third party approximately $130,000 under the agreement.

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

Patent Enforcement and Other Litigation

Certain of the Company’s operating subsidiaries are engaged in litigation to enforce their patents and patent rights. In connection with these patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against the Company or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by the Company or its operating subsidiaries, could materially harm the Company’s operating results and financial position and could result in a default under the Company’s notes to Intelligent Partners, which are already in default as a result of the Company’s failure to pay the notes on the September 30, 2020 maturity date. Since the operating subsidiaries do not have any assets other than the patents, and the Company does not have any available financial resources to pay any judgment which a defendant may obtain against a subsidiary, such a judgement may result in the bankruptcy of the subsidiary and/or the loss of the patents, which are the subsidiaries’ only assets.

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

In May 2018, CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Stage Stores, Inc. In February 2020, Specialty Retailers, Inc. (“Specialty”), the parent company of Stage Stores, Inc., failed to make the final installment payment pursuant to the Settlement and License Agreement between Specialty and CXT. On March 31, 2020, CXT made a sealed motion with the Court to Reopen the Action and Enforce the Settlement Agreement. On May 1, 2020, CXT filed a sealed motion with the Court seeking Summary Judgment to Enforce the Settlement Agreement. On May 4, 2020, the Court granted the motion. On May 10, 2020 Specialty filed voluntary petitions under Chapter 11 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Southern District of Texas, Houston Division. On May 16, 2020, CXT filed a proof of claim with the Bankruptcy Court. On May 20, 2020, the reopened District Court action was stayed automatically pending the outcome of the bankruptcy action.

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

NOTE 10 – SUBSEQUENT EVENTS

At September 30, 2020, promissory notes in the aggregate principal amount of $4,672,810 payable to Intelligent Partners became due. At September 30, 2020, accrued interest on the notes was $117,780. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes on that date.

On October 1, 2020, the Company entered into a standstill agreement with Intelligent Partners pursuant to which:

●	Intelligent Partners agreed that, provided that the Company pays Intelligent Partners $117,780 of accrued interest on the note by October 2, 2020, for a period commencing on October 1, 2020 until the earlier of (i) October 22, 2020 or (ii) the date of any action by any person (other than Intelligent Partners and its affiliates) relating to the assertion of a breach or default by the Company or any of its subsidiaries under any agreement to which the Company or any of its subsidiaries is a party (the “Standstill Period”), Intelligent Partners and any person acting on behalf of Intelligent Partners will forebear from taking any action to enforce any of the rights they have or may have under the Agreements between the Company and Intelligent Partners or under applicable law or otherwise in respect of or arising out of the failure by the Company to pay the principal on the notes on the maturity date thereof or as a result of any defaults or alleged defaults by the Company or any subsidiary of the Company under any of the agreement between the Company and Intelligent Partners or under any applicable law or otherwise.

●	During the Standstill Period, the Company and Intelligent Partners will seek to negotiate a mutually agreeable restructure agreement which provides for restructure of the Company’s obligations under the notes and a modification of its obligations under the Company’s Agreements with Intelligent Partners.

On October 1, 2020, the Company made the $117,780 payment to Intelligent Partners. Pursuant to amendments to the standstill agreement, the Standstill Period was extended to October 27, 2020, October 31, 2020 and November 13, 2020. In connection with the third extension, the Company made a payment of $20,000 in full satisfaction of any interest accrued during the Standstill Period on the Company’s note to Intelligent Partners.

The Company intends to negotiate in good faith with respect to a restructuring of its obligations to Intelligent Partners. However, the Company cannot give any assurance that it will be successful in negotiating a restructure. In the event the Company is not able to negotiate a restructure, it may not be able to continue in business and may be necessary for the Company to seek protection under the Bankruptcy Act.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned or majority-owned subsidiaries. We currently own, control or manage eleven intellectual property portfolios, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits.

Our business, like all businesses at the present time, are affected by the COVID-19 pandemic and the steps taken by states to seek to reduce the spread of the virus. Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown has affected the court system, with courts operating on a reduced schedule. As a result, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. In addition, the effect of the COVID-19 and the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim. A number of defendants and potential defendants have filed to take advantage of the Bankruptcy Act or have announced that they may consider such action. If any defendant files for protection under the Bankruptcy Act, the action would be stayed and we may not be able to obtain a judgment or recover on any judgment.

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

We seek to generate revenue from two sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three and nine months ended September 30, 2020 resulted from patent licensing fees, of which approximately 88% and 86%, respectively, was paid to funding sources, legal counsel and prior owners of the respective patents. Approximately all of the revenue for the three and nine months ended September 30, 2019 were from patent licensing fees, of which approximately 87% and 70%, respectively, was paid to funding sources and legal counsel pursuant to our agreements with funding sources, legal counsel and prior owners of the respective patents. Timing and amount of revenue is dependent upon the results of litigation and, depending on the terms of the engagement with counsel, total fees payable across all our portfolio enforcement actions may exceed total settlement recoveries as of a specific date as the settlements do not occur simultaneously.

●	Licensed packaging sales, which relate to the sale of licensed products, although we did not generate revenue from these sales during the three or nine months ended September 30, 2020.

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

In May 2018, Semcon brought patent infringement actions in the United States District Court for the Eastern District of Texas against TCT Mobile International Limited et. al. and Shenzhen OnePlus Science & Technology Co., Ltd. These actions were settled and our revenue for the three and nine month periods ended September 30, 2020 includes revenue from these settlements. We did not generate revenue from any other litigation in the three or nine months ended September 30, 2020.

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

On May 14, 2020, we took out a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort, as amended .. Our obligations on the loan are set forth in our note which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 14, 2021. We may prepay this note at any time prior to maturity with no prepayment penalties. Proceeds from the loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount. In addition to the loan, as part of the COVID-19 relief effort, we obtained and Emergency EIDL Grant from the SBA in the amount of $1,000. We are not required to repay the grant.

Results of Operations

Three and nine months ended September 30, 2020 and 2019

Revenues for the three months ended September 30, 2020 were approximately $3,405,000, an increase of approximately $2,765,000, or 432%, from the comparable period of 2019, which were approximately $640,000. Revenues for the nine months ended September 30, 2020 were approximately $5,488,000, an increase of approximately $3,486,000, or 174%, from the comparable period of 2019, which was approximately $2,002,000. We generated revenue from patent fees of approximately $3,405,000 and $5,488,000 for the three and nine months ended September 30, 2020, respectively, from licenses to the CXT, M-RED and power management portfolios. Our revenue, in the near future if not longer, is likely to be affected by factors relating to the COVID-19 pandemic as described under “Overview”. We generated revenue from patent fees of approximately $640,000 and approximately $2,002,000 for the three and nine months ended September 30, 2019, respectively, from settlements in the CXT portfolio actions, anchor structure portfolio actions, power management/bus controller portfolio actions and CMOS portfolio actions. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. As discussed above, the timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, or to inventors/former patent owners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source. Since our revenue is dependent upon our success in litigation, the timing of revenue is dependent upon the timing of litigation and our success in the litigation as well as the ability of defendants to make any agreed-upon payments. As a result, we expect that our revenue will continue to be subject to significant changes from quarter to quarter.

Operating expenses for the three months ended September 30, 2020 increased by approximately $2,440,000, or 284%, compared to the three months ended September 30, 2019. Operating expenses for the nine months ended September 30, 2020 increased by approximately $3,576,000, or 152%, compared to the nine months ended September 30, 2019. Our principal operating expense for both the three and nine months ended September 30, 2020 was litigation and licensing expenses of approximately $2,996,000 and $4,714,000, respectively, which represent fees payable to attorneys, third-party funding sources and inventors/former patent owners associated with the CXT, M-RED and power management portfolio licenses and are reflected as cost of revenues. These fees became payable as a result of license agreements. The total licensing fee is included in revenue and the associated costs are treated as cost of revenue. When the licensing fee funds are disbursed we receive the net amount due us after deducting the associated settlement costs. We had settlement costs of approximately $555,000 and approximately $1,400,000 for the three and nine months ended September 30, 2019, respectively. As discussed above, the timing and amount of revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights. Depending on the terms of the engagement with counsel, total fees payable across all our portfolio enforcement actions may exceed total settlement recoveries as of a specific date as the settlements do not occur simultaneously.

Other income (expense) for the three and nine months ended September 30, 2020 included a gain on the derivative liability associated with the options granted pursuant to our agreement with Intelligent Partners of $175,000 and $275,000, respectively. We realize a gain of $290,000 and incurred a loss of $270,000 on derivative liability for the three and nine months ended September 30, 2019, respectively. Other income (expense) reflects interest expense of approximately $233,000 and approximately $776,000 for the three and nine months ended September 30, 2020, respectively, and approximately $216,000 and approximately $591,000 for the three and nine months ended September 30, 2019. The increase in interest expense reflects the interest accrued on our note to Intelligent Partners.

We incurred income tax expense of approximately $0 and $65,000 for the three and nine months ended September 30, 2020, respectively, compared to approximately $0 and $225 for the three and nine months ended September 30, 2019. The increase in income tax expense primarily reflect foreign income taxes related to foreign source patent licensing fees. We did not incur foreign income tax expenses in the three and nine months ended September 30, 2019.

As a result of the foregoing, we realized net income of approximately $50,000, or $0.00 per share (basic and diluted) and a net loss of approximately $1,005,000, or $0.00 per share (basic and diluted), for the three and nine months ended September 30, 2020, respectively, compared to net loss of approximately $145,000, or $0.00 per share (basic and diluted), and approximately $1,185,000, or $0.00 per share (basic and diluted) for the three and nine months ended September 30, 2019, respectively.

Liquidity and Capital Resources

At September 30, 2020, we had current assets of approximately $1,952,000, and current liabilities of approximately $9,473,000. Our current liabilities include approximately $975,000, payable to Intellectual Ventures, loans payable of approximately $4,673,000, and accrued interest of approximately $118,000 payable to Intelligent Partners, as transferee of the notes initially issued to United Wireless, and which are in default as a result of our failure to make payment on the September 30, 2020 maturity date, and loans payable of $147,000 and accrued interest of approximately $281,000 due to former directors and minority stockholders. As of September 30, 2020, we have an accumulated deficit of approximately $20,974,000 and a negative working capital of approximately $7,520,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and Rule 8-03 of Regulation S-X of the SEC, and present our financial statements and those of our wholly-owned and majority-owned subsidiaries. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred foreign income tax expenses of approximately $0 and $65,000 for the three and nine months ended September 30, 2020 and approximately $0 and $225 for the three and nine months ended September 30, 2019, respectively.

Long-Lived Assets

We review for impairment whenever events or circumstances indicate that the carrying amount of assets may not be recoverable, pursuant to guidance established in ASC 360-10-35-15, “Impairment or Disposal of Long-Lived Assets.” We recognize an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value.

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

Going Concern

We have an accumulated deficit of approximately $20,974,000 and negative working capital of approximately $7,520,000 as of September 30, 2020. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures and Intelligent Partners, as transferee of United Wireless, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions together with the effects of the COVID-19 pandemic and the steps taken by the state to slow the spread of the virus and its effects on our business raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty. We are in default on payment of principal and interest on our convertible notes due September 30, 2020 in the principal amount of $4,672,812. Accrued interest on the notes was $117,780. We obtained a standstill agreement of the noteholder until November 13, 2020. In connection with the standstill agreement, we paid the $117,780 interest accrued at September 30, 2020, and, in connection with an extension of the standstill to November 13, 2020, we paid additional interest through the standstill period of $20,000. Although we are in negotiation with the noteholder with respect to a restructure of the note and other payment agreements between the noteholder and us, we can give no assurance that the negotiations will result in a revised agreement. Our failure to negotiate an acceptable restructure of the agreement could materially and adversely affect our ability to continue in business and it may be necessary to seek protection under the Bankruptcy Act.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2020, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of September 30, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 16, 2020

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer