Form 10-K
period 2020-12-31
QUEST PATENT RESEARCH CORP
filed 2021-04-15
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

or

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________________ to _____________________

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,616,612 as of June 30, 2020.

As of April 2, 2021, the registrant had 533,334,630 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;

●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	Our ability to negotiate a revised payment schedule with Intellectual Ventures affiliates with respect to delinquent payments due under patent purchase agreements, failing which two of our subsidiaries may have to seek protection under the Bankruptcy Act if the sellers seek to exercise their remedies under the patent purchase agreements;

●	Our ability remain current with respect to our obligations under patent purchase agreements, the failure of which could result in a default under our agreement with QFL or, even if there is no default, may affect the willingness of QFL to make advances to us under the funding agreement;

●	The effect of the COVID-19 pandemic on our ability to generate revenue from our intellectual property; including reduced court schedules which give a lower priority to legal action such as those we file and the ability or willingness of defendants to reach a settlement on our claims, and impairment in the financial condition or bankruptcy of defendants and potential defendants in action which we commenced or may commence;

●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to realize any cash flow after payments to our funding sources, including Quest Finance LLC (“QFL”) under our financing agreement with QFL, Intelligent Partners, LLC (“Intelligent Partners”) under our restructure agreement, and payments due to counsel;

●	Our ability to identify intellectual property which QFL is willing to fund and to find other funding sources if QFL is not willing to fund the acquisition of the intellectual property;

●	Our ability or perceived ability to obtain necessary financing for operations;

●	Our ability to identify and negotiate purchase terms of intellectual property that QFL is willing to fund the litigation pursuant to our agreements with QFL;

●	Our ability to identify and acquire intellectual property rights for innovative technologies for which there is a significant potential market, including our ability to negotiate to obtain such rights in view of the economic effects COVID-19 pandemic and the resulting business closures;

●	The effect of any adverse decision in any action one of our subsidiaries may commence, including the award of legal fees in favor of a defendant, which may result in the bankruptcy of the subsidiary;

●	The effects on our business, financial conditions and ownership of proprietary rights in the event of any default under our agreements with QFL or Intelligent Partners;

ii

●	The effect of legislation and court decisions on the ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;

●	Our ability to obtain the funding either from QFL or other sources in order for us to acquire intellectual property and otherwise develop our business;

●	Our ability to reduce the cost of litigation through contingent fees with counsel or to obtain third-party financing from QFL or other sources if QFL does not provide the funding necessary for us to acquire the intellectual property or enforce our intellectual property rights through litigation;

●	The results or anticipated results of litigation by or against us, including any actions or motions by defendants seeking legal fees or any other recovery from us in the event that a court decision is against us or otherwise does not uphold our intellectual property rights;

●	The effects on us in the event that any party against which we commence litigation obtains a judgement against one of our subsidiaries and seeks to foreclose on the intellectual property owned by the subsidiary which may result in a default under our loan agreement with United Wireless.

●	The anticipated or actual results of our operations;

●	Events or conditions relating to the enforcement of intellectual property rights generally;

●	The development of a market for our common stock;

●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;

●	Any discrepancy between anticipated or projected results and actual results of our operations;

●	The market’s perception or our ability to continue to make our filings with the SEC in a timely manner;

●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	The market’s perception of the possible sale by QFL or Intellectual Partners of the shares of common stock which we are required to register;

●	Any damages we may be required to pay in the event that we do not timely register share common stock to be sold by Intellectual Partners of shares we issued to Intellectual Partners or by QFL upon exercise of warrants we issued to QFL; and

●	Other matters not within our control.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are an intellectual property asset management company. Our principal operations include the acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly-owned subsidiaries. We currently own, control or manage twelve intellectual property portfolios, which principally consist of patent rights. Our twelve intellectual property portfolios include the portfolios which we acquired from Intellectual Ventures Assets 16, LLC (“Intellectual Ventures”) and seven of its affiliates. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits.

We generate revenue from two sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.

●	Licensed packaging sales, which relate to the sale of licensed products, which have not constituted a significant source of revenue and was not a source of revenue in 2020.

We previously received management fees for managing litigation related to our intellectual property rights. We do not currently receive these fees; we do not have any agreements that provide for such payments and we cannot assure you that we will generate revenue from such fees in the future. Our agreement with QFL does not provide for any payment to us of management fees.

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

We employ a due diligence process before completing the acquisition of an intellectual property interest. We begin with an investment thesis supporting the potential transaction and then proceed to test the thesis through an examination of the critical drivers of the value of the underlying intellectual property asset. Such an examination focuses on areas such as title and inventorship issues, the quality of the drafting and prosecution of the intellectual property assets, legal risks inherent in licensing programs generally, the applicability of the invention to the relevant marketplace and other issues such as the effects of venue and other procedural issues. However, our financial position may affect our ability to conduct adequate due diligence with respect to intellectual property rights. This due diligence effort is conducted by our chief executive officer.

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

Recent Development

Set forth below is a discussion of recent agreements which we entered into with QFL to provide us with a financing facility, funds to make a payment due to Intellectual Partners and for working capital and an agreement with Intellectual Partners to restructure our loan agreement and related agreements. The agreement with Intellectual Partners restated our agreements with United Wireless Holdings, Inc. (“United Wireless”) which had been assigned to Intellectual Partners, an affiliate of United Wireless. The descriptions below and elsewhere in this Form 10-K relating to our agreements with QFL and Intelligent Partners are summaries only and are qualified in their entirety by reference to those agreements which are filed as exhibits to this Form 10-K

Summary of Agreements with QPRC Finance LLC

On February 22, 2021, we entered into a series of agreements, all dated February 19, 2021,with QFL, including a prepaid forward purchase agreement (the “Purchase Agreement”), a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guarantee”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i)	Pursuant to the Purchase Agreement, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize; (b) up to $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. The terms of the Purchase Agreement are described under “Purchase Agreement.”

(ii)	We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners as transferee of United Wireless Holdings, Inc. (“United Wireless”) pursuant to a restructure agreement (the “Restructure Agreement”) between us and the Company and Intelligent Partners executed contemporaneously with the closing of the Investment Documents. The payment was made directly from QFL to Intelligent Partners. The terms of the Restructure Agreement are described under “Restructure Agreement.” We also requested and received in March 2021 $400,000 for working capital.

(iii)	Pursuant to the Security Agreement, our obligations under the Purchase Agreement with QFL are secured by: (a) the proceeds (as defined in the Purchase Agreement); (b) the patents (as defined in the Purchase Agreement; (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Subsidiary Guaranty, eight of our subsidiaries – Quest Licensing Corporation (“QLC”), Quest NetTech Corporation (“NetTech”), Mariner IC Inc. (“Mariner”), Semcon IP Inc. (“Semcon”), IC Kinetics Inc. (“IC”), CXT Systems Inc. (“CXT”), M-Red Inc. (“MRED”), and Audio Messaging Inc.(“AMI”), collectively, the “Subsidiary Guarantors”) guaranteed our obligations to QFL under the Purchase Agreement.

(v)	Pursuant to the Subsidiary Security Agreement, the Subsidiary Guarantors grant QFL a security interest in the proceeds from the future monetization of their respective patent portfolios.

(vi)	Pursuant to the Warrant Issue Agreement, we granted QFL ten-year warrants to purchase a total of up to 96,246,246 shares of our common stock, with an exercise price of $0.0054 per share which may be exercised from February 19, 2021 through February 18, 2031on a cash or cashless basis. Exercisability of the Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% (the “Maximum Percentage”) of our common stock, except that by written notice to us, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to us. The Warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement.

(vii)	We agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date.

(viii)	We granted QFL certain registration rights with respect to the 96,246,246 shares of common stock issuable upon exercise of the warrant.

(ix)	Commencing six months from the closing date, if the shares owned by QFL cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to QFL.

(x)	Pursuant to the Board Observation Rights Agreement, until the later of the date on which QFL or its affiliates (i) have received the entirety of their Investment Return (as defined in Purchase Agreement), and (ii) no longer hold any Securities (the “Observation Period”), we granted QFL the right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings (including, without limitation, telephonic or other electronic meetings) of the Board or any committee thereof, including executive sessions, in an observer capacity.

Purchase Agreement

Pursuant to the Purchase Agreement, QFL agreed to make available to us a financing facility of: (i) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize; (ii) up to $2,000,000 for operating expenses from which we may, at our discretion, draw up to $200,000 per calendar quarter; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL the right to receive a portion of net proceeds generated from the monetization of those patents. After QFL has a negotiated rate of return, we and QFL shall share net proceeds equally until QFL shall have achieved its Investment Return (as defined therein). Thereafter, we shall retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by the Company to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by the Company are received, or to be received.

Events of Default include any breach of the Investment Documents, including non-payment, material misrepresentation, security interest compromise, criminal indictment or felony conviction of one or our officers or directors, our current chief executive no longer serving as our chief executive or as a director, the occurrence of any Event of Default under the Restructure Agreement with Intelligent Partners, as defined therein, and our insolvency. In addition to all rights and remedies available under law and the Investment Documents, upon and Event of Default, QFL may: (i) declare the Investment Return immediately due and payable, (ii) except in the event of our insolvency, declare an amount equal to the aggregate amount of the capital provided pursuant to the Purchase Agreement, plus a late charge, immediately due and payable, or (iii) cease making capital available to us.

Under the agreement, QFL may terminate capital advances other than in an Event of Default by giving written notice to us in which case QFL’s interest in Net Proceeds shall be an amount equal to the greater of (i) the capital advanced to the Company plus interest at the prime rate, on the one hand, and (ii) Net Proceeds received by the QFL prior to the date of such termination.

Grant of Security Interests

Pursuant to the Security Agreement and Subsidiary Security Agreement, payment of the obligations of the Company under the Purchase Agreement with QFL are secured by (i) the Proceeds (as defined in the Purchase Agreement); (ii) the Patents; (iii) all General Intangibles now or hereafter arising from or related to the foregoing; (iv) Proceeds (including, without limitation, Cash Proceeds and insurance proceeds) and products of the foregoing and (v) the proceeds realized by the relative patent portfolios of the Subsidiary Guarantors. The security interest in proceeds from the CXT and M-Red patents granted to QFL is junior to the security interest held by the respective affiliates of Intellectual Ventures granted to secure the obligations of CXT and MRED pursuant to their applicable patent purchase agreements.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, we agreed to file a registration statement with the SEC covering 50,000,000 of the 96,246,246 shares of common stock issuable upon exercise of the Warrant. We are required to file the registration statement by the second business day following the earlier of (x) the date on which the Company is next required to file its financial statements on Form 10-K or Form 10-Q under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and (y) the date on which the Company actually files its financial statements on Form 10-K or Form 10-Q under the Exchange Act, in each case without regard to any extension pursuant to Rule 12b-25 under the Exchange Act (the “Initial Filing Deadline”); provided, that, if our common stock is not quoted on an existing trading market for the purpose of conducting an at the market offering under Rule 415 of the Securities Act of 1933, as amended, the Initial Filing Deadline shall be no earlier than the second business day following the date on which the QFL provides the Company with written information as to the fixed price at which it plans to offer and sell the Registrable Securities (as defined in the Registration Rights Agreement) pursuant to the registration statement. We are also required to file additional Registration Statements (as defined in the Registration Rights Agreement) on the date 60 days after the date that we receive written notice from any Investor (as defined in the Registration Rights Agreement) that 60% of the Registrable Securities held by all Investors registered under the immediately preceding registration statement have been sold. The Registration Rights Agreement provides for us to pay damages in the event that we do not meet the required deadlines.

Intercreditor Agreement

In connection with the agreements with QFL and the agreements with Intelligent Partners described below, we and our Subsidiaries entered into an intercreditor agreement with QFL and Intelligent Partners which sets forth the priority of QFL in the collateral under the Investment Documents.

Summary of Agreements with Intelligent Partners

Securities Purchase Agreement and Related Agreements with United Wireless

We, together with certain of our subsidiaries, and United Wireless, entered into a Securities Purchase Agreement dated October 22, 2015 (the “SPA”) and related Transaction Documents, as defined therein, pursuant to which the Company sold 50,000,000 shares (the “Shares”) of our common stock, par value $0.00003 per share (the “Common Stock”) at $0.05 per share, or an aggregate of $250,000; we issued our 10% secured convertible promissory notes due September 30, 2020 to United, and granted United an option (the “2015 Purchase Option”) to purchase up to an additional 50,000,000 shares of Common Stock in three tranches at the prices as set forth therein. The 2015 Purchase Option expired unexercised on September 30, 2020. The Shares are currently owned by Andrew C. Fitton (“Fitton”) and Michael Carper (“Carper”) and United Wireless subsequently transferred its note and assigned all of its remaining rights under the agreements to Intelligent Partners, which is an affiliate of United Wireless and is owned by Fitton and Carper. Our agreements with United Wireless, also included various monetization proceeds agreements, which we refer to as MPAs, pursuant to which we granted to Intelligent Partners, as the assignee of United Wireless, rights to the monetization proceeds from revenue generated from certain of our intellectual property, a security agreement and a registration rights agreement.

At September 30, 2020, promissory notes in the aggregate principal amount of $4,672,810 were outstanding. The notes became due by their terms on September 30, 2020, and we did not make any payment on account of principal of and interest on the notes. As a result, Intelligent Partners had the right to declare a default under the Notes, and, if Intelligent Partners had taken such action, it would have been necessary for us to seek protection under the Bankruptcy Act. Subsequent to September 30, 2020, we engaged in negotiations with Intelligent Partners in parallel with our negotiations with QFL, with a view to restructuring our obligations under the United Wireless agreements, including the Notes, so that we no longer had any obligations under the Notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from our agreements with QFL. We also made interest payments totaling $117,780 between September 30, 2020 and February 22, 2021, the date we signed the Restructure Agreement with Intelligent Partners. One of QFL’s requirements to provide us with a funding facility was the restructure of our obligations to Intelligent Partners so that we no longer had any debt obligations to Intelligent Partners. Neither QFL nor any other financing source, would provide us with funding while Intelligent Partners had a right to call a default under our notes to Intelligent Partners. As part of the restructure of our agreements with Intelligent Partners, we amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire, as describe below. Under these MPAs, Intelligent Partners participates in the monetization proceeds we receive with respect to new patents after QFL has received its negotiated rate of return.

On or prior to the date of the Restructure Agreement, Intelligent Partners transferred to Fitton and Carper $250,000 of the Notes (the “Transferred Note”), thereby reducing the principal amount of the Notes held by Intelligent Partners to $4,422,810.

On February 22, 2021, we and Intelligent Partners agreed to extinguish the Note and Transferred Note, and terminate or amend and restate the SPA and Transaction Documents, pursuant to a series of agreements including: a Restructure Agreement (the “Restructure Agreement”), a Stock Purchase Agreement (the “Stock Purchase Agreement”), an Option Grant (the “Option Grant”), an Amended and Restated Pledge Agreement (the “Pledge Agreement”), an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), a Board Observation Agreement (the “Board Observation Agreement”), a MPA-NA Security Interest Agreement (the “MPA-NA Security Interest Agreement”), an Amended and Restated Patent Proceeds Security Agreement (the “Patent Proceeds Security Agreement”, an Amended and Restated MPA-CP (the “MPA-CP”), an Amended and Restated MPA-CXT (the “MPA-CXT”), a MPA-MR (the “MPA-MR”), a MPA-AMI (the “MPA-AMI,” and together with the MPA-CP, MPA-CXT and MPA-MR, each a Restructure MPA and together the Restructure MPAs) and a MPA-NA (the “MPA-NA”).

(i)	Pursuant to the Restructure Agreement, we paid Intelligent Partners $1,750,000 at closing, which we received from QFL and which QFL paid directly to Intelligent Partners, and recognized a further non-interest bearing total monetization proceeds obligation (the “TMPO”) of $2,805,000, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the restructure agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. Further details regarding the TMPO are provided under “TMPO”;

(ii)	Pursuant to the Stock Purchase Agreement, we issued to Fitton and Carper, as holders of the Transferred Note, a total of 46,296,296 shares of our restricted common stock at a purchase price of $0.0054 per share, which purchase price was paid by the conversion and in full satisfaction of the Transferred Note (the “Conversion Shares”).

(iii)	Pursuant to the Option Grant, we granted Intelligent Partners an option to purchase a total of 50,000,000 shares of common stock, with an exercise price of $0.0054 per share which vests immediately and may be exercised through February 9, 2026.

(iv)	Pursuant to the restructured monetization proceeds agreement, Intelligent Partners has a right to receive 60% of the net monetization proceeds from the patents currently owned by the Subsidiary Guarantors. The agreement has no termination provisions, so Intelligent Partners will be entitled to its percentage interest as long as revenue can be generated from the intellectual property covered by the agreement.

(v)	Pursuant to the Subsidiary Security Agreement, our obligations under our agreements with Intelligent Partners, including its obligations under the Restructure Agreement and the Restructure MPAs are secured by a security interest in the net proceeds realized from the future monetization of the patents currently owned by the eight subsidiaries named above.

(vi)	Pursuant to the MPA-NA-Security Interest Agreement, our obligations under the MPA-NA are secured by a security interest in net proceeds realized from the future monetization of new patents acquired until the TMPO is satisfied, provided Intelligent Partners’ secured interest shall be limited to its entitlement in Net Proceeds under the MPA-NA. After satisfaction of the TMPO the security interest in proceeds from new assets shall terminate.

(vii)	We granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 50,000,000 Shares currently owned by Fitton and Carper; (ii) the 46,296,296 Conversion Shares being issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the Restructure Option;

(viii)	Commencing six months from the closing date, if the shares owned by Intelligent Partners cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to Intelligent Partners.

(ix)	Pursuant to the Board Observation Rights Agreement, until the Total Monetization Proceeds Obligation has been satisfied (the “Observation Period”), we granted Intelligent Partners the option and right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings of the Board or any committee thereof, including executive sessions, in an observer capacity.

Events of Default include (i) a Change of Control of the Company (ii) any uncured default on payment due to Intelligent Partners in an amount totaling in excess of $275,000, which is not the subject of a Dispute or other formal dispute resolution proceeding initiated in good faith pursuant to this Agreement or other Restructure Documents (iii) the filing of a voluntary petition for relief under the United States Bankruptcy Code by Company or any of its material subsidiaries, (iv) the filing of an involuntary petition for relief under the United States Bankruptcy Code against the Company, which is not stayed or dismissed within sixty (60) days of such filing, except for an involuntary petition for relief filed solely by Intelligent Partners, or any Affiliate or member of Intelligent Partners, or (v) acceleration of an obligation in excess of $1 million dollars to another provider of financing following a final determination by arbitration or other judicial proceeding that such obligation is due and owing.

Registration Rights Agreement

Pursuant to a registration rights agreement, we granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 50,000,000 Shares currently owned by Fitton and Carper; (ii) the 46,296,296 Conversion Shares issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the Restructure Option. We agreed to file a registration statement with the SEC covering up to a maximum of 50,000,000 of the Shares, Conversion Shares and Options Shares. We are required to file the registration statement by the earlier of the 2nd Business Day following the date on which we (x) are next required to file our financial statements on Form 10-K or Form 10-Q under the Exchange Act, and (y) actually files its financial statements on Form 10-K or Form 10-Q under the Exchange Act, in each case without regard to any extension pursuant to Rule 12b-25 under the Exchange Act. We are required to have the registration statement declared effective by the SEC within 120 days of the closing if the registration statement is not subject to a full review by the SEC and 180 days if the registration statement is subject to a full review. The registration rights agreements provides for us to pay damages in the event that we do not meet the required deadlines.

Effects of the COVID-19 Pandemic on our Business

Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown has affected the court system, with courts operating on a reduced schedule. As a result, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. In addition, the effect of the COVID-19 and the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim or which may result in a defendant or potential defendant reducing or discontinuing its operations or taking advantage of the Bankruptcy Act.

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

On July 28, 2017, CXT, a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 34 LLC and Intellectual Ventures Assets 37 LLC (“IV 34/37”) pursuant to which CTX paid IV 34/37 $25,000 and IV34/37 transferred to CXT all right, title and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 34/37, as long as we generate revenue from the CXT Portfolio. The $25,000 payment to IV 34/37 was made from a loan from United Wireless and was paid directly by United Wireless to IV 34/37. The agreement with IV 34/37, as amended on January 26, 2018, provides that if, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference between such cumulative amounts and the amount paid to IV 34/37 within ten days after the applicable date. The $25,000 advance is treated as an advance against distributions of net proceeds payable to IV 34/37. The useful lives of the patents, at the date of acquisition, was 5-6 years. Neither we nor any affiliate of CXT has guaranteed the minimum payments. As of December 31, 2020, cumulative distributions did not total $975,000 and CXT did not pay the difference to IV 34/37 within ten days. Non-payment which is not cured within 30 days after written notice from IV 34/37 would constitute an Acceleration Event under the agreement, following which, in addition to any other remedies available under the agreement, all outstanding minimum cumulative distributions would become due and payable within thirty days. As of the date of filing, no such written notice of non-payment has been given by IV 34/37. CXT’s obligations under the agreement with IV 34/37 are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The patent portfolio which we acquired from IV 34/37 is the CXT portfolio which is described under “Business – Our Intellectual Property Portfolios.”

On January 26, 2018, CXT entered into an agreement with Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”) pursuant to which CXT advanced IV 62/71 $10,000 at closing and IV 62/71 assigned to CXT all right, title, and interest in a portfolio of sixteen United States patents and three pending applications. Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 62/71, as long as we generate net proceeds from this portfolio. The initial $10,000 advance is treated as an advance toward our future distributions of net proceeds payable to IV 62/71. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. In March 2021, we made a payment to IV 62/71 in the amount of $64,238. We agreed to modify the monetization proceeds agreement between CXT and United Wireless to include the patents acquired from IV 62/71. The monetization proceeds amendment was further amended by the MPA-CXT Agreement in connection with the restructure of our agreements with Intelligent Partners.

On March 15, 2019, M-RED Inc. (“M-RED”), a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as we generate revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. The $75,000 advance is treated as an advance against the first distributions of net proceeds payable to IV 113/108. On September 30, 2020 cumulative distributions to IV 113/108 totaled less than $450,000 and M-RED did not pay the difference to IV 113/108 within ten days. In March 2021, M-RED paid IV 113/108 $114,952 in cumulative distributions Non-payment which is not cured within 30 days after written notice from IV 113/108 would constitute an Acceleration Event under the agreement, following which, in addition to any other remedies available under the agreement, all outstanding minimum cumulative distributions would become due and payable within thirty days. As of the date of filing, no such written notice of non-payment has been given by IV 113/108. The useful lives of the patents, at the date of acquisition, was approximately nine years. Neither we nor any affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio. The patent portfolio which we acquired from IV 113/108 is the M-RED portfolio which is described under “Business – Our Intellectual Property Portfolios.” Pursuant to the MPA-MR, Intelligent Partners is entitled to receive 60% of the net proceeds as defined in the agreement.

A default under the agreements with the Intellectual Ventures affiliates could result in a default under our agreements with QFL, and, even if it does not declare a default, QFL may be reluctant to finance our intellectual property acquisition if we are in default under any of our patent acquisition agreements with Intellectual Venture affiliates. Further, it may be necessary for any defaulting subsidiary to seek protection under the Bankruptcy Act if we are not able to enter into modification agreements with the Intellectual Ventures affiliates.

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

Through December 31, 2020, we did not receive any proceeds from the Mobile Data Portfolio.

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

As the exclusive licensee and manager of the manufacture and sale of licensed product, we coordinate the manufacture and sale of licensed products to end users; we contract for the manufacture and assembly of the product components, and we coordinate order receipt, fulfillment and invoicing. Revenues from the TurtlePakTM product sales were approximately $0 and $25,000 for the years ended December 31, 2020 and 2019, respectively.

Universal Financial Data System

The invention describes a universal financial data system which allows its holder to use the device to access one or more accounts stored in the memory of the device as a cash payment substitute as well as to keep track of financial and transaction records and data, such as transaction receipts, in a highly portable package, such as a cellular device (the “Financial Data Portfolio”). The inventive universal data system is capable of supporting multiple accounts of various types, including but not limited to credit card accounts, checking/debit accounts, and loyalty accounts. Our wholly-owned subsidiary, Wynn Technologies Inc., acquired US Patent No. 5,859,419, from the owner, Sol Wynn. In January 2001, we filed a reissue application for the patent, and the United States Patent and Trademark Office issued patent RE38,137. This reissued patent, which contains 35 separate claims, replaces the original patent, which had seven claims. In February 2011, we entered into a new agreement with Sol Li (formerly Sol Wynn), pursuant to which we issued to Mr. Li a 35% interest in Wynn Technologies and warrants to purchase up to 5,000,000 shares of our common stock at an exercise price of $0.001 per share. These warrants expired unexercised. We also agreed that Mr. Li would receive 40% of the net licensing revenues generated by Wynn Technologies with respect to this patent, which is the only patent owned by Wynn Technologies. On December 17, 2018, Wynn Technologies, Inc. granted an exclusive license to the Financial Data Portfolio, including the right to enforce, to our wholly owned subsidiary, Quest NetTech. Under the agreement, Quest NetTech receives 100% of the net proceeds, as defined by the agreement. On April 11, 2019 Quest NetTech Corporation merged with Wynn Technologies, Inc. with Quest NetTech Corporation being the surviving entity with Mr. Li having a 35% interest. On April 12, 2019, Quest NetTech brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Apple, Inc. The case was dismissed in May 2020.

Our revenue for the year ended December 31, 2020 includes revenue from the Financial Data Portfolio.

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

Through December 31, 2020, we did not generate any revenue from the rich media patents.

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

In March 2018, Mariner IC brought patent infringement suits in the United States District Court for the Eastern District of Texas against Acer Inc., Schneider Electric, Sharp Corporation, AsusTek Computer Inc., and Bose Corporation. In April 2018, the actions against Acer Inc., Schneider Electric and Bose Corporation were dismissed. In April 2018, Mariner IC brought patent infringement actions in the United States District Court for the Eastern District of Texas against TiVo Corporation and Huawei Device Co., Ltd et.al. In August 2018, the action against Huawei Device Co., Ltd et. al. was voluntarily dismissed. In September 2018, Mariner IC brought a patent infringement action in the United States District Court for the Eastern District of Texas against Huawei Device Co., Ltd et. al. All suits were settled and dismissed in 2019 and our revenue for the year ended December 31, 2019 includes revenue from these settlements. We did not generate license fees from the Anchor Structure Portfolio in 2020.

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

Following the execution of the funding agreement and partial contingency agreement with counsel, in April 2016, Semcon IP Inc. brought patent infringement suits in the United States District Court for the Eastern District of Texas against Huawei Technologies, MediaTek Inc., STMicroelectronics Inc., Texas Instruments Incorporated and ZTE Corporation. As of December 31, 2018, these actions had been settled and dismissed.

In May 2018, Semcon brought patent infringement actions in the United States District Court for the Eastern District of Texas against Amazon.com, Inc., AsusTeK Computer Inc., TCT Mobile International Limited et. al., Kyocera Corporation, LVMH Moet Hennessy Louis Vuitton, SE, Shenzhen OnePlus Science & Technology Co., Ltd., and Michael Kors Holdings Ltd.

The Michael Kors, Kyocera and Amazon actions were settled in 2019, and our revenue for the year ended December 31, 2019 includes revenue from these settlements. The AsusTeK Computer Inc., TCT Mobile International Limited et. al., LVMH Moet Hennessy Louis Vuitton, SE, and Shenzhen OnePlus Science & Technology Co., Ltd., actions were settled in 2020 and our revenue for the year ended December 31, 2020 includes revenue from these settlements.

Diode on Chip Portfolio

This portfolio, which is the third portfolio which we acquired from Intellectual Ventures and transferred to a newly-formed subsidiary, IC Kinetics Inc., consists of three United States patents and one pending continuation application which cover technology relating to on-chip temperature measurement for semiconductors. As of December 31, 2020, we did not generate any revenue from this portfolio.

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

In March 2021 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Advanced Auto Parts, Inc., Costco Wholesale Corporation, The Sherwin-Williams Company, V.F. Corporation and IKEA North America Services, LLC.

The actions against The Container Store, Pier 1 Imports and Stage Stores were settled in 2019 and revenue for the year ended December 31, 2019 included revenue from these settlements.

The actions against Conn’s, Inc., Academy Ltd., Fossil Group, Inc., JC Penney Company, Inc., Tailored Brands, Inc., Harbor Freight Tools USA, Inc., Hallmark, CC Filson, General Nutrition, Steve Madden, Ltd. and Neiman Marcus Group Ltd. were resolved in 2020 and revenue for the year ended December 31, 2020 includes revenue from any related settlements.

CMOS Portfolio

This portfolio consists of eleven United States patents and sixteen foreign patents which cover technology relating to digital image sensor technology systems and methods which PIS acquired on January 26, 2018.

In April 2018 PIS brought patent infringement actions in the United States District Court for the District of Delaware against Lenovo Group Ltd., AsusTek Computer Inc., Lorex Technology Inc., and NETGEAR, Inc. As of December 31, 2019, all actions had been settled and revenue for the year ended December 31, 2019 incudes revenue from these settlements. We did not generate revenue from the CMOS Portfolio in 2020.

M-RED Portfolio

This portfolio consists of sixty United States patents and eight foreign patents which cover technology relating to processor and power management which M-RED acquired on March 15, 2019.

On April 29, 2019, M-Red brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc. and Acer Inc. On July 16, 2019, M-Red Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Panasonic Corporation. As of December 31, 2020, all actions were settled and dismissed and revenue for the year ended December 31, 2020 incudes revenue from settlements. We did not generate revenue from the M-RED Portfolio in 2019.

In March 2021, M-Red brought patent infringement suits in the U.S. District for the Eastern District of Texas against Nintendo CO., Ltd., Mitsubishi Electric Corporation and Xiaomi Corporation et. al.

Audio Messaging Portfolio

This portfolio consists of five issued United States patents and one pending application which generally relate to systems and methods for associating an audio clip with an object which our wholly-owned subsidiary, Audio Messaging Inc. (“AMI”), acquired in May of 2020.

Peregrin Portfolio

Acquired in February 2021, this portfolio consists of eight issued United States patents which generally relate to systems and methods for processing inbound and outbound communications, for example, determining the location of a caller and routing the inbound communication to an entity in the caller’s location.

Competition

We encounter and expect to continue to encounter competition in the areas of intellectual property acquisitions for the sake of licensure from both private and publicly traded companies that engage in intellectual property monetization activities. Such competitors and potential competitors include companies seeking to acquire the same intellectual property assets and intellectual property rights that we may seek to acquire. Entities such as Acacia Research Corporation, Document Security Systems, Inc., Intellectual Ventures, Quarterhill Inc., Conversant Intellectual Property Management Inc., VirnetX Holding Corporation, Network-1 Security Solutions, Interdigital, Inc., IPValue Management Inc., Pendrell Corporation , Inventergy Global, Inc., Netlist Inc., Parkervision Inc., , Walker Innovation, Inc., Daedalus Group LLC and others derive all or a substantial portion of their revenue from intellectual property monetization activities, and we expect more entities to enter the market. Most of our competitors have longer operating histories and significantly greater financial resources and personnel than we have.

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for intellectual property and technology acquisitions and licensing opportunities. Many of these competitors have more financial and human resources than our company. In seeking to obtain intellectual property assets or intellectual property rights, we seek to both demonstrate our understanding of the intellectual property that we are seeking to acquire or license and our ability to monetize their intellectual property rights. Our weak cash position and history of losses, together with our low stock price, may impair our ability to negotiate successfully with the intellectual property owners.

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

Intellectual Property Rights

We have twelve intellectual property portfolios: financial data, mobile data, Turtle Pak, anchor structure, power management/bus control, diode on chip, rich media, CXT, CMOS, M-RED, Audio Messaging and Peregrin. The following table sets forth information concerning our patents and other intellectual property. Each patent or other intellectual property right listed in the table below that has been granted is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. In the table below, the anchor structure portfolio is referred to as Mariner, the power management/bus control portfolio is referred to as Semcom, the diode on chip portfolio is referred to as IC and the Audio Messaging is referred to as AMI.

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial Data	US Patent	RE38,137	Programmable multiple company credit card system	1/11/2001	6/10/2003	9/28/2015
Mobile Data	US Patent	7,194,468	Apparatus and method for supplying information	4/13/2000	3/20/2007	4/13/2020
Mobile Data	US Patent	9,288,605	Apparatus and method for supplying information	11/12/2009	3/15/2016	4/13/2020
Mobile Data	US Patent	9,913,068	Apparatus and method for supplying information	3/15/2013	3/6/2018	7/20/2021
Mobile Data	US Application	15/877,820	Apparatus and method for supplying information	1/23/2018	5/31/2018	N/A
Turtle Pak	US Patent	6,490,844	Film wrap packaging apparatus and method	6/21/2001	12/10/2002	7/10/2021
Turtle Pak	US Trademark	74709827	Turtle pak - design plus words, letters, and/or numbers	8/1/1995	6/4/1996	N/A
Mariner	US Patent	5,650,666	Method and apparatus for preventing cracks in semiconductor die	11/22/1995	7/22/1997	11/22/2015
Mariner	US Patent	5,846,874	Method and apparatus for preventing cracks in semiconductor die	2/28/1997	12/8/1998	11/22/2015
Semcon	US Patent	7,100,061	Adaptive power control	1/18/2000	8/29/2006	1/18/2020

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Semcon	US Patent	7,596,708	Adaptive power control	4/25/2006	9/29/2009	1/18/2020
Semcon	US Patent	8,566,627	Adaptive power control	7/14/2009	10/22/2013	1/18/2020
Semcon	US Patent	8,806,247	Adaptive power control	12/21/2012	8/12/2014	1/18/2020
Semcon	PCT Application	PCT/US2001/001684	Adaptive power control	1/16/2001	7/26/2001	N/A
Semcon	Reexam Certificate	7,100,061C1	Adaptive power control	6/13/2007	8/4/2009	N/A
Semcon	US Patent	5,978,876	System and method for controlling communications between subsystems	4/14/1997	11/2/1999	4/14/2017
IC	US Patent	7,118,273	System for on-chip temperature measurement in integrated circuits	4/10/2003	10/10/2006	4/10/2023
IC	US Patent	7,108,420	System for on-chip temperature measurement in integrated circuits	10/7/2004	9/19/2006	4/10/2023
IC	US Patent	9,222,843	System for on-chip temperature measurement in integrated circuits	9/23/2011	12/29/2015	4/10/2023
IC	US Application	16/537,200	System for on-chip temperature measurement in integrated circuits	8/9/2019	11/28/2019	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, systems, and processes for the design and creation of rich media applications via the internet	02/09/2001	02/14/2006	10/16/2023
CXT	US Patent	7,103,568	Online product exchange system	2/23/2004	9/5/2006	8/8/2015
CXT	US Patent	7,933,806	Online product exchange system with price-sorted matching products	9/11/2006	4/26/2011	8/8/2015
CXT	US Patent	8,024,226	Product exchange system	11/6/2006	4/26/2011	8/8/2015
CXT	US Patent	5,983,220	Suppporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	11/14/1996	11/9/1999	11/14/2016
CXT	US Patent	6,463,431	Database evaluation system suppporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	6/25/1999	10/8/2002	11/14/2016
CXT	US Patent	5,940,807	Automated and independently accessible inventory information exchange system	5/28/1997	8/17/1999	5/23/17
CXT	US Patent	6,081,789	Automated and independently accessible inventory information exchange system	1/8/1999	6/27/2000	5/23/17
CXT	US Patent	6,601,043	Automated and independently accessible inventory information exchange system	6/26/2000	7/29/2003	5/23/17
CXT	US Patent	6,011,537	System for delivering and simultaneously displaying primary and secondary information, and for displaying only the secondary information during interstitial space	1/27/1998	1/4/2000	1/27/2018

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CXT	US Patent	7,133,835	Online exchange market system with a buyer auction and a seller auction	10/30/1995	11/7/2006	5/27/2018
CXT	US Patent	6,412,012	System, method, and article of manufacture for making a compatibility aware recommendation to a user	12/23/1998	6/25/2002	12/23/2018
CXT	US Patent	6,493,703	System and method for implementing intelligent online community message board	5/11/1999	12/10/2002	5/11/2019
CXT	US Patent	6,571,234	System and method for managing online message board	5/11/1999	5/27/2003	5/11/2019
CXT	US Patent	6,721,748	Online content provider system and method	5/13/2002	4/13/2004	5/11/2019
CXT	US Patent	6,778,982	Online content provider system and method	2/20/2003	8/17/2004	5/11/2019
CXT	US Patent	6,804,675	Online content provider system and method	3/17/2003	10/12/2004	5/11/2019
CXT	US Patent	7,159,011	System and method for managing an online messaging board	8/16/2004	1/2/2007	5/11/2019
CXT	US Patent	7,162,471	Content query system and method	8/16/2004	1/9/2007	5/11/2019
CXT	US Patent	RE43,835	Online content tabulating system and method	2/22/2007	11/27/2012	5/11/2019
CXT	US Patent	RE45,661	Online content tabulating system and method	11/20/2012	9/1/2015	5/11/2019
CXT	US Patent	7,065,494	Electronic customer service and rating system and method	6/25/1999	6/20/2006	6/25/2019
CXT	US Patent	7,340,411	System and method for generating, capturing, and managing customer lead information over a computer network	10/20/2003	3/4/2008	8/2/2021
CXT	US Patent	8,260,806	Storage, management and distribution of consumer information	6/29/2007	9/4/2012	10/17/2021
CXT	US Patent	7,487,130	Consumer-controlled limited and constrained access to a centrally stored information account	1/6/2006	2/3/2009	11/7/2021
CXT	US Patent	7,016,877	Consumer-controlled limited and constrained access to a centrally stored information account	11/7/2001	3/21/2006	2/22/2023
CXT	US Patent	7,257,581	Storage, management and distribution of consumer information	8/6/2001	8/14/2007	6/2/2023
CXT	US Patent	7,467,141	Branding and revenue sharing models for facilitating storage, management and distribution of consumer information	8/20/2001	12/16/2008	8/11/2023
CXT	US Patent	7,016,875	Single sign-on for access to a central data repository	10/9/2001	3/21/2006	8/19/2023
CXT	US Patent	8,566,248	Initiation of an information transaction over a network via a wireless device	11/20/2001	10/22/2013	6/17/2026

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CXT	US Patent	9,928,508	Single sign-on for access to a central data repository	1/6/2006	3/27/18	5/22/2027
CMOS	US Patent	6,624,404	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	11/26/2001	9/23/2003	12/30/2019
CMOS	Korean Patent	KR10-0303774	Method for fabricating cmos image sensor	12/30/1998	7/13/2001	12/30/2018
CMOS	US Patent	6,348,361	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	12/30/1999	2/19/2002	12/30/2019
CMOS	US Patent	6,184,055	CMOS image sensor with equivalent potential diode and method for fabricating the same	2/26/1999	2/6/2001	2/26/2019
CMOS	Chinese Patent	CNZL99105588.8	Complementary mos image sensor and making method thereof	2/28/1999	10/13/2004	2/27/2019
CMOS	Chinese Patent	CNZL200310104488.4	Image sensing device and its manufacturing method	2/28/1999	3/26/2008	2/27/2019
CMOS	German Patent	DE19908457.2	Photodiode used in cmos image sensing device	2/26/1999	11/28/2013	2/26/2019
CMOS	French Patent	FR2775541	Photodiode for use in a cmos image sensor and method for fabricating the same	3/1/1999	8/2/2002	3/1/2019
CMOS	French Patent	FR2779870	Photodiodes for image sensors	3/1/1999	5/13/2005	3/1/2019
CMOS	United Kingdom Patent	GB2334817	Photodiode for use in a cmos image sensor and method for fabricating the same	3/1/1999	7/1/2003	3/1/2019
CMOS	United Kingdom Patent	GB2383900	CMOS image sensor and method for fabricating the same	3/1/1999	8/20/2003	3/1/2019
CMOS	Japanese Patent	JP4390896	CMOS image sensor and manufacture thereof	3/1/1999	10/16/2009	3/1/2019
CMOS	Korean Patent	KR10-0278285	CMOS image sensor and manufacturing method thereof	2/24/1999	10/18/2000	2/24/2019
CMOS	Taiwanese Patent	TWI141677	CMOS image sensor with equivalent potential diode	3/22/1999	10/1/2001	3/21/2019
CMOS	US Patent	6,180,969	CMOS image sensor with equivalent potential diode	2/26/1999	1/30/2001	2/26/2019
CMOS	US Patent	6,563,187	CMOS image sensor integrated together with memory device	6/29/1999	5/13/2003	6/29/2019
CMOS	US Patent	6,949,388	CMOS image sensor integrated together with memory device	5/12/2003	9/27/2005	11/9/2019
CMOS	Korean Patent	KR10-0464955	CMOS image sensor integrated with memory device	6/29/1998	12/24/2004	6/29/2018
CMOS	US Patent	6,627,929	Solid state ccd image sensor having a light shielding layer	6/13/2001	9/30/2003	10/13/2018

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CMOS	Korean Patent	KR10-0263473	Solid state image device and fabrication method thereof	2/16/1998	5/17/2000	2/16/2018
CMOS	US Patent	6,300,157	Solid state image sensor and method for fabricating the same	10/13/1998	10/9/2001	10/13/2018
CMOS	US Patent	7,113,203	Method and system for single-chip camera	5/7/2002	9/26/2006	5/13/2022
CMOS	US Patent	6,706,550	Photodiode having a plurality of PN junctions and image sensor having the same	10/16/2002	3/16/2004	2/26/2019
CMOS	Japanese Patent	JP4139931	Pinned photodiode of image sensor, and its manufacture	6/28/1999	6/20/2008	6/28/2019
CMOS	Korean Patent	KR10-0275123	Pinned photodiode of image sensor and manufacturing method thereof	6/29/1998	9/19/2000	6/29/2018
CMOS	Taiwanese Patent	TWI133257	Photodiode having a plurality of PN junctions and image sensor having the same	6/30/1999	5/28/2001	6/29/2019
CMOS	US Patent	6,489,643	Photodiode having a plurality of PN junctions and image sensor having the same	6/28/1999	12/3/2002	6/28/2019
M-RED	US Patent	6,853,259	Ring oscillator dynamic adjustments for auto calibration	8/15/2001	2/8/2005	8/15/2021
M-RED	US Patent	7,068,557	Ring oscillator dynamic adjustments for auto calibration	1/25/2005	6/27/2006	8/15/2021
M-RED	US Patent	7,209,401	Ring oscillator dynamic adjustments for auto calibration	5/2/2006	4/24/2007	8/15/2021
M-RED	US Patent	6,221,682	Method and apparatus for evaluating a known good die using both wire bond and flip-chip interconnects	5/28/1999	4/24/2001	5/28/2019
M-RED	US Patent	RE43,607	Method and apparatus for evaluating a known good die using both wire bond and flip-chip interconnects	5/31/2007	8/28/2012	12/31/2019
M-RED	US Patent	6,177,843	Oscillator circuit controlled by programmable logic	5/26/1999	1/23/2001	5/26/2019
M-RED	US Patent	6,628,171	Method, architecture and circuit for controlling and/or operating an oscillator	1/23/2001	9/30/2003	5/26/2019
M-RED	US Patent	6,831,690	Electrical sensing apparatus and method utilizing an array of transducer elements	12/7/1999	12/14/2004	12/7/2019
M-RED	US Patent	7,511,754	Electrical sensing apparatus and method utilizing an array of transducer elements	10/26/2004	3/31/2009	2/7/2022
M-RED	US Patent	6,498,399	Low dielectric-constant dielectric for etchstop in dual damascene backend of integrated circuits	9/8/1999	12/24/2002	9/8/2019
M-RED	US Patent	6,744,311	Switching amplifier with voltage-multiplying output stage	4/23/2002	6/1/2004	4/23/2022
M-RED	US Patent	6,646,465	Programmable Logic Device Including Bi-Directional Shift Register	2/7/2002	11/11/2003	2/7/2022

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,721,310	Multiport non-blocking high capacity atm and packet switch	11/2/2001	4/13/2004	11/2/2021
M-RED	US Patent	6,456,183	Inductor for Integrated Circuit	2/24/2000	9/24/2002	2/24/2020
M-RED	US Patent	6,838,970	Inductor for Integrated Circuit	7/26/2002	1/4/2005	9/30/2020
M-RED	US Patent	6,459,135	Monolithic Integrated Circuit Incorporating An Inductive Component And Process For Fabricating Such An Integrated Circuit	3/15/2000	10/1/2002	3/15/2020
M-RED	US Patent	6,388,322	Article comprising a mechanically compliant bump	1/17/2001	5/14/2002	1/17/2021
M-RED	US Patent	6,458,411	Method of making a mechanically compliant bump	10/5/2001	10/1/2002	1/17/2021
M-RED	US Patent	6,506,648	Method of fabricating a high power RF field effect transistor with reduced hot electron injection and resulting structure	9/2/1998	1/14/2003	6/27/2019
M-RED	US Patent	6,735,422	Calibrated DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/2/2000	5/11/2004	10/2/2020
M-RED	US Patent	6,674,998	System and method for detecting and correcting phase error between differential signals	12/21/2000	1/6/2004	10/2/2020
M-RED	US Patent	6,891,440	Quadrature oscillator with phase error correction	12/21/2000	1/6/2004	8/8/2022
M-RED	US Patent	6,763,228	Precision automatic gain control circuit	12/21/2001	7/13/2004	10/3/2021
M-RED	US Patent	6,748,200	Automatic gain control system and method for a ZIF architecture	4/4/2003	6/8/2004	10/2/2020
M-RED	US Patent	RE42,799	Packet acquisition and channel tracking for a wireless communication device configured in a zero intermediate frequency architecture	6/27/2008	10/4/2011	1/22/2023
M-RED	US Patent	6,560,448	DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/2/2000	5/6/2003	8/29/2021
M-RED	US Patent	6,448,910	Method and apparatus for convolution encoding and viterbi decoding of data that utilize a configurable processor to configure a plurality of re-configurable processing elements	3/26/2001	9/10/2002	3/26/2021
M-RED	US Patent	7,127,588	Apparatus and method for an improved performance VLIW processor	12/5/2000	10/24/2006	3/17/2022
M-RED	US Patent	6,757,752	Micro Controller Development System	1/14/2002	6/29/2004	1/14/2022
M-RED	US Patent	6,509,646	Apparatus For Reducing An Electrical Noise Inside A Ball Grid Array Package	5/22/2000	1/21/2003	5/22/2020
M-RED	US Patent	6,365,970	Bond Pad Structure And Its Method Of Fabricating	12/10/1999	4/2/2002	12/10/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,912,601	Method of programming PLDs using a wireless link	6/28/2000	6/28/2005	5/11/2022
M-RED	US Patent	6,496,054	Control signal generator for an overvoltage-tolerant interface circuit on a low voltage process	5/9/2001	12/17/2002	5/9/2021
M-RED	US Patent	6,194,279	Fabrication method for gate spacer	6/28/1999	2/27/2001	6/28/2019
M-RED	US Patent	6,281,554	Electrostatic discharge protection circuit	3/20/2000	8/28/2001	3/20/2020
M-RED	US Patent	6,657,263	MOS transistors having dual gates and self-aligned interconnect contact windows	6/28/2001	12/2/2003	3/24/2020
M-RED	US Patent	6,461,908	Method of manufacturing a semiconductor device	4/10/2001	10/8/2002	4/10/2021
M-RED	US Patent	6,737,995	Clock and data recovery with a feedback loop to adjust the slice level of an input sampling circuit	4/10/2002	5/18/2004	4/18/2022
M-RED	US Patent	6,747,522	Digitally controlled crystal oscillator with integrated coarse and fine control	5/3/2002	6/8/2004	5/17/2022
M-RED	US Patent	6,275,116	Method, circuit and/or architecture to improve the frequency range of a voltage controlled oscillator	6/8/1999	8/14/2001	6/8/2019
M-RED	US Patent	6,608,763	Stacking system and method	9/15/2000	8/19/2003	5/24/2021
M-RED	US Patent	6,404,043	Panel stacking of BGA devices to form three-dimensional modules	6/21/2000	6/11/2002	6/21/2020
M-RED	US Patent	6,472,735	Three-dimensional memory stacking using anisotropic epoxy interconnections	4/5/2001	10/29/2002	6/27/2020
M-RED	US Patent	6,544,815	Panel stacking of BGA devices to form three-dimensional modules	8/6/2001	4/8/2003	6/21/2020
M-RED	US Patent	6,566,746	Panel stacking of BGA devices to form three-dimensional modules	12/14/2001	5/20/2003	6/21/2020
M-RED	US Patent	6,878,571	Panel stacking of BGA devices to form three-dimensional modules	12/11/2002	4/12/2005	4/30/2021
M-RED	US Patent	6,627,984	Chip stack with differing chip package types	7/24/2001	9/30/2003	7/24/2021
M-RED	US Patent	6,908,792	Chip stack with differing chip package types	10/3/2002	6/21/2005	2/21/2022
M-RED	US Patent	6,205,524	Multimedia arbiter and method using fixed round-robin slots for real-time agents and a timed priority slot for non-real-time agents	9/16/1998	3/20/2001	9/16/2018
M-RED	US Patent	6,157,978	Multimedia round-robin arbitration with phantom slots for super-priority real-time agent	1/6/1999	12/5/2000	9/16/2018
M-RED	US Patent	6,117,750	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively	12/21/1998	9/12/2000	12/21/2018

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,429,098	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively, and multilayer products obtained	9/11/2000	8/6/2002	12/21/2018
M-RED	US Patent	6,134,176	Disabling a defective element in an integrated circuit device having redundant elements	11/24/1998	10/17/2000	11/24/2018
M-RED	US Patent	6,366,998	Reconfigurable functional units for implementing a hybrid vliw-simd programming model	10/14/1998	4/2/2002	10/14/2018
M-RED	US Patent	6,401,217	Method For Error Recognition In A Processor System	7/22/1998	6/4/2002	7/22/2018
M-RED	US Patent	6,169,028	Method for fabricating metal interconnected structure	1/26/1999	1/2/2001	1/26/2019
M-RED	US Patent	6,190,981	Method for fabricating metal oxide semiconductor	2/3/1999	2/20/2001	2/3/2019
M-RED	US Patent	6,130,823	Stackable ball grid array module and method	2/1/1999	10/10/2000	2/1/2019
M-RED	US Patent	6,208,004	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	8/19/1998	3/27/2001	8/19/2018
M-RED	US Patent	6,479,362	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	2/14/2001	11/12/2002	8/19/2018
M-RED	Korean Patent	KR10-0796825	Method of manufacturing a semiconductor device	4/3/2001	6/24/2009	4/3/2021
M-RED	British Patent	GB0930382	Process for obtaining a layer of single crystal germanium or silicon on single crystal silicon or germanium substrate respectively, and multilayer products thus obtained	12/9/1998	8/21/2002	12/9/2018
M-RED	Italian Patent	IT0930382	Process for obtaining a layer of single crystal germanium or silicon on single crystal silicon or germanium substrate respectively, and multilayer products thus obtained	12/9/1998	8/21/2002	12/9/2018
M-RED	Korean Patent	KR10-0633947	Method of fabricating a high power rf field effect transistor with reduced hot electron injection and resulting structure	8/17/1999	10/4/2006	8/17/2019
M-RED	French Patent	FR2791470	Monolithic Integrated Circuit Comprising An Inductor And A Method Of Fabricating The Same	3/23/1999	6/1/2001	3/23/2019
M-RED	French Patent	FR2790328	Inductive Component, Integrated Transformer, In Particular For A Radio Frequency Circuit, And Associated Integrated Circuit With Such Inductive Component Or Integrated Transformer	2/26/1999	4/20/2001	2/26/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration*
M-RED	Japanese Patent	JP4846167	Method of manufacturing a semiconductor device	4/3/2001	10/21/2011	4/3/2021
M-RED	Japanese Patent	JP5051939	Electric sensor device, method for generating electric signal from array of converter element	12/5/2000	8/3/2012	12/5/2020
AMI	US Patent	8,280,014	System and method for associating audio clips with objects	11/29/2006	10/02/2012	11/08/2030
AMI	US Patent	9,088,667	System and method for associating audio clips with objects	09/06/2012	07/21/2015	06/30/2027
AMI	US Patent	10,033,876	System and method for associating audio clips with objects	06/02/2015	07/24/2018	11/29/2026
AMI	US Patent	10,348,909	System and method for associating audio clips with objects	06/18/2018	07/09/2019	11/29/2026
AMI	US Patent	10,938,995	System and method for associating audio clips with objects	05/23/2019	03/02/2021	11/29/2026
AMI	US Patent Application	17/162,354	System and method for associating audio clips with objects	01/29/2021	n/a	n/a
Peregrin	US Patent	7,761,371	Analyzing a credit counseling agency	07/19/2007	07/20/2010	10/19/2020
Peregrin	US Patent	7,827,097	System for transferring an inbound communication to one of a plurality of credit-counseling agencies	10/19/2000	11/02/2010	10/23/2024
Peregrin	US Patent	7,860,785	Communication system to automatically refer an inbound communication	07/19/2007	12/28/2010	10/19/2020
Peregrin	US Patent	8,209,257	System for transferring an inbound communication to one of a plurality of credit-counseling agencies	11/01/2010	06/26/2012	11/27/2020
Peregrin	US Patent	8,725,630	Method of processing a phone call	06/25/2012	05/13/2014	10/19/2020
Peregrin	US Patent	9,948,771	Using an interactive voice response apparatus	05/12/2014	04/17/2018	12/23/2022
Peregrin	US Patent	10,230,840	Method of using an apparatus processing phone call routing	05/12/2014	03/12/2019	01/05/2022
Peregrin	US Patent	10,735,582	Apparatus processing phone calls	03/11/2019	08/04/2020	10/19/2020

*	Subject to any terminal disclaimer or patent term extension

Research and Development

Research and development expense are incurred by us in connection with the evaluation of patents. We did not incur research and development expenses during 2020 or 2019.

Consulting Contracts

On February 22, 2021, we entered into advisory service agreement with three consultants – William Gates, Crystal Nicolson and Jeff Toler pursuant to which they will provide services to us in connection with the development of our business. The agreements have a term of ten years and may be terminated by us for cause or upon the death or disability of the consultants.

Pursuant to the agreements with Mr. Gates and Ms. Nicolson, the compensation payable to each of them consists of a restricted stock grant of 10,000,000 shares of Common Stock which immediately vests in full and a ten-year option to purchase a total of 30,000,000 shares of Common Stock, which become exercisable cumulatively as follows:

●	10,000,000 shares at an exercise price of $0.01 per share becoming exercisable upon the commencement of trading of our common stock on the OTCQB.

●	10,000,000 shares at an exercise price of $0.03 per share, becoming exercisable on the first day on which we file with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

●	10,000,000 shares at an exercise price of $0.05/share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Pursuant to the agreement with Mr. Toler, the compensation payable to him consists of a restricted stock grant of 10,000,000 shares of Common Stock which immediately vests in full and a ten-year option to purchase 30,000,000 shares of Common Stock, which becomes exercisable cumulatively as follows:

●	10,000,000 shares at an exercise price of $0.01 per share upon the first anniversary of the agreement;

●	10,000,000 shares at an exercise price of $0.03 per share upon the second anniversary of the agreement; and

●	10,000,000 shares at an exercise price of $0.05 per share upon the third anniversary of the agreement.

Employees

As of March 27, 2021, we have no employees other than our two officers, only one of whom, Mr. Jon Scahill, our chief executive officer and president, is full time. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through December 31, 2020, we generated a cumulative loss of approximately $21.3 million on cumulative revenues of less than $21.3 million, and our losses are continuing. We did not generate any revenue during the fourth quarter of 2020. Our total assets were approximately $3.5 million at December 31, 2020, of which approximately $2.2 million represented the book value of patents we acquired from Intellectual Ventures and its affiliates. At December 31, 2020, we had a working capital deficiency of approximately $8.2 million. Our working capital deficiency reflected a loan payable to Intelligent Partners of approximately $4.7 million, which loan payable has been terminated as part of the restructure agreement with Intelligent Partners. We cannot give assurance that we can or will ever operate profitably.

We did not generate any revenue during the fourth quarter of 2020. During the fourth quarter of 2020, we did not generate any revenue. Because we were in default under our loans to Intelligent Partners (as successor to United Wireless), with Intelligent Partners having the ability to declare a default on our notes in the principal amount of $4,672,810, with the possibility of our seeking protection under the Bankruptcy Act, we ceased our monetization activities, since no counsel would represent us on a contingent basis in view of the default and possible bankruptcy, and devoted our efforts in negotiating the agreements with QFL and Intelligent Partners.

Our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2020. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2020.

We require significant funding in order to develop our business. Our business requires substantial funding to evaluate and acquire intellectual property rights and to develop and implement programs to monetize our intellectual property rights, including the prosecution of any litigation necessary to enable us to monetize our intellectual property rights. Our failure to develop and implement these programs could both jeopardize our relationships under our existing agreements and could inhibit our ability to generate new business, either through the acquisition of intellectual property rights or through exclusive management agreements. We cannot be profitable unless we are able to obtain the funding necessary to develop our business, including litigation to monetize our intellectual property. Although we have an agreement with QFL which provides a funding line to acquire and monetize intellectual property rights, QFL must approve any intellectual property we acquire and, if QFL does not fund an intellectual property acquisition, we may not be able to acquire and monetize the intellectual property. We cannot assure you that we will be able to obtain necessary funding or to develop our business.

The terms of our agreements with QFL and Intelligent Partners may make it difficult for us to generate cash flow from our operations. Although we have an agreement with QFL pursuant to which QFL agreed to make available to us a financing facility of (i) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize; (ii) up to $2,000,000 for operating expenses from which the Company may, at its discretion, draw up to $200,000 per calendar quarter; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners, which was paid directly to Intelligent Partners. Pursuant to the QFL agreement, QFL receive all proceeds payable to us from the monetization of those patents which have been financed by QFL until QFL has received its negotiated rate of return, then we and QFL share equally in the proceeds from monetization until QFL has received its investment return and thereafter we receive all of the net proceeds. Pursuant to our restructure agreement with Intelligent Partners, we have an obligation to pay total monetization proceeds obligations (“TMPO”) totaling $2,805,000. Under our amended monetization proceeds agreements with Intelligent Partners, we pay Intelligent Partners 60% of the net monetization proceeds from associated intellectual property portfolios. Further, until we have paid Intellectual Partners a total of $2,805,000 under all of the monetization proceeds agreements, for net proceeds between $0 and $1,000,000 we are to pay Intelligent Partners 10% of the net proceeds realized from new assets acquired by us, provided, that, if, in any calendar quarter, our net proceeds realized exceed $1,000,000, Intelligent Partner’s entitlement for that quarter shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000, and if in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partner’s entitlement for that quarter shall increase to 50% on the portion of net proceeds in excess of $3,000,000. These payments come from our share of the proceeds after QFL has recovered it negotiated rate of return. In these agreements, the monetization proceeds is determined after payment of contingent legal fees and certain other expenses, including payments due by us to the party that sold us the intellectual property rights. We cannot assure you that, as a result of these provisions, that we will generate any meaningful cash flow from the intellectual property we acquire. If we do not generate sufficient cash flow from our monetization activities, we may not be able to fund our operations or continue in business.

Our failure to make required payments to sellers of two of our patent portfolios may result in a default under the agreements. Pursuant to our subsidiaries’ agreements with IV 34/37, with respect to the CTX portfolio, and IV 113/108 with respect to the M-RED portfolio, respectively, our subsidiaries are to pay to the sellers 50% of net recoveries, as defined, from the respective portfolios which we purchased from them, IV 34/37 and IV 113/108. These agreements provided that if the cumulative distributions did not equal or exceed specified amounts, the subsidiaries would pay the difference. As of the date of this annual report, the cumulative unpaid distributions were $600,000 to IV 34/37 and approximately $260,000 to IV 113/108. In April 2021, the parties entered into a non-binding letter of intent pursuant to which IV 34/37 and IV 113/108 would not take any action with respect to the delinquent payment while the parties negotiated an amended payment schedule. We can give no assurance that we will be able to negotiate an amended payment schedule or that IF 34/38 or IV 113/108 will not take action to enforce its remedies under the patent purchase agreement, A default under these agreements could result in a default under our agreements with QFL, and , even if it does not declare a default, QFL may be reluctant to finance our intellectual property acquisition if we are in default under any of our patent acquisition agreements with Intellectual Venture affiliates. Further, it may be necessary for CXT or M-RED to seek protection under the Bankruptcy Act if we are not able to enter into modification agreements with the Intellectual Ventures affiliates

Our business may be impaired by the effects of the COVID-91 pandemic and the effects of the response to the pandemic. Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown has affected the court system and, with courts operating on a reduced schedule. As a result, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. In addition, the effect of the COVID-19 and the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim.

The COVID-19 pandemic and the response to limit the spread of the infection may affect the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation. In addition, these factors may affect a law firms’ ability and willingness to provide us with legal services on a contingent or partial contingent and may result in the impairment or discontinuation of business of or the filing of a petition under the Bankruptcy Act by or against any defendant or potential defendant.

Further, to the extent that holders of intellectual property rights see these factors impacting our ability to generate revenue from their intellectual property, they may be reluctant to sell intellectual property to us on terms which are acceptable to us.

We are dependent upon our chief executive officer. We are dependent upon Jon Scahill, our chief executive officer and president and sole full-time employee, for all aspects of our business including locating, evaluating and negotiating and performing due diligence with respect to intellectual property rights from the owners, managing our intellectual property portfolios, engaging in licensing activities and monetizing the rights through licensing and managing and monitoring any litigation with respect to our intellectual property as well as defending any actions by potential licensees seeking a declaratory judgment that they do not infringe. The loss of Mr. Scahill would materially impair our ability to conduct our business. Although we have an employment agreement with Mr. Scahill, the employment agreement does not ensure that Mr. Scahill will remain with us.

Any equity funding we obtain may result in significant dilution to our stockholders. Because of our financial position, our continuing losses and our negative working capital from operations, we do not expect that we will be able to obtain any debt financing for our operations. Our stock price has generally been trading at a price which is less than $0.01 per share for more than the past two years, and, because our stock price fell below $0.01 per share, our stock is traded on the OTC Pink Market. As a result, it will be very difficult for us to raise funds in the equity markets. However, in the event that we are able to raise funds in the equity market, the sale of shares would result in significant dilution to the present stockholders, and even a modest equity investment could result in the issuance of a very significant number of shares.

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

If we are not successful in patent litigation, the defendants may seek to have the court award attorneys’ fees to them against us which could result in the bankruptcy of the plaintiff subsidiary and may result in a default under our agreement QFL. The United States patent laws provide that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Although the patents are owned by our subsidiaries and any judgment would be awarded against the subsidiaries, the subsidiaries have no assets other than the patent rights. Our funding sources for our patent litigation do not provide for the funding source to pay any judgment against us. Thus, if any defendants obtain a judgment against one of our subsidiaries, they may seek to enforce their judgment against the patents owned by the subsidiary or seek to put the subsidiary into bankruptcy and acquire the patents in the bankruptcy proceeding. As a result, it is possible that an adverse verdict in a petition for legal fees could result in the loss of the patents owned by the subsidiary and a default under our agreement with QFL.

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

We may be unable to enforce our intellectual property rights unless we obtain third party funding. Because of the expense of litigation and our lack of working capital, we may be unable to enforce our intellectual property rights unless we obtain the agreement of a third party to provide funding in support of our litigation. We cannot assure you that QFL or any other funding source provide us the any necessary funding, and the failure to obtain such funding may impair our ability to monetize our intellectual property portfolio or continue in business.

Because we need to rely on third-party funding sources to provide us with funds to enforce our intellectual property rights we are dependent upon the perception by potential funding sources of the value of our intellectual property. Because we do not have funds to pursue litigation to enforce our intellectual property rights, we are dependent upon the valuation which potential funding sources, which currently is QFL, give to our intellectual property or any intellectual property we may acquire. In determining whether to provide funding for intellectual property litigation, the funding sources need to make an evaluation of the strength of our patents, the likelihood of success, the nature of the potential defendants and a determination as to whether there is a sufficient potential recovery to justify a significant investment in intellectual property litigation. Typically, such funding sources receive a percentage of the recovery after litigation expenses, and seek to generate a sufficient return on investment to justify the investment. Under our agreement with QFL, QFL is allocated all of the net proceeds (after allowable expenses) until it has received a negotiated return. Unless QFL or any other funding source believes that it will generate a sufficient return on investment, it will not fund litigation. If QFL does not fund our acquisition or monetization of intellectual property we propose to acquire, we cannot assure you that we will be able to negotiate funding agreements with third party funding sources on terms reasonably acceptable to us, if at all. Because of our financial condition, we may only be able to obtain funding on terms which are less favorable to us than we would otherwise be able to obtain.

Although we have a funding agreements with QFL, there is no assurance that we will generate revenue from the funded litigation. Although the funding source makes its evaluation as to the likelihood of success, patent litigation is very uncertain, and we cannot assure you that, just because we obtain litigation funding, we will be successful or that any recovery we may obtain will be significant.

Because QFL and Intelligent Partners hold a security interest in almost all of our intellectual property and the proceeds from our intellectual property, we may not be able to raise funds through a debt financing. Pursuant to our agreements with QFL and Intelligent Partners, we granted them a security interest in the stock of our subsidiaries that hold the intellectual property acquired from Intellectual Ventures and in the proceeds from the monetization of intellectual property acquired from Intellectual Ventures and our mobile data and financial data portfolios. The inability to grant a security interest in these assets to a new lender would materially impair our ability to obtain debt financing for our operations, and may also impair our ability to obtain financing to acquire additional intellectual property rights.

Because of our financial condition and our having generated a loss from operations in 2019 and 2020 from our existing portfolios, we may not be able to obtain intellectual property rights to the most advanced technologies. In order to generate meaningful revenues from intellectual property rights, we need to be able to identify, negotiate rights to and offer technologies for which there is a developing market. Because of our financial condition and the terms under which we obtain financing for our litigation, we may be unable to negotiate rights to technology for which there which will be a strong developing market, or, if we are able to negotiate agreements for such intellectual property, the terms of our purchase or license may not be favorable to us. Accordingly, we cannot assure you that we will be able to acquire intellectual property rights to the technology for which there is a strong market demand.

Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition. Our ability to grow depends, in large part, on our ability to acquire interests in intellectual property, including patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, we intend to engage in acquisitions to expand our intellectual property portfolios and we intend to continue to explore such acquisitions. Such acquisitions are subject to numerous risks, including the following:

●	our failure to have sufficient funding to enable us to make the acquisition, together with the terms on which such funding is available, if at all;

●	our failure to have sufficient personal to satisfy the seller that we have the personnel to monetize the assets we propose to acquire;

●	dilution to our stockholders to the extent that we use equity in connection with any acquisition;

●	our inability to enter into a definitive agreement with respect to any potential acquisition, or if we are able to enter into such agreement, our inability to consummate the potential acquisition;

●	difficulty integrating the operations, technology and personnel of the acquired entity;

●	our inability to achieve the anticipated financial and other benefits of the specific acquisition;

●	difficulty in maintaining controls, procedures and policies during the transition and monetization process;

●	diversion of our management’s attention from other business concerns, especially considering that we have only one full-time employee/officer who is responsible for performing due diligence, negotiating agreements, negotiating funding and implementing a monetization program; and

●	our failure, in our due diligence process, to identify significant issues, including issues with respect to patented technologies and intellectual property portfolios, and other legal and financial contingencies.

If we are unable to manage these risks and other risks effectively as part of any acquisition, our business could be adversely affected.

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

We may not be successful in obtaining judgments in our favor. We have commenced litigation seeking to monetize our intellectual property portfolios and it will be necessary for us to commence ligation in the future. All litigation is uncertain, and a number of the actions we commenced have been dismissed by the trial court. We cannot assure you that any litigation will be decided in our favor or that, if damages are awarded or a license is negotiated, that we will generate any significant revenue from the litigation or that any recovery may be allocated to counsel and third party funding source which may result in little if any revenue to us.

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

Risks Concerning our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the OTC Pink market under the symbol “QPRC.” The OTC Pink market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. The OTC Pink “is for all types of companies that are there by reasons of default, distress or design, which is why they are further segmented based on the level of information that they provide.” Our common stock had been traded on the OTCQB but ceased to be traded on that market because the stock price dropped below $0.01 per share. To be eligible for OTCQB, companies must be current in their reporting and undergo an annual verification and management certification process. Companies must meet $0.01 bid test and may not be in bankruptcy.” There is a limited trading market for our common stock and our common stock has frequently traded for less than $0.01. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

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

None

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

Stockholders of Record

As of April 13, 2021, we had 426 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2020.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
As of December 31, 2020
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (1)	—	$—	80,000,000
Total	—	$—	80,000,000

A summary of the status of our equity grants and changes is set forth below:

(1)	On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan pursuant to which we can issue up to 150,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. At December 31, 2020, 80,000,000 shares are available under the plan.

No warrants or options were granted or exercised in 2020.

On February 19, 2021, the board of directors amended the 2017 Equity Incentive Plan (the “Plan”) increasing the shares the Company can issue under the plan to 500,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives, and the amendment to the Plan became effective upon the closing of the agreements with QFL, which was February 22, 2021. In connection with the increase in the shares of common stock issuable pursuant to the plan, the board;

●	granted restricted stock grants for 10,000,000 share, which vested immediately, to each of three consultants pursuant to agreements with the consultants;

●	granted restricted stock grants for a total of 69,000,000 shares to our directors, Jon C. Scahill (49,000,000 shares), Timothy J. Scahill (10,000,000 shares) and Dr. William R. Carroll (10,000,000 shares) as compensation for services rendered;

●	granted a restricted stock grant to Ryan T. Logue for 5,000,000 shares upon his acceptance of his appointment as a director;

●	granted ten-year non-qualified stock options to purchase 30,000,000 shares to each of three consultants pursuant to agreements with the consultants, the options to vest as provided in their agreements;

●	granted a ten-year non-qualified stock option to purchase 60,000,000 shares to Jon C. Scahill, which vest in installments as described under Item 11. Executive Compensation.

Recent sales of unregistered securities.

We did not sell any unregistered securities during since the beginning of the year ended December 31, 2020 other than issuances that were reported in our SEC filings.

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

We generate revenue from two sources:

●	Patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights.

●	Licensed packaging sales, which relate to the sale of licensed products, although we did not generate any revenue from licensed packaging sales in the year ended December 31, 2020.

We previously received management fees for managing litigation related to our intellectual property rights. We do not currently receive these fees, we do not have any agreements that provide for such payments and we may not generate revenue from such fees in the future.

To a significantly lesser extent, we generate revenue from sale of packaging materials based on our TurtlePakTM technology. We did not generate any revenue from our TurtlePakTM in the year ended December 31, 2020. Our gross profit from sales reflects the cost of contract manufacturing and labor. We did not generate any revenue from the TurtlePakTM Portfolio other than from the sale of products using our technology.

Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we would recognize revenue when we enter into the agreement pursuant to which we are to receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us for a continuing stream of revenue, to date we have not been successful in doing so, and we cannot give you any assurance that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenues can, and are likely to, vary significantly from quarter to quarter and year to year. Our gross profit from license fees reflects any royalties which we pay in connection with our license.

Our agreements with our funding sources have typically provided that the funding source pay the litigation costs and receive a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. To the extent that our counsel represents us on a contingent fee basis, our recovery would also be reduced by the percentage of the settlement payable to counsel. From September 2015 until December 2020, under our agreements with Intelligent Partners, as the assignee of United Wireless, and under the terms of our agreements to purchase certain intellectual property portfolios, a portion of our recovery may be payable to Intelligent Partners or the seller of the intellectual property rights. All of these payments, which are reflected as cost of revenues, significantly reduce the net payment to us.

On October 22, 2015, we, together with certain of our subsidiaries, and United Wireless, entered into a securities purchase agreement and related agreements, pursuant to which, among other actions, we issued our 10% secured convertible promissory notes due September 30, 2020 to United Wireless. The rights of United Wireless under the securities purchase agreement and the related notes were assigned to Intelligent Partners. The proceeds of the notes were used to purchase certain of our intellectual portfolios. At September 30, 2020, promissory notes in the aggregate principal amount of $4,672,810 were outstanding. The notes became due by their terms on September 30, 2020, and we did not have the resources to make, and we did not make, payments due on September 30, 2020. As a result of the possibility that Intelligent Partners could declare a default under the securities purchase agreement and the note, which would likely to result in our seeking protection under the Bankruptcy Act, we were not able to obtain any litigation financing and no litigation counsel would represent us on a contingency fee basis. Accordingly, we did not generate any revenue during the fourth quarter of 2020, and we devoted our efforts to negotiating a funding agreement with QFL and a restructure of our agreement with Intelligent Partners, which was required by QFL as a condition to entering into a funding agreement with us.

Agreements for QFL and Intelligent Partners

On February 22, 2020, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize; (b) up to $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners. Our obligations to QFL are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. We also granted QFL a ten-year warrant to purchase a total of up to 96,246,246 shares of our common stock, with an exercise price of $0.0054 per share which may be exercised from February 19, 2021 through February 18, 2031on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, the all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

Contemporaneously with the execution of the agreement with QFL, we entered into a restructure agreement with Intelligent Partners to eliminate any obligations we had with respect to the outstanding notes and the securities purchase agreement. As part of the restructure of our agreements with Intelligent Partners, we amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire. Under these MPAs, Intelligent Partners receives a 60% interest in the proceeds from our intellectual property owned by the eight Subsidiary Guarantors. Intelligent Partners also participates in the monetization proceeds from new intellectual property that we acquire until the total payments under all the monetization participation agreements equal $2,805,000, as follows: for net proceeds between $0 and $1,000,000, Intelligent Partners receives 10% of the net proceeds realized from new patents, except that if, in any calendar quarter, net proceeds realized by us exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. The payments with respect to the new patents terminate once total payments to Intelligent Partners under all monetization participation agreements reach $2,805,000. The payments to Intellectual Partners with respect new patents are payable from the proceeds which are allocated to us under the QFL agreements, which start after QFL has received a negotiated rate of return.

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

In December 2018, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to support our structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and we have no other obligation to the third party. As of December 31, 2020, the third party funding source advanced $150,000 for costs and expenses, and has no further obligation to provide additional funds. Under the terms of the funding agreement, the third party funder is entitled to a priority return of funds advanced from net proceeds recovered.

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

At present, we are pursuing litigation with respect to the CXT portfolio and MRED portfolio. The actions are described in Item 1. Business. We cannot estimate when or whether we will receive any revenue from these litigations, or whether, in the event we do not prevail, the defendant will not obtain an award of legal fees against our plaintiff subsidiary which could result in the bankruptcy of the subsidiary and a default under our agreements with QFL and Intelligent Partners.

Restricted Stock Grants and Options

In February 2021, we issued restricted stock grants to consultants (30,000,000 shares) and to our officers and directors (74,000,000 shares) all of which vested immediately. The value of the shares will be reflected as non-cash compensation in the first quarter of 2021. Also in February 2021, we granted restricted stock options to consultants (90,000,000 shares) and to our chief executive officer (60,000,000 shares). With respect to two of the consultants and the chief executive officer the options become cumulatively exercisable as follows: 1/3rd at an exercise price of $0.01 per share, becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB; 1/3rd at an exercise price of $0.03 per share becoming exercisable on the first day on which we file with the SEC a Form 10-K or Form 10-Q with stockholders’ equity of at least $5,000,000; and 1/3rd at an exercise price of $0.05 per share on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange. We will incur non-cash compensation with respect to the value of the options, based of Black-Scholes valuation, as the options become exercisable.

Results of Operations

Years Ended December 31, 2020 and 2019

The following table shows the revenue and cost of revenue from our two categories of revenue for the years ended December 31, 2020 and 2019:

	Year ended December 31,
	2020		2019
Revenues:
Patent licensing fees	$5,488,088	100.9%	$4,117,895	99.4%
Licensed packaging sales	-	0.0%	25,274	0.6%
Total	5,488,088	100.0%	4,143,169	100.0%

Cost of revenues:
Cost of sales	-	0.0%	4,520	0.1%
Litigation and licensing expenses	4,692,969	100.0%	3,383,948	99.8%
Management support services	-	0.0%	2,093	0.1%
Total	4,692,969	100.0%	3,390,561	100.0%

Revenues for the year ended December 31, 2020 were $5,488,088, as compared with $4,143,169 in 2019, an increase of $1,344,919, or approximately 32.5%. The increase in 2020 principally reflects an increase in patent licensing fees of $1,370,193, or 33.3%. Our licensing fees reflect the settlement of litigation for infringement of our patent rights. These fees are one-time fees, with the result that there is no continuity of revenues from period to period, and any revenue we generate in future periods will be solely dependent upon the results of pending and future litigation. We cannot assure you that we will generate any revenue from patent licensing fees in the future. The patent licensing fees for 2020 resulted from licensing and settlements of Power Management/Bus Control Portfolio, the CXT Portfolio, the MRED Portfolio and the Financial Data Portfolio. The patent licensing fees of $4,117,895 in 2019 resulted from the licensing and settlements of Power Management/Bus Control Portfolio, the CXT Portfolio, the Anchor Structure Portfolio and the CMOS Portfolio litigations. Our revenue, at least in the near future if not longer, may be affected by factors relating to the COVID-19 pandemic. See “Item 1. Business – Effects of the COVID-19 Pandemic on our Business.”

Cost of revenues was approximately $4,693,000 for 2020 as compared with approximately $3,391,000 for 2019. Our cost of revenue includes expenses which we incurred in connection with our pending litigations and fees we pay to litigation funding sources, legal counsel, prior owners and pursuant to monetization proceeds agreements in connection with license fees. Cost of revenue for 2020 includes approximately $4,693,000 of litigation and licensing fees paid to litigation funding sources and legal counsel in connection with the Power Management/Bus Control, the CXT Portfolio, the MRED Portfolio and the Financial Data Portfolio licensing programs. Cost of revenues for 2019 includes approximately $3,384,000 of litigation and licensing fees paid to litigation funding sources and legal counsel in connection with the Power Management/Bus Control, the CXT Portfolio, the Anchor Structure Portfolio and the CMOS Portfolio licenses, approximately $2,000 for management support services in connection with management of the Mobile Data Portfolio, and approximately $5,000 relating to TurtlePakTM. We did not have any sales or cost of sales relating to TurtlePakTM for 2020.

Selling, general, and administrative expenses for 2020 increased by approximately $292,000, or approximately 24%, from approximately $1,222,000 in 2019 to approximately $1,514,000 in 2020. Our principal selling, general and administrative expense for 2020 and 2019 was amortization expense of approximately $648,000 and approximately $529,000 for 2020 and 2019, respectively, related to amortization of the patent assets acquired from Intellectual Ventures in October 2015, IV 34/37 in July 2017, and IV 62/71 in January 2018 and IV 113/108. Selling, general and administrative expenses also reflect executive compensation, which was approximately $300,000 for 2020 and 2019.

Other expense consists primarily of interest expense of approximately $804,000 in 2020 as compared with approximately $808,000 in 2019. In 2020, we recognized a $275,000 gain on derivative liability as compared with $55,000 loss on derivative liability in 2019. Other income in 2020 reflects miscellaneous income of $1,000. Other expense in 2019 reflect a $28,000 gain on forgiveness of debt. As a result of the termination of our obligations under the United Wireless notes, commencing in 2021, we no longer have a derivative liability. See Note 4 of Notes to Consolidated Financial Statements.

We had an income tax expense of approximately $65,000 for 2020 as compared with approximately $5,000 in 2019. The income tax expense results primarily from foreign taxes paid with respect to certain of our settlement agreements.

As a result of the foregoing we had a net loss of approximately $1,313,000, or $0.00 per share (basic and diluted) for 2020 compared to net loss of approximately $1,309,000, or $0.00 per share (basic and diluted), for 2019.

Liquidity and Capital Resources

At December 31, 2020, we had current assets of approximately $1,287,000, current liabilities of approximately $9,497,000. Our current liabilities at December 31, 2020 include approximately $4,673,000 payable to Intelligent Partners, which was due and payable on September 30, 2020 and subsequently restructured, and loans payable of $147,000 and accrued interest of approximately $285,000 due to former directors and minority stockholders. As of December 31, 2020, we have an accumulated deficit of approximately $21,281,000 and a negative working capital of approximately $8,210,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC. Because our agreements with our litigation funding sources do not require us to make any payments relating to the litigation, we do not incur expenses with respect to litigation covered by the funding sources.

As a result of our restructure of our agreement with Intelligent Partners, the outstanding notes to Intelligent Partners were cancelled and replaced with agreements that provide for payments if we receive proceeds from our intellectual property as described above under “Agreements for QFL and Intelligent Partners.” If the note payable to Intelligent Partners were excluded from current liabilities, we would have a pro forma working capital deficiency of approximately $3,500,000.

For 2020, we used approximately $246,000 in operations. Our cash flow used in operations for 2020 reflected our loss of approximately $1,300,000, and the amount used in operations increased primarily by a decrease in accounts payable and accrued expenses of approximately $471,000, and the gain on derivative liability of $275,000 offset by a decrease in accounts receivable of approximately $750,000, depreciation and amortization of approximately $648,000, amortization of debt discount of approximately $435,000 and bad debt expense of $66,000.

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

Cash flow from financing activities for 2020 reflected the proceeds of an SBA loan of approximately $172,000, the payment of the purchase price of patents of approximately $194,000 and proceeds from the sale of future revenues of approximately $95,000 offset by payment made on the sale of future revenues of approximately $20,000. Under the agreement with the litigation funder, the third party lender receives an interest in the proceeds.

Cash flow from financing activities in 2019 included repayments to the third party in the amount of approximately $130,000, the payment of the purchase price of patents of approximately $156,000 and the payment of $16,000 of a loan from a third party.

In 2020 and 2019, cash flow from investing activities included $95,000 and $75,000, respectively for the purchase of patents from third parties.

In 2020 we did not have non-cash investing and financing activities. In 2019, non-cash investing and financing activities consisted of an account payable of $1,238,219 representing the $1,500,000 payment due to Intellectual Ventures, net of $75,000 advanced at closing and imputed interest of $336,781.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios.

Historically, our only source of financing was loans from officers and directors. In October 2015, we entered into an agreement with United Wireless, pursuant to which provided us with funds to purchase intellectual property.

We cannot predict the success of any pending or future litigation seeking to enforce our intellectual property rights.

In February 2021, we signed a funding agreement with QFL, as described in “Overview” and under “Recent Developments” in Item 1. Business.

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

Principles of Consolidation

Our consolidated financial statements are prepared in accordance with US GAAP and present the financial statements of us and our wholly-owned subsidiary. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

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

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company’s operating subsidiaries. Intellectual property rights granted included the following, as applicable: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual intellectual property rights are not accounted for as separate performance obligations, as (a) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised intellectual property rights are inputs and (b) the Company’s promise to transfer each individual intellectual property right described above to the customer is not separately identifiable from other promises to transfer intellectual property rights in the contract.

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

Licensed Sales

The balance of our revenue in 2019, from licensed sales, was not significant but included sales-based revenue contracts pursuant to purchase orders. There was no sales-based revenue in 2020. There is only one distinct performance obligation in each purchase order, transfer of the promised good to the customer, and the customer can benefit from the good together with other resources readily available to the customer. For licensed sales, the transaction price is allocated to the performance obligation on a relative standalone selling price basis per the purchase order, and the Company includes in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are generally based on historical levels of activity, if available. Notwithstanding, revenue is recognized for a licensed sale when the performance obligation has been satisfied – transfer of the good to the customer. The purchase order generally provides for payment of contractual amounts within 30 days of transfer of the goods to the customer, therefore there is no significant financing component or consideration payable to the customer in these transactions.

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

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. We recorded an allowance for doubtful accounts of $66,000 and $0 as of December 31, 2020 and December 31, 2019, respectively.

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

Impairment of long-lived assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. No impairment was recorded for the either the year ended December 31, 2020 or of the year ended December 31, 2019.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred income tax expenses of approximately $65,000 and $5,000 for the years ended December 31, 2020 and 2019, respectively.

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

Going Concern

We have an accumulated deficit of approximately $21.3 million and negative working capital of approximately $8.2 million as of December 31, 2020. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, the possible effect of a judgement against one or more of our subsidiaries for legal fees; our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain, and our use of the funds from funding sources relating to the monetization of our intellectual property may not be available for working capital purposes. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2020, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2020, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2020, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2020.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2020, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jon C. Scahill	44	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	53	Chief technology officer and director
Dr. William Ryall Carroll	45	Director
Ryan T. Logue	40	Director

Prior to January 2016, our directors were elected to serve for a term of one year until our next annual meeting of the stockholders or unless he resigns earlier. On January 22, 2016, following approval by the stockholders, we amended and restated our certificate of incorporation. Our amended and restated certificate of incorporation provides for a classified board of directors. Our classified board of directors has three classes of directors – Class I directors, Class II directors and Class III directors. The Class I director has a term of which expired in 2020, the Class II director has a term which expired in 2018, and the Class III director has a term which expired in 2019. Directors are elected for a term of three years. Since we did not have an annual meeting of stockholders in 2018, 2019 and 2020, the Class I, Class II and Class III directors continue in office until the next meeting of stockholders, at which all directors will be elected.

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

Ryan T. Logue, a Class I director, is an investment advisory representative Lincoln Investment, a position he has held since 2019. Prior to joining Lincoln Investment, he spent 16 years with Morgan Stanley in the private wealth management department. Mr. Logue has spent the majority of his career focused on investing in both public and private opportunities department. Mr. Logue graduated with a BA from Colgate University and an MBA from Columbia University and has previously served on the board of the Columbia Alumni Association of Fairfield County.

Timothy J. Scahill and Jon C. Scahill are first cousins.

Director Independence

Dr. Carroll and Mr. Logue are “independent” directors based on the definition of independence in the listing standards of the NYSE.

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

ITEM 11: EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2020 and 2019, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards (1)	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
Jon Scahill,	2020	$300,000	-	-	-	-	-	57,000	(1)	$357,000
CEO and President	2019	300,000	-	-	-	-	-	-		300,000

(1)	Represents the payments made by the Company under the SEP IRA adopted in March 2020

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

Pension Benefits

In March 2020, we adopted a SEP IRA plan for our employees pursuant to which we deposit into a SEP IRA account of each of our participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP presented to and reviewed by the directors of this Corporation. For the year ending December 31, 2020 the percentage was set at 19%. Mr. Scahill is our only employee covered by the plan.

2017 Equity Incentive Plan

On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan (the “Plan”) pursuant to which 150,000,000 shares of common stock may be issued. In February 2021, the board amended the Plan to increase the number of shares subject to the plan to 500,000,000. Set forth below is a summary of the plan, as amended, but this summary is qualified in its entirety by reference to the full text of the plan, a copy of which is included as an exhibit to this annual report.

The plan provides for the grant of non-qualified options, stock grants and other equity-based incentives to employees, including officers, directors and consultants.

 On February 19, 2021, the board of directors:

●	granted restricted stock grants for 10,000,000 share, which vested immediately upon grant, to each of three consultants pursuant to agreements with the consultants;

●	granted restricted stock grants for a total of 69,000,000 shares, which vested immediately upon grant, to our directors, Jon C. Scahill (49,000,000 shares), Timothy J. Scahill (10,000,000 shares) and Dr. William R. Carroll (10,000,000 shares) as compensation for services rendered;

●	granted a restricted stock grant to Ryan T. Logue for 5,000,000 shares upon his acceptance of his appointment as a director;

●	granted non-qualified ten-year stock options to purchase 30,000,000 shares to each of three consultants pursuant to agreements with the consultants, the options to vest as provided in their agreements.

●	granted a non-qualified ten-year stock option to purchase 60,000,000 shares to Jon C. Scahill, which vest in installments as described under Item 11. Executive Compensation.

The options granted to two of the consultants, William Gates and Crystal Nicolson, become exercisable as follows:

●	10,000,000 shares at an exercise price of $0.01 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB.

●	10,000,000 shares at an exercise price of $0.03 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

●	10,000,000 shares at an exercise price of $0.05/share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

The options granted the third consultant, Jeff Toler, become exercisable as follows:

●	10,000,000 shares at an exercise price of $0.01 per share upon the first anniversary of the agreement.

●	10,000,000 shares at an exercise price of $0.03 per share upon the second anniversary of the agreement; and

●	10,000,000 shares at an exercise price of $0.05 per share upon the third anniversary of the agreement.

The options granted to Jon C. Scahill become exercisable as follows:

●	20,000,000 shares at an exercise price of $0.01 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB.

●	20,000,000 shares at an exercise price of $0.03 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

●	20,000,000 shares at an exercise price of $0.05/share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Outstanding Equity Awards at Fiscal Year-End

There were no outstanding equity awards granted to and held by the officers as of December 31, 2020.

Directors’ Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board has, and may in the future, award stock grants or options to purchase shares of common stock to our directors.

The following table provides information concerning the compensation of each member of our board of directors whose compensation is not included in the Summary Compensation Table for his services as a director for 2020.

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Timothy J. Scahill	$-	$-	$-
Dr. William Ryall Carroll	-	-	-

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of April 13, 2021, by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of April 13, 2021.

Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Jon C. Scahill	140,000,000	26.2%
Andrew C. Fitton (2) 300 Bowie St., Apt. 2803 Austin, TX 78703	117,407,407	22.0%
Intelligent Partners, LLC (3) 300 Bowie St., Apt. 2803 Austin, TX 78703	50,000,000	8.6%
Michael R. Carper (4) 13218 Tamayo Drive Austin, TX 78729	78,888,889	14.8%
Tomas Arce 3463 State Street Suite 327 Santa Barbara, CA 93105	26,699,627	5.0%
Dr. William Ryall Carroll	15,484,633	2.9%
Timothy J. Scahill	15,105,000	2.8%
Ryan T. Logue	5,000,000	*
All officers and directors as a group (four individuals)	176,087,257	33.0%

*	Less than 1%.

(1)	The address of Jon C. Scahill, Dr. Carroll, Timothy J. Scahill and Ryan T. Logue is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.
(2)	Represents (a) 67,407,407 shares owned by Mr. Fitton and (b) 50,000,000 shares issuable upon exercise of an option held by Intelligent Partners.

(3)	Represents 50,000,000 shares of common stock issuable upon exercise of options held by Intelligent Partners. Andrew C. Fitton and Michael R. Carper, as the members of Intelligent Partners, have the right to vote and dispose of the shares owned by Intelligent Partners.
(4)	Represents (a) 28,888,889 shares of common stock owned by Mr. Carper and (b) 50,000,000 shares issuable upon exercise of an option held by Intelligent Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

As a result of the September 2015 sale to United Wireless of 50,000,000 shares of common stock, representing 13.0% of our common stock and its right to name a director, United Wireless is a related party as of December 31, 2020. United Wireless had no relationship with us prior to the closing of the securities purchase agreement and related agreements in October 2015. United Wireless transferred its shares to its principals, Andrew C. Fitton and Michael R. Carper, it transferred its option, the notes and its remaining rights under the agreements to Intelligent Partners LLC, of which Mr. Fitton and Mr. Carper are the members.

Reference is made to the discussion of our agreements with Intelligent Partners, Mr. Fitton and Mr. Carper under “Item 1. Business – Recent Developments” and “Overview” in Item 5

Managed Services Team LLC, an entity for which Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We are obligated to pay for these services at usual and customary rates. The cost of these services for 2020 and 2019 was approximately $464 and $464, respectively.

We contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of our intellectual property rights on matters in which the firm is serving as counsel to us. In connection with the engagement, we recorded patent service costs of approximately $909,000 and $0 for the years ended December 31, 2020 and 2019, respectively. The amount recorded in 2020 includes approximately $407,000 in accrued expenses and outstanding as of December 31, 2020. In prior periods, we engaged a firm at which the father-in-law of the chief executive was formerly a partner. Because his interest in the prior firm was less than 10%, the prior firm was not considered a related party in prior periods.

Director Independence

Dr. Carroll and Mr. Logue are “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Malone Bailey, LLP, for each of our last two fiscal years for the categories of services indicated.

	Fiscal Year Ended December 31
	2020	2019
Audit fees	$58,360	$55,000
Audit – related fees	-	-
Tax fees	-	-
All other fees	-	1,500

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

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(5)
3.2	Bylaws of the Company. (3)
10.1	Restated Employment Agreement dated as of November 30, 2014 between the issuer and between the Company and Jon C. Scahill. (1)
10.2	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.3	License Agreement dated March 26, 2008 between the Company and Emerging Technologies Trust. (1)
10.4	Licensing Services Agreement dated July 10, 2008 between the Company and Balthaser Online, Inc. (1)
10.5	Patent Purchase Agreement dated December 21, 2009 between Company and Intertech Holdings, LLC. (1)
10.6	Consulting Agreement dated August 11, 2010 between the Company and Alex W. Hart.(1)
10.7	Agreement dated February 8, 2011 between the Company and Sol Li. (1)
10.8	Agreement dated June 26, 2013 between the Company and The Betting Service Ltd. and Neil Riches.(1)
10.9	Funding Agreement dated March 13, 2014 between the Company and Longford Capital Fund I, LP, (subject to order granting confidential treatment (1))#
10.10	Agreement dated April 1, 2014 between the Company and Allied Standard Limited. (1)
10.11	Form of warrant issued to former officers and directors.(1)
10.12	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.13	Indemnification agreement, dated December 8, 2014 between the Company and Jon C. Scahill. (4)
10.14	Indemnification agreement, dated December 8, 2014 between the Company and Timothy J. Scahill. (4)
10.15	Indemnification agreement, dated December 8, 2014 between the Company and Dr. William Ryall Carroll. (4)
10.16	Patent Sale Agreement, effective July 8, 2015 between Intellectual Ventures Assets 16 LLC and the Company.(2)
10.17	2017 Equity Incentive Plan(6)
10.18	Purchase Agreement dated February 19, 2021 among the Company and QPRC Finance LLC (7)
10.19	Ex. A to Purchase Agreement – Security Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)†
10.20	Ex. B to Purchase Agreement – Subsidiary Continuing Guaranty Agreement dated February 19, 2021 among Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.21	Ex. C to Purchase Agreement – Subsidiary Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.22	Ex. D to Purchase Agreement – Warrant Issuance Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.23	Ex. E to Purchase Agreement – Board Observation Rights Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.24	Registration Rights Agreement – dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.25	Form of Warrant – dated February 19, 2021 among the Company and QPRC Finance LLC (7)
10.26	Restructure Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.27	Ex. A to Restructure Agreement - Stock Purchase Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.28	Ex. B to Restructure Agreement - Option Grant dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.29	Ex. C to Restructure Agreement - Amended and Restated Pledge Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)

10.24	Ex. D to Restructure Agreement - Amended and Restated Registration Rights Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.30	Ex. E to Restructure Agreement - Board Observation Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.31	Ex. F to Restructure Agreement - Amended and Restated MPA-CP dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation and Intelligent Partners LLC. (7)
10.32	Ex. G to Restructure Agreement - Amended and Restated MPA-CXT dated February 19, 2021 among CXT Systems, Inc. and Intelligent Partners LLC. (7)
10.33	Ex. H to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among M-RED Inc. and Intelligent Partners LLC. (7)
10.34	Ex. I to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.35	Ex. J to Restructure Agreement - Amended and Restated 2015 Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.36	Ex. K to Restructure Agreement - MPA-NA dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.37	Ex. L to Restructure Agreement - MPA-NA Security Interest Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.38	Form of Consulting Agreement
10.39	Form of Restricted Stock Agreement
10.40	Form of Option Agreement
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Document
101.CAL	XBRL Taxonomy Calculation Document
101.DEF	XBRL Taxonomy Linkbase Document
101.LAB	XBRL Taxonomy Label Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.
(2)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on October 28, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 10-K, for the year ended December 31, 2013, which was filed with the SEC on April 10, 2015.
(4)	Filed as exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1, which was filed with the SEC on February 3, 2016, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 26, 2016 and incorporated herein by reference.
(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2017, which was filed by the Company on April 2, 2018.
(7)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on February 24, 2021 and incorporated herein by reference.

#	Certain portions of this exhibit are omitted pursuant to an order granting confidential treatment. The omitted information has been filed separately with the SEC.
†	Certain confidential information has been deleted from this Exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 15, 2021

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, chief executive officer, acting chief financial officer and president	April 15, 2021
Jon C. Scahill	(principal executive, financial and accounting officer)

/s/ Timothy J. Scahill	Director	April 15, 2021
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	April 15, 2021
Dr. William Ryall Carroll

/s/ Ryan T. Logue	Director	April 15, 2021
Ryan T. Logue

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which they relate.

Impairment of Intangible Assets

Description of the Matter

As discussed in Note 2 to the financial statements, the Company’s intangible assets consist of patents which are amortized using the straight-line method over the estimated useful lives and are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability. We identified the impairment assessment of the intangible assets as a critical audit matter due to its materiality to the financial statements and the significant estimates involved, the audit of which required a high degree of auditor judgment.

How We Addressed the Matter in Our Audit

We tested the Company’s determination of the carrying value of the intangible assets by comparing the year-end balances to the undiscounted future cash flows and evaluated the reasonableness of the inputs of the future cash flows to verifiable data.

/s/ MaloneBailey, LLP

www.malonebailey.com

We have served as the Company's auditor since 2013.

Houston, Texas

April 15, 2021

Quest Patent Research Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2020	2019
ASSETS
Current assets
Cash and cash equivalents	$247,862	$537,198
Accounts receivable, net	1,032,886	1,850,375
Other current assets	5,934	17,180
Total current assets	1,286,682	2,404,753
Patents, net of accumulated amortization of $2,266,158 and $1,617,762, respectively	2,200,959	2,754,354

Total assets	$3,487,641	$5,159,107
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$2,892,025	$3,362,932
Loans payable – third party	147,000	147,000
Purchase price of patents, current portion	1,500,000	569,386
Loan payable – related party, net of unamortized discount and debt issuance costs of $0 and $189,705, respectively	4,672,810	4,483,105
Accrued interest – loans payable related party	-	117,780
Accrued interest - loans payable third party	284,885	270,185
Derivative liability	-	595,000
Total current liabilities	9,496,720	9,545,388
Non-current liabilities
Contingent funding liabilities	-	20,378
Loan payable - SBA	174,392	-
Purchase price of patents, net of unamortized discount of $131,793 and $282,503, respectively	658,207	1,442,497
Total liabilities	10,329,319	11,008,263
Stockholders’ deficit
Preferred stock, par value $0.00003 per share – authorized 10,000,000 shares – no shares issued and outstanding
Common stock, par value $0.00003 per share; authorized 10,000,000,000 at December 31, 2020 and 2019; shares issued and outstanding 383,038,334 at December 31, 2020 and 2019	11,491	11,491
Additional paid-in capital	14,427,782	14,107,782
Accumulated deficit	(21,281,179)	(19,968,668)
Total Quest Patent Research Corporation stockholders’ deficit	(6,841,906)	(5,849,395)
Non-controlling interest in subsidiary	228	239
Total stockholders’ deficit	(6,841,678)	(5,849,156)
Total liabilities and stockholders’ deficit	$3,487,641	$5,159,107

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2020	2019
Revenues
Patent licensing fees	$5,488,088	$4,117,895
Licensed packaging sales	-	25,274
	5,488,088	4,143,169
Operating expenses
Cost of revenues:
Cost of sales	-	4,520
Litigation and licensing expenses	4,692,969	3,383,948
Management support services	-	2,093
Selling, general and administrative expenses	1,513,822	1,222,024
Total operating expenses	6,206,791	4,612,585

Income (loss) from operations	(718,703)	(469,416)

Other expense
Gain (loss) on derivative liability	275,000	(55,000)
Gain on forgiveness of debt	-	27,628
Other income	1,000	-
Interest expense	(804,456)	(808,273)
Total other expense	(528,456)	(835,645)

Net loss before income tax	(1,247,159)	(1,305,061)

Income tax	(65,363)	(5,234)

Net loss	(1,312,522)	(1,310,295)
Net income attributable to non-controlling interest in subsidiary	11	1,519
Net Loss Attributable to Quest Patent Research Corporation	$(1,312,511)	$(1,308,776)
Net loss per share – Basic and Diluted	$(0.00)	$(0.00)
Weighted average shares outstanding – Basic and Diluted	383,038,334	383,038,334

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in		Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2018	383,038,334	11,491	14,107,782	(18,659,892)	1,758	(4,538,861)
Net loss	-	-	-	(1,308,776)	(1,519)	(1,310,295)
Balances as of December 31, 2019	383,038,334	11,491	14,107,782	(19,968,668)	239	(5,849,156)
Resolution of derivative liability			320,000			320,000
Net loss	-	-	-	(1,312,511)	(11)	(1,312,522)

Balances as of December 31, 2020	383,038,334	$11,491	$14,427,782	$(21,281,179)	$228	$(6,841,678)

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2020	2019
Cash flows from operating activities:
Net loss	(1,312,522)	$(1,310,295)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	435,415	349,691
Loss/(gain) on derivative liability	(275,000)	55,000
Loss/(gain) on forgiveness of debt	-	(27,628)
Depreciation and amortization	648,395	529,486
Bad debt expense	66,000	-

Changes in operating assets and liabilities
Accounts receivable	751,489	(1,850,375)
Accrued interest – loans payable related party	(117,780)	(25,000)
Accrued interest – loans payable third party	17,360	16,300
Other current assets	11,246	(14,837)
Accounts payable and accrued expenses	(470,907)	3,024,181

Net cash provided by/(used in) operating activities	(246,304)	746,523

Cash flows from investing activities:
Purchase of patents	(95,000)	(75,000)
Net cash used in investing activities	(95,000)	(75,000)

Cash flows from financing activities:
Proceeds from SBA loans	171,732	-
Repayment of purchase price of patents	(194,386)	(155,614)
Loan payable – third party	-	(16,000)
Proceeds from sale of future revenues	95,000	-
Repayment from sale of future revenues	(20,378)	(129,622)
Net cash from/(used in) financing activities	51,968	(301,236)

Net increase (decrease) in cash and cash equivalents	(289,336)	370,287

Cash and cash equivalents at beginning of year	537,198	166,911

Cash and cash equivalents at end of year	$247,862	$537,198

Non Cash Investing and Financing Activities
Accounts payable for patent purchase, net of imputed interest of $336,781	$-	$1,238,219
Resolution of derivative liability	320,000	-
Accrued interest added to principal	2,660	-
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes, including foreign taxing authorities withheld taxes of $60,255 and $5,000 during the years ended December 31, 2020, and 2019 respectively.	$65,363	$5,234
Interest	472,121	467,280

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Notes to Consolidated Financial Statements

NOTE 1 – DESCRIPTION OF BUSINESS

The Company is a Delaware corporation, incorporated on July 17, 1987 and has been engaged in the intellectual property monetization business since 2008.

As used herein, the “Company”, “we”, “us” or “our” refers to Quest Patent Research Corporation and its wholly and majority-owned and controlled operating subsidiaries unless the context indicates otherwise. All intellectual property acquisition, development, licensing and enforcement activities are conducted by the Company’s wholly and majority-owned and controlled operating subsidiaries.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2020 and 2019.

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

Audio Messaging Inc. (wholly owned)

Peregrin Licensing LLC (wholly owned)

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

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of $66,000 and $0 at December 31, 2020 and December 31, 2019, respectively.

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

The carrying value reflected in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued expenses and short-term borrowings approximate fair value due to the short-term nature of these items. The carrying value of long-term debt approximates fair value since the related rates of interest approximate current market rates.

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

Research and development

Research and development costs are expensed as incurred. We did not incur any research and development costs in the years ended December 31, 2020 and 2019.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2020 and 2019.

The Company records revenues on a gross basis, before deduction for income taxes. The Company incurred income tax expenses of approximately $65,000 and $5,000 for the years ended December 31, 2020 and 2019, respectively.

Stock-based compensation

The Company recognizes stock-based compensation pursuant to ASC 718, “Compensation — Stock Compensation,” which prescribes accounting and reporting standards for all stock-based payment transactions in which employee services, and, since January 1, 2019, non-employee services, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee or non-employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Earnings (loss) per share

Basic earnings per share is calculated by dividing net income available to common stockholders by the weighted average number of shares of the Company’s common stock outstanding during the period. Diluted earnings per share reflects the potential dilution that could occur if our share-based awards and convertible securities were exercised or converted into common stock. The dilutive effect of our share-based awards is computed using the treasury stock method, which assumes all share-based awards are exercised and the hypothetical proceeds from exercise are used to purchase common stock at the average market price during the period. The incremental shares (difference between shares assumed to be issued versus purchased), to the extent they would have been dilutive, are included in the denominator of the diluted earnings per share calculation. Because the Company incurred losses in all periods covered by the financial statements and would be anti-dilutive, the diluted earnings per share is the same as the basic earnings per share.

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

Going Concern

During the period from 2008, when the Company changed its business to become an intellectual property management company, through 2020, the Company generated a cumulative loss of approximately $21.3 million. The Company’s total current assets were approximately $1.3 million at December 31, 2020. At December 31, 2020, the Company had a working capital deficiency of approximately $8.2 million. The Company requires funding for its operations. Because of the Company’s continuing losses, the working capital deficiency, the uncertainty of future revenue, the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in equity market or from lenders is severely impaired, and there exists substantial doubt about the ability of the Company to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s debt at December 31, 2020 and 2019.

	December 31,	December 31,
	2020	2019
Short-term debt:
Loans payable – third party	$147,000	$147,000
Purchase price of patents – current portion	1,500,000	569,386
Net short-term debt	1,647,000	716,386

Loan payable – related party
Gross	4,672,810	4,672,810
Accrued Interest	-	117,780
Unamortized discount	-	(189,705)
Net loans payable – related party	$4,672,810	$4,600,885
Long-term liabilities:
Loans payable - SBA
Gross	$170,832	-
Accrued Interest	3,560	-
Net loans payable SBA	174,392	-
Purchase price of patents
Gross	790,000	1,725,000
Unamortized discount	(131,793)	(282,503)
Net purchase price of patents – long-term	$658,207	$1,442,497
Contingent funding liabilities:
Gross	-	20,378
Net contingent funding liabilities	$-	$20,378

Short-term debt

The loan payable – third party are demand loans made to former officers and directors, now unrelated third parties, and shareholders in the amount of $147,000. During the years ended December 31, 2020 and 2019 the Company paid $0 and $16,000, respectively, against the loans. The loans are payable on demand plus accrued interest at 10% per annum.

The loan payable – related party at December 31, 2020 represents the principal amount of the Company’s 10% note to Intelligent Partners, as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the principal amount of $4,672,810 pursuant to a securities purchase agreement (“SPA”) dated October 22, 2015. The note payable to Intelligent Partners, as transferee of United Wireless, has been classified as a current liability as of December 31, 2020.

Interest on all notes issued pursuant to the securities purchase agreement, accrued through September 30, 2018, with accrued interest being added to principal on September 30, 2016, 2017 and 2018. Accordingly, the accrued interest is included in loans payable, related party. Since September 30, 2018, the Company has been required to pay interest quarterly. During the year ended December 31, 2020 the Company paid approximately $468,560 in interest on the notes.

At September 30, 2020, the notes in the aggregate principal amount of $4,672,810 were outstanding. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes.

Pursuant to the securities purchase agreement and the related agreements that were executed contemporaneously with the securities purchase agreement:

●	The Company granted United Wireless an option to purchase 50,000,000 shares of common stock at varying exercise prices. The option expired unexercised on September 30, 2020. See Note 5.

●

The Company agreed to pay United Wireless 15% of the net monetization proceeds from the patents acquired in October 2015 and the intellectual property in the Company’s mobile data and financial data portfolios. The allocation of proceeds resulted in a discount from the note payable of $188,023. In addition, the Company recognized a discount associated with the 15% interest in net monetization proceeds of $450,000. These discounts and debt issuance costs of $60,958, total $698,981, were amortized and charged to interest expense over the life of the notes using the effective interest rate method. As of December 31, 2020 and December 31, 2019, $698,981 and $509,276 of the discount and debt issuance cost have been amortized, respectively.

Subsequent to December 31, 2020, the Company entered into a restructure agreement with Intelligent Partners. See Note 11-Subsequent Events for a summary of the restructured agreement with Intelligent Partners.

Long term liabilities

The loans payable-SBA at December 31, 2020 represents:

●	An unsecured loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $20,832, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, which was enacted March 27, 2020. The loan, which was taken down on April 23, 2020, matures on April 23, 2022 and bears interest at a rate of 0.98% per annum, with interest payable monthly commencing on November 23, 2020. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act.

●	A secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 14, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

The purchase price of patents at December 31, 2020 represents the non-current portion of minimum payments due under the agreements between:

●	CXT Systems, Inc. (“CXT”), a wholly owned subsidiary, and Intellectual Ventures Assets 34, LLC and Intellectual Ventures 37, LLC (“IV 34/37”) pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed, pursuant to an amendment dated January 26, 2018, that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. As of December 31, 2020, $600,000 of the minimum future cumulative distributions were presented as short-term debt based on payment due date. As of December 31, 2020, cumulative distributions did not total $975,000 and CXT did not pay the difference to IV 34/37 within ten days. Non-payment which is not cured within 30 days after written notice from IV 34/37 would constitute an Acceleration Event under the agreement, following which, in addition to any other remedies available under the agreement, all outstanding minimum cumulative distributions would become due and payable within thirty days. As of the date of filing, no such written notice of non-payment has been given by IV 34/37. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. During the year ended December 31, 2020, CXT paid approximately $194,000 under the agreement.

●	M-RED Inc. (“M-RED”), a wholly-owned subsidiary, and Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which at closing M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as we generate revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108. On September 30, 2020 cumulative distributions to IV 113/108 totaled less than $450,000 and M-RED did not pay the difference to IV 113/108 within ten days. Non-payment which is not cured within 30 days after written notice from IV 113/108 would constitute an Acceleration Event under the agreement, following which, in addition to any other remedies available under the agreement, all outstanding minimum cumulative distributions would become due and payable within thirty days. As of the date of filing, no such written notice of non-payment has been given by IV 113/108. As of December 31, 2020, $600,000 and $900,000 of the minimum future cumulative distributions were presented as long-term and short-term debt, respectively, based on payment due dates. No affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

●	The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third party funder is entitled to a priority return of funds advanced from net proceeds. as defined, recovered until the funder has received $190,000. The Company has no other obligation to the third party and has no liability to the funder in the event that the Company does not generate net proceeds. Pursuant to ASC 470, the company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

The balance of the purchase price of the patents is reflected as follows:

	2020	2019
Current Liabilities:
Purchase price of patents, current portion	1,500,000	$569,386
Unamortized discount	-	-
Non-current liabilities:
Purchase price of patents, long term	790,000	$1,725,000
Unamortized discount	(131,793)	(282,503)
Total current and non-current	2,158,207	2,011,883
Effective interest rate of Amortized over 2 years	9.4-14.5%	9.6-12.5%

Because the non-current minimum payment obligations are due over the next three years, the Company imputed interest of 10% which was recorded as a discount to the liabilities and amortized through the maturity date. Amortization recorded to interest expense amounted to $245,710 and $159,450 for the years ended December 31, 2020 and 2019, respectively.

In December 2018, the Company entered into a funding agreement whereby a third party agreed to provide funds in the amount of $150,000, in support of the structured licensing programs of PIS and M-RED. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and we have no other obligation to the third party.

Our relationship with the above investors meets the criteria in ASC 470-10-25 - Sales of Future Revenues or Various Other Measures of Income (“ASC 470”), which relates to cash received from an investor in exchange for a specified percentage or amount of revenue or other measure of income of a particular product line, business segment, trademark, patent, or contractual right for a defined period. Under this guidance, we recognized the fair value of our contingent obligation to the investor, as of the acquisition date, as long-term debt in our consolidated balance sheets. This initial fair value measurement is based on the perspective of a market participant and includes significant unobservable inputs which are classified as Level 3 inputs within the fair value hierarchy and are discussed further within Note 2. Our repayment obligations are contingent upon future patent licensing fee revenues generated from the licensing programs.

Under ASC 470, amounts recorded as debt shall be amortized under the interest method. The Company made an accounting policy election to utilize the prospective method when there is a change in the estimated future cash flows, whereby a new effective interest rate is determined based on the revised estimate of remaining cash flows. The new rate is the discount rate that equates the present value of the revised estimate of remaining cash flows with the carrying amount of the debt, and it will be used to recognize interest expense for the remaining periods. Under this method, the effective interest rate is not constant, and any change in expected cash flows is recognized prospectively as an adjustment to the effective yield. During periods ended December 31, 2020 and 2019, we paid the third party providing funds in support of the PIS and M-RED structured licensing programs approximately $130,000 and $20,000, respectively, under the funding agreement, satisfying the long-term debt balance in full. For the year ended December 31, 2020, the Company recognized amortization of $95,000.

NOTE 4 – DERIVATIVE LIABILITIES

Because there is not a fixed conversion price, remaining compliant with the reserve requirement under the notes held by Intelligent Partners as transferee of United Wireless, is outside of the control of the Company. As a result of this, the Company has a potential inability to have sufficient available authorized common shares to settle certain outstanding instruments beginning with the date that the reserve requirement went into effect on January 22, 2016. There is no limit on the number of shares issuable under the note, and absent an increase in the stock price or an increase in authorized shares, there are potentially not enough authorized shares to satisfy the exercise of the Company’s options, thus these options qualify as derivative liabilities under ASC Topic 815. On January 22, 2016, the Company reclassified all non-employee warrants and options as derivative liabilities and revalued them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense for each reporting period at each balance sheet date. The option expired unexercised on September 30, 2020. Consequently, the derivative liability as of the date the options expired was credited to additional paid in capital.

As of December 31, 2020, and December 31, 2019, the aggregate fair value of the outstanding derivative liability was approximately $0 and $595,000, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions during the years ended December 31, 2020 and 2019:

	Year Ended
	December 31,
	2020 (1)	2019
Volatility	261%	207-426%
Risk-free interest rate	0.20%	0.24%
Expected dividends	-	-%
Expected term	-	0.75-4.70

(1)	Inputs as of valuation on expiration date of September 30, 2020

The following schedule summarizes the valuation of financial instruments that are remeasured on a recurring basis at fair value in the balance sheets as of December 31, 2020 and 2019:

	Fair Value Measurements as of
	December 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-	$-	$-	$-
Total assets	-	-	-	-	-	-
Liabilities
Conversion option derivative liability	-	-	-	-	-	595,000
Total liabilities	$-	$-	$-	$-	$-	$595,000

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of December 31, 2020
Balance - December 31, 2018	$540,000
Change in fair value	55,000
Balance – December 31, 2019	595,000
Change in fair value	(275,000)
Resolution of derivative liability	(320,000)
Balance - December 31, 2020	$-

NOTE 5 – STOCKHOLDERS’ EQUITY

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2018	50,000,000	0.03	1.75
Granted	-	-	-
Cancelled	-	-	-
Expired	-	-	-
Exercised	-	-	-
Balance - December 31, 2019	50,000,000	0.03	0.75
Granted	-	-	-
Cancelled	-	-	-
Expired	50,000,000	-	-
Exercised	-	-	-
Balance - December 31, 2020	-	-	-

Options exercisable at end of year	-	-	-

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

			Weighted average amortization
	December 31,		period
	2020	2019	(years)
Patents	$5,690,000	$5,595,000	6.5
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(713,073)	(713,073)
Subtotal	4,467,116	4,372,116
Less: accumulated amortization	(2,266,157)	(1,617,762)
Net value of intangible assets	$2,200,959	$2,754,354	4.45

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2020 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years;

●	patents acquired in July 2017 pursuant to an obligation to pay 50% of net revenues to IV 34/37 (see Note 3); the useful lives of the patents, at the date of acquisition, was 5-6 years;

●	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents acquired in March 2019 pursuant to an obligation to pay 50% of net revenues to IV 113/108 (see Note 3); the useful lives of the patents, at the date of acquisition, was approximately 9 years.

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

The Company amortizes the costs of patents over their estimated useful lives on a straight-line basis. Costs incurred to acquire the patents, including legal costs, are also capitalized and amortized on a straight-line basis over the life of the associated patent. Amortization of patents is included as a selling, general and administrative expense as reflected in the accompanying consolidated statements of operations.

The Company assesses intangible assets for any impairment to the carrying values. As of December 31, 2020, management concluded that there was no impairment to the acquired assets.

Amortization expense for patents comprised $648,395 and $529,486 for the years ended December 31, 2020 and 2019, respectively. Future amortization of patents is as follows:

Year ended December 31,
2021	$549,345
2022	495,742
2023	323,071
2024	306,776
2025 and thereafter	526,025
Total	$2,200,959

The Company granted IV 34/37 a security interest in the patents transferred to the Company as security for the payment of the balance of the purchase price. The security interest of IV 34/37 is senior to the security interest of United Wireless in the proceeds derived from such patents.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2020	2019
Balance, beginning of year	$239	$1,758
Net income (loss) attributable to non-controlling interest	$(11)	$(1,519)
Balance, end of year	$228	$239

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2020, the Company has generated approximately $8,355,942 of net operating loss (“NOL”) carry forwards which will begin to expire in 2024. Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382. The Company has had significant equity transactions in prior periods. Due to this equity activity and the restrictions resulting under Section 382, a portion of the Company’s NOLs may not be available to offset future taxable income. Therefore, the Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

	December 31,
	2020	2019
Net operating loss carry forward	$2,172,545	$1,960,978
Bad debt reserves	17,160
Intangible assets	515,104	331,704
Valuation allowance	$(2,704,809)	$(2,292,682)
Balance, end of year	$-	$-

Tax expense consisted primarily of the following:

	December 31,
	2020	2019
Federal	$-	$-
State	5,108	234
Foreign	60,255	5,000
Deferred	-	-
Total	$65,363	$5,234

The Company’s tax expense does not reflect the statutory rate since the Company’s deferred tax asset is fully offset by a valuation allowance. The statute of limitations is open for the tax years ending December 31, 2017 and thereafter.

The Company’s foreign tax expense reflects the tax withheld by the foreign jurisdiction on royalty income received by the Company and not exempt under the United States tax treaty, if any, with the respective foreign jurisdiction. In 2020, the Company was subject to foreign source withholding tax of 20.4% in Japan. In 2019, the Company was subject to foreign source withholding tax of 10% in the People’s Republic of China.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 6 in connection with transactions with United Wireless. During periods ended December 31, 2020 and 2019, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless and held by Intelligent Partners, an affiliate of United Wireless and a related party, pursuant to the securities purchase agreement dated October 22, 2015. The interest expense was approximately $351,000 and $467,000 for the year ended December 31, 2020 and 2019, respectively. On each of September 30, 2017 and 2018, accrued interest was added to the principal amount of the note. Subsequent to September 30, 2018, the Company is to pay interest quarterly.

See Note 10 with respect to the employment agreement with the Company’s president and chief executive officer.

During 2020, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of these services was approximately $464 and $464 for the year ended December 31, 2020 and 2019, respectively.

During 2020, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. In connection with the engagement, the Company recorded patent service costs of approximately $909,000 and $0 for the years ended December 31, 2020 and 2019 respectively The amount recorded in 2020 includes approximately $407,000 in accrued expenses and outstanding as of December 31, 2020. The accrued liability is recorded in “accounts payable and accrued liabilities.” In prior periods, the Company engaged a firm at which the father-in-law of the chief executive was formerly a partner. Because his interest in the prior firm was less than 10%, the prior firm was not considered a related party in prior periods.

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

Pension Benefits

Pursuant to the SEP IRA plan adopted by the Company in March 2020 the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2020 the percentage was set at 19%. The Company’s president and chief executive officer is the only participant and $57,000 was deposited his SEP IRA account.

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

NOTE 11 – SUBSEQUENT EVENTS

Summary of Agreements with QPRC Finance LLC (“QFL”)

On February 22, 2021, we entered into a series of agreements, all dated February 19, 2021,with QFL, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement”), a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guarantee”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i)	Pursuant to the Purchase Agreement, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize; (b) up to $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. The terms of the Purchase Agreement are described under “Purchase Agreement.”

(ii)	We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners pursuant to a restructure agreement (the “Restructure Agreement”) between the Company and Intelligent Partners executed contemporaneously with the closing of the Investment Documents. The payment was made directly from QFL to Intelligent Partners. The terms of the Restructure Agreement are described under “Restructure Agreement.”

(iii)	Pursuant to the Security Agreement, our obligations under the Purchase Agreement with QFL are secured by: (a) the proceeds (as defined in the Purchase Agreement); (b) the patents (as defined in the Purchase Agreement; (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Subsidiary Guaranty, eight of our subsidiaries – Quest Licensing Corporation (“QLC”), Quest NetTech Corporation (“NetTech”), Mariner IC Inc. (“Mariner”), Semcon IP Inc. (“Semcon”), IC Kinetics Inc. (“IC”), CXT Systems Inc. (“CXT”), M-Red Inc. (“MRED”), and Audio Messaging Inc.(“AMI”), collectively, the “Subsidiary Guarantors”) guaranteed our obligations to QFL under the Purchase Agreement.

(v)	Pursuant to the Subsidiary Security Agreement, the Subsidiary Guarantors grant QFL a security interest in the proceeds from the future monetization of their respective patent portfolios.

(vi)	Pursuant to the Warrant Issue Agreement, we granted QFL ten-year warrants to purchase a total of up to 96,246,246 shares of our common stock, with an exercise price of $0.0054 per share which may be exercised from February 19, 2021 through February 18, 2031on a cash or cashless basis. Exercisability of the warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% (the “Maximum Percentage”) of our common stock, except that by written notice to us, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to us. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement.

(vii)	We agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date.

(viii)	We granted QFL certain registration rights with respect to the 96,246,246 shares of common stock issuable upon exercise of the warrant.

(ix)	Commencing six months from the closing date, if the shares owned by QFL cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to QFL.

(x)	Pursuant to the Board Observation Rights Agreement, until the later of the date on which QFL or its affiliates (i) have received the entirety of their Investment Return (as defined in Purchase Agreement), and (ii) no longer hold any Securities (the “Observation Period”), we granted QFL the right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings (including, without limitation, telephonic or other electronic meetings) of the Board or any committee thereof, including executive sessions, in an observer capacity.

Summary of Agreements with Intelligent Partners

Securities Purchase Agreement and Related Agreements with United Wireless

We, together with certain of our subsidiaries, and United Wireless, entered into a Securities Purchase Agreement dated October 22, 2015 (the “SPA”) and related Transaction Documents, as defined therein, pursuant to which the Company sold 50,000,000 shares (the “Shares”) of our common stock, par value $0.00003 per share (the “Common Stock”) at $0.05 per share, or an aggregate of $250,000; we issued our 10% secured convertible promissory notes due September 30, 2020 to United, and granted United an option (the “2015 Purchase Option”) to purchase up to an additional 50,000,000 shares of Common Stock in three tranches at the prices as set forth therein. The 2015 Purchase Option expired unexercised on September 30, 2020. The Shares are currently owned by Andrew C. Fitton (“Fitton”) and Michael Carper (“Carper”) and United Wireless subsequently transferred its note and assigned all of its remaining rights under the agreements to Intelligent Partners, which is an affiliate of United Wireless and is owned by Fitton and Carper. Our agreements with United Wireless, also included various monetization proceeds agreements, which we refer to as MPAs, pursuant to which we granted to Intelligent Partners, as the assignee of United Wireless, rights to the monetization proceeds from revenue generated from certain of our intellectual property, a security agreement and a registration rights agreement.

The notes became due by their terms on September 30, 2020, and we did not make any payment on account of principal of and interest on the notes. Subsequent to September 30, 2020, we engaged in negotiations with Intelligent Partners in parallel with our negotiations with QFL, with a view to restructuring our obligations under the United Wireless agreements, including the notes, so that we no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from our agreements with QFL. As part of the restructure of our agreements with Intelligent Partners, we amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire, as describe below. Under these MPAs, Intelligent Partners participates in the monetization proceeds we receive with respect to new patents after QFL has received its negotiated rate of return.

On or prior to the date of the Restructure Agreement, Intelligent Partners transferred to Fitton and Carper $250,000 of the notes (the “Transferred Note”), thereby reducing the principal amount of the notes held by Intelligent Partners to $4,422,810.

On February 22, 2021, we and Intelligent Partners agreed to extinguish the notes and Transferred Note, and terminate or amend and restate the SPA and Transaction Documents, pursuant to a series of agreements including: a Restructure Agreement (the “Restructure Agreement”), a Stock Purchase Agreement (the “Stock Purchase Agreement”), an Option Grant (the “Option Grant”), an Amended and Restated Pledge Agreement (the “Pledge Agreement”), an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), a Board Observation Agreement (the “Board Observation Agreement”), a MPA-NA Security Interest Agreement (the “MPA-NA Security Interest Agreement”), an Amended and Restated Patent Proceeds Security Agreement (the “Patent Proceeds Security Agreement”, an Amended and Restated MPA-CP (the “MPA-CP”), an Amended and Restated MPA-CXT (the “MPA-CXT”), a MPA-MR (the “MPA-MR”), a MPA-AMI (the “MPA-AMI,” and together with the MPA-CP, MPA-CXT and MPA-MR, each a Restructure MPA and together the Restructure MPAs) and a MPA-NA (the “MPA-NA”).

(i)	Pursuant to the Restructure Agreement, we paid Intelligent Partners $1,750,000 at closing, which we received from QFL and which QFL paid directly to Intelligent Partners, and recognized a further non-interest bearing total monetization proceeds obligation (the “TMPO”) of $2,805,000, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the restructure agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. Further details regarding the TMPO are provided under “TMPO”;

(ii)	Pursuant to the Stock Purchase Agreement, we issued to Fitton and Carper, as holders of the Transferred Note, a total of 46,296,296 shares of our restricted common stock at a purchase price of $0.0054 per share, which purchase price was paid by the conversion and in full satisfaction of the Transferred Note (the “Conversion Shares”).

(iii)	Pursuant to the Option Grant, we granted Intelligent Partners an option to purchase a total of 50,000,000 shares of common stock, with an exercise price of $0.0054 per share which vests immediately and may be exercised through September 30, 2025.

(iv)	Pursuant to the restructured monetization proceeds agreement, Intelligent Partners has a right to receive 60% of the net monetization proceeds from the patents currently owned by the Subsidiary Guarantors. The agreement has no termination provisions, so Intelligent Partners will be entitled to its percentage interest as long as revenue can be generated from the intellectual property covered by the agreement.

(v)	Pursuant to the MPA-NA, until the TMPO has been paid in full, IPLLC is entitled to receive 10% of the net proceeds realized from new assets acquired by the Company. If, in any calendar quarter, net proceeds realized exceed $1,000,000, IPLLC’s entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, IPLLC’s entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. After satisfaction of the TMPO, the MPA-NA and IPLLC’s interest in new asset proceeds shall terminate.

(vi)	Pursuant to the Subsidiary Security Agreement, our obligations under our agreements with Intelligent Partners, including its obligations under the Restructure Agreement and the Restructure MPAs are secured by a security interest in the net proceeds realized from the future monetization of the patents currently owned by the eight subsidiaries named above.

(vii)	Pursuant to the MPA-NA-Security Interest Agreement, our obligations under the MPA-NA are secured by a security interest in net proceeds realized from the future monetization of new patents acquired until the TMPO is satisfied, provided Intelligent Partners’ secured interest shall be limited to its entitlement in Net Proceeds under the MPA-NA. After satisfaction of the TMPO the security interest in proceeds from new assets shall terminate.

(viii)	We granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 50,000,000 Shares currently owned by Fitton and Carper; (ii) the 46,296,296 Conversion Shares being issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the Restructure Option;

(ix)	Commencing six months from the closing date, if the shares owned by Intelligent Partners cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to Intelligent Partners.

(x)	Pursuant to the Board Observation Rights Agreement, until the Total Monetization Proceeds Obligation has been satisfied (the “Observation Period”), we granted Intelligent Partners the option and right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings of the Board or any committee thereof, including executive sessions, in an observer capacity. Intelligent Partners has no right to appoint a director to the board.

Events of Default include (i) a Change of Control of the Company (ii) any uncured default on payment due to Intelligent Partners in an amount totaling in excess of $275,000, which is not the subject of a Dispute or other formal dispute resolution proceeding initiated in good faith pursuant to this Agreement or other Restructure Documents (iii) the filing of a voluntary petition for relief under the United States Bankruptcy Code by Company or any of its material subsidiaries, (iv) the filing of an involuntary petition for relief under the United States Bankruptcy Code against the Company, which is not stayed or dismissed within sixty (60) days of such filing, except for an involuntary petition for relief filed solely by Intelligent Partners, or any Affiliate or member of Intelligent Partners, or (v) acceleration of an obligation in excess of $1 million dollars to another provider of financing following a final determination by arbitration or other judicial proceeding that such obligation is due and owing.

Consulting Agreements

On February 22, 2021, the Company entered into advisory service agreement with three consultants – William Gates, Crystal Nicolson and Jeff Toler pursuant to which they will provide services to the Company in connection with the development of the Company’s business. The agreements have a term of ten years and may be terminated by the Company for cause or upon the death or disability of the consultants.

Pursuant to the agreements with Mr. Gates and Ms. Nicolson, the compensation payable to each of them consists of a restricted stock grant of 10,000,000 shares of Common Stock which immediately vests in full and a ten-year option to purchase a total of 30,000,000 shares of Common Stock, which become exercisable cumulatively as follows:

a.	10,000,000 shares at an exercise price of $0.01 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB.

b.	10,000,000 shares at an exercise price of $0.03 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

c.	10,000,000 shares at an exercise price of $0.05/share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Pursuant to the agreement with Mr. Toler, the compensation payable to him consists of a restricted stock grant of 10,000,000 shares of Common Stock which immediately vests in full and a ten-year option to purchase 30,000,000 shares of Common Stock, which becomes exercisable cumulatively as follows:

a.	10,000,000 shares at an exercise price of $0.01 per share upon the first anniversary of the agreement.

b.	10,000,000 shares at an exercise price of $0.03 per share upon the second anniversary of the agreement; and

c.	10,000,000 shares at an exercise price of $0.05 per share upon the third anniversary of the agreement.

Compensatory Arrangements of Certain Officers

(i)	amended the 2017 Equity Incentive Plan (the “Plan”) increasing the shares the Company can issue under the plan to 500,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives, the amendment to the Plan and the grants of awards pursuant to the Plan, as described in Items 1.01 and 5.02, to be effective upon the closing of the agreements with QFL.

(ii)	Granted restricted stock grants for services rendered and vesting in full upon grant, to:

a.	Jon C. Scahill – 49,000,000 shares

b.	Timothy J. Scahill – 10,000,000 shares

c.	Dr. William R. Carroll - 10,000,000 shares

(iii)	Granted Jon Scahill a ten-year option (the “Option”) to purchase 60,000,000 shares of Common Stock which become exercisable cumulatively as follows:

a.	20,000,000 shares at an exercise price of $0.01 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB.

b.	20,000,000 shares at an exercise price of $0.03 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

c.	20,000,000 shares at an exercise price of $0.05/share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange

(iv)	Appointed Ryan T. Logue to the board of directors and granted Mr. Logue a restricted stock grant of 5,000,000 shares of common stock which vests upon his acceptance of his appointment as a director.

Patent Portfolio Acquisition

On February 26, 2021, the Company entered into an agreement with Peter K. Trzyna (“PKT”) pursuant to which PKT assigned to the Company all right, title, and interest in a portfolio of eight United States patents (the “Peregrin Portfolio”). Under the agreement, the Company paid PKT $350,000 at closing and agreed that upon the realization of gross proceeds the Company shall make a second installment payment or payments in the aggregate amount of $93,900, which shall be due and payable to PKT from time to time as gross proceeds are realized, paid to PKT with reimbursement to third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any. The Company requested and received a capital advance in the amount of the $350,000 initial installment payment from the facility with QFL.