Form 10-Q
period 2021-03-31
QUEST PATENT RESEARCH CORP
filed 2021-05-24
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 533,334,630 shares of common stock are issued and outstanding as of May 21, 2021.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2020, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED BALANCE SHEETS

	March 31, 2021	December 31, 2020

ASSETS

Current assets
Cash and cash equivalents	$227,015	$247,862
Accounts receivable	653,590	1,032,886
Other current assets	2,425	5,934
Total current assets	883,030	1,286,682

Patents, net of accumulated amortization of $2,754,046 and $2,266,158, respectively	2,063,071	2,200,959

Total assets	$2,946,101	$3,487,641
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$2,498,705	$2,892,025
Loans payable – third party	147,000	147,000
Purchase price of patents, current portion	1,385,049	1,500,000
QFL funding liability	2,500,000	-
Loan payable – related party	2,805,000	4,672,810
Warrant liability	1,819,054	-
Accrued interest - third party	288,561	284,885
Total current liabilities	11,443,369	9,496,720
Non-current liabilities
Loan Payable - SBA	154,947	174,392
Purchase price of patents, net of unamortized discount of $107,774 and $131,793, respectively, net of current portion	682,226	658,207
Total liabilities	12,280,542	10,329,319
Stockholders’ deficit:
Preferred stock, par value $.00003 per share, authorized 10,000,000 shares, no shares issued and outstanding	-	-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares at March 31, 2021 and December 31, 2020; shares issued and outstanding 533,334,630 and 383,038,334 at March 31, 2021 and December 31, 2020, respectively	16,000	11,491
Additional paid-in capital	17,087,302	14,427,782
Accumulated deficit	(26,437,971)	(21,281,179)
Total Quest Patent Research Corporation deficit	(9,334,669)	(6,841,906)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(9,334,441)	(6,841,678)
Total liabilities and stockholders’ deficit	$2,946,101	$3,487,641

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,
	2021	2020

Revenues
Patent licensing fees	$-	$870,103
Operating expenses
Cost of revenue:
Litigation and licensing expenses	64,238	910,126
Selling, general and administrative expenses	2,229,092	381,609
Total operating expenses	2,293,330	1,291,735
Loss from operations	(2,293,330)	(421,632)

Other income/(expense)
Other income	20,832	-
Warrant expense	(1,819,054)
Loss on derivative liability	-	(40,000)
Loss on conversion of debt	(305,556)	-
Loss on debt extinguishment	(730,378)	-
Interest expense	(29,081)	(220,941)
Total other expenses	(2,863,237)	(260,941)

Net loss before income tax	(5,156,567)	(682,573)

Income tax	(225)	(225)

Net loss	$(5,156,792)	$(682,798)

Net loss per share – basic and diluted	$(0.01)	$(0.00)

Weighted average shares outstanding – basic and diluted	446,370,021	383,038,334

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balances as of December 31, 2019	383,038,334	$11,491	$14,107,782	$(19,968,668)	$239	$(5,849,156)
Net loss	-	-	-	(682,798)	-	(682,798)

Balances as of March 31, 2020	383,038,334	$11,491	$14,107,782	$(20,651,466)	$239	$(6,531,954)

	Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balances as of December 31, 2020	383,038,334	$11,491	$14,427,782	(21,281,179)	$228	$(6,841,678)
Restricted shares issued for services	104,000,000	3,120	1,244,880	-	-	1,248,000
Shares issued for conversion of debt	46,296,296	1,389	554,167	-	-	555,556
Option issued for debt extinguishment	-	-	598,188	-	-	598,188
Option expense	-	-	262,285	-	-	262,285
Net loss	-	-	-	(5,156,792)	-	(5,156,792)

Balances as of March 31, 2021	533,334,630	$16,000	$17,087,302	$(26,437,971)	$228	$(9,334,441)

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Three Months Ended
	March 31,
	2021	2020

Cash flows from operating activities:
Net loss	$(5,156,792)	$(682,798)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	24,019	100,766
Loss on derivative liability	-	40,000
Stock based compensation	1,510,285	-
Warrant expense	1,819,054	-
(Gain) on forgiveness of SBA loan	(20,832)	-
Amortization of intangible assets	487,888	138,256
Loss on conversion of debt	305,556
Loss on debt extinguishment	730,378	-

Changes in operating assets and liabilities:
Accounts receivable	379,296	1,850,375
Accrued interest – related party	-	(1,280)
Accrued interest – third party	5,063	3,675
Other current assets	3,509	2,399
Accounts payable and accrued expenses	(393,320)	(1,242,569

Net cash provided (used) by operating activities	(305,896)	208,824

Cash used from investing activities:
Purchase of patents	(350,000)	-
Net cash used in investing activities	(350,000)

Cash used from financing activities:
Payment on loans – related party	(1,750,000)	-
Proceeds from third party loan	2,500,000	-
Repayment of purchase price of patents	(114,951)	(194,386)
Net cash provided by financing activities	635,049	(194,386)

Net increase (decrease) in cash and cash equivalents	(20,847)	14,438

Cash and cash equivalents at beginning of period	247,862	537,198

Cash and cash equivalents at end of period	$227,015	$551,636

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	225	225
Interest	-	117,780
Non-cash investing and financing activities
Shares issued for conversion of debt	250,000	-
Interest added to principal	1,387	-

See accompanying notes to unaudited consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2021

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

The Company is a Delaware corporation, incorporated on July 17, 1987 and has been engaged in the intellectual property monetization business since 2008.

As used herein, “we”, “us”, “our”, the “Company” refer to Quest Patent Research Corporation and its wholly and majority-owned and controlled operating subsidiaries unless the context indicates otherwise. All intellectual property acquisition, development, licensing and enforcement activities are conducted by the Company’s wholly and majority-owned and controlled operating subsidiaries.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2020. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Reclassifications have been made to conform with the current year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of March 31, 2021.

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
Audio Messaging Inc. (wholly owned)
Peregrin Licensing LLC (wholly owned)
Taasera Licensing LLC (wholly owned) (formed May 12, 2021)

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

Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 4 for information about our warrant liability.

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

Stock-based compensation

The Company recognizes stock-based compensation pursuant to ASC 718, “Compensation — Stock Compensation,” which prescribes accounting and reporting standards for all stock-based payment transactions in which employee services, and, since January 1, 2019, non-employee services, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee or non-employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $26,438,000 and negative working capital of approximately $10,560,000 as of March 31, 2021. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intellectual Ventures, Intelligent Partners, QPRC Finance LLC (“QFL”), the Company’s low stock price and the absence of a trading market in its common stock, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on its business raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s short-term and long-term debt at March 31, 2021 and December 31, 2020.

	March 31,	December 31,
	2021	2020
Short-term debt:
Loans payable – third party	$147,000	$147,000
QFL funding liability	2,500,000	-
Loan payable – related party	2,805,000	4,672,810
Purchase price of patents – current portion	1,385,049	1,500,000
Net short-term debt	6,837,049	6,319,810

Long-term liabilities:
Loans payable - SBA
Gross	$150,000	170,832
Accrued Interest	4,947	3,560
Net loans payable - SBA	154,947	174,392
Purchase price of patents
Gross	790,000	790,000
Unamortized discount	(107,774)	(131,793)
Net purchase price of patents – long-term	$682,226	$658,207

The loans payable – third party represents demand loans made by former officers and directors, who are unrelated third parties at March 31, 2021, and December 31, 2020, in the amount of $147,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also stockholders, but their stockholdings are not significant.

The QFL funding liability at March 31, 2021 represents the principal amount of the Company’s obligations to QPRC Finance LLC (“QFL”) pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 between the Company and QFL, as described below. The obligation to QFL has been classified as a current liability as of March 31, 2021.

On February 22, 2021, we entered into a series of agreements, all dated February 19, 2021,with QFL, a non-affiliated party, including the “Purchase Agreement, a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guarantee”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i)	Pursuant to the Purchase Agreement, QFL agreed to make available to the Company a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize; (b) up to $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners. In return the Company transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii)	The Company used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners pursuant to the Restructure Agreement executed contemporaneously with the closing of the Investment Documents. The payment was made directly from QFL to Intelligent Partners.

(iii)	Pursuant to the Security Agreement, the Company’s obligations under the Purchase Agreement with QFL are secured by: (a) the proceeds (as defined in the Purchase Agreement); (b) the patents (as defined in the Purchase Agreement; (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Subsidiary Guaranty, eight of the Company’s subsidiaries – Quest Licensing Corporation (“QLC”), Quest NetTech Corporation (“NetTech”), Mariner IC Inc. (“Mariner”), Semcon IP Inc. (“Semcon”), IC Kinetics Inc. (“IC”), CXT Systems Inc. (“CXT”), M-Red Inc. (“M-RED”), and Audio Messaging Inc.(“AMI”), collectively, the “Subsidiary Guarantors”) guaranteed the Company’s obligations to QFL under the Purchase Agreement.

(v)	Pursuant to the Subsidiary Security Agreement, the Subsidiary Guarantors granted QFL a security interest in the proceeds from the future monetization of their respective patent portfolios.

(vi)

Pursuant to the Warrant Issue Agreement, the Company granted QFL ten-year warrants to purchase a total of up to 96,246,246 shares of the Company’s common stock, at an exercise price of $0.0054 per share which may be exercised from the date of exercise through February 18, 2031 on a cash or cashless basis. Exercisability of the warrant is limited if, upon exercise, the holder or any of holder’s affiliates would beneficially own more than 4.99% (the “Maximum Percentage”) of the Company’s common stock, except that by written notice to the Company, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to the Company. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. See Notes 4 and 5 for information on the warrant issue and associated liability.

(vii)	The Company agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date. The Company regained such compliance on on May 7, 2021, at which time the common stock recommenced trading on the OTCQB.

(viii)	The Company granted QFL certain registration rights with respect to the 96,246,246 shares of common stock issuable upon exercise of the warrant. See Note 5 for information on the warrant issue.

(ix)	Pursuant to the Board Observation Rights Agreement, until the later of the date on which QFL or its affiliates (i) have received the entirety of their Investment Return (as defined in Purchase Agreement), and (ii) no longer hold any Securities (the “Observation Period”), the Company granted QFL the right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings (including, without limitation, telephonic or other electronic meetings) of the Board or any committee thereof, including executive sessions, in an observer capacity.

On February 26, 2021, the Company entered into an agreement with Peter K. Trzyna (“PKT”) pursuant to which PKT assigned to the Company all right, title, and interest in a portfolio of eight United States patents (the “Peregrin Portfolio”). Under the agreement, the Company paid PKT $350,000 at closing and agreed that upon the realization of gross proceeds, if any, the Company shall make a second installment payment or payments in the aggregate amount of $93,900 representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds from the Peregrin Portfolio. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any, from the Peregrin Portfolio. The Company requested and received a capital advance from QFL in the amount of $350,000 pursuant to the Purchase Agreement, which was used to make payment to PKT.

The Company requested and received an operating capital advance in the amount of $400,000 from QFL pursuant to the Purchase Agreement during the period ended March 31, 2021.

The loan payable – related party at March 31, 2021 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners, LLC (“Intelligent Partners”) of $2,805,000, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless, as more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2020. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as describe below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL has received its negotiated rate of return.

On or prior to the date of the Restructure Agreement, Intelligent Partners transferred to Fitton and Carper $250,000 of the notes (the “Transferred Note”), thereby reducing the principal amount of the notes held by Intelligent Partners to $4,422,810.

On February 22, 2021, the Company and Intelligent Partners agreed to extinguish the notes and Transferred Note, and terminate or amend and restate the SPA and Transaction Documents, pursuant to a series of agreements including: a Restructure Agreement (the “Restructure Agreement”), a Stock Purchase Agreement (the “Stock Purchase Agreement”), an Option Grant (the “Option Grant”), an Amended and Restated Pledge Agreement (the “Pledge Agreement”), an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), a Board Observation Agreement (the “Board Observation Agreement”), a MPA-NA Security Interest Agreement (the “MPA-NA Security Interest Agreement”), an Amended and Restated Patent Proceeds Security Agreement (the “Patent Proceeds Security Agreement”, an Amended and Restated MPA-CP (the “MPA-CP”), an Amended and Restated MPA-CXT (the “MPA-CXT”), a MPA-MR (the “MPA-MR”), a MPA-AMI (the “MPA-AMI,” and together with the MPA-CP, MPA-CXT and MPA-MR, each a Restructure MPA and together the Restructure MPAs) and a MPA-NA (the “MPA-NA”).

(i)	Pursuant to the Restructure Agreement, the Company paid Intelligent Partners $1,750,000 at closing, which the Company received from QFL and which QFL paid directly to Intelligent Partners, and recognized the TMPO, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the restructure agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. The TMPO has been classified as a current liability as of March 31, 2021.

(ii)	Pursuant to the Stock Purchase Agreement, the Company issued to Fitton and Carper, as holders of the Transferred Note, a total of 46,296,296 shares of common stock at a purchase price of $0.0054 per share, which purchase price was paid by the conversion and in full satisfaction of the Transferred Note (the “Conversion Shares”). For purposes of extinguishment, the issuance of the Conversion Shares in full satisfaction of the Transferred Note balance of $250,000 is included in the reacquisition price of the debt. The Company recognized a loss on debt conversion of $305,556 which is the difference between the agreed conversion price and the fair value of the Conversion Shares at the date of conversion. See Note 5 for information on the share issue.

(iii)	Pursuant to the Option Grant, we granted Intelligent Partners an option to purchase a total of 50,000,000 shares of common stock, with an exercise price of $0.0054 per share which vests immediately and may be exercised through September 30, 2025. The Company valued the option at approximately $598,000 using the Black-Scholes pricing model. The proceeds were allocated to the repurchase price of the debt extinguishment based on its fair value. See Note 5 for information on the option grant.

(iv)	Pursuant to the restructured monetization proceeds agreement, Intelligent Partners has a right to receive 60% of the net monetization proceeds from the patents currently owned by the Subsidiary Guarantors. The agreement has no termination provisions, so Intelligent Partners will be entitled to its percentage interest as long as revenue is generated from the intellectual property covered by the agreement.

(v)	Pursuant to the MPA-NA, until the TMPO has been paid in full, Intelligent Partners is entitled to receive 10% of the net proceeds realized from new assets acquired by the Company. If, in any calendar quarter, net proceeds realized exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. After satisfaction of the TMPO, the MPA-NA and Intelligent Partners’ interest in new asset proceeds shall terminate.

(vi)	The Company granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 50,000,000 shares currently owned by Fitton and Carper; (ii) the 46,296,296 Conversion Shares issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the option. See Note 5

(vii)	Pursuant to the Subsidiary Security Agreement, the Company’s obligations under its agreements with Intelligent Partners, including its obligations under the Restructure Agreement and the Restructure MPAs are secured by a security interest in the net proceeds realized from the future monetization of the patents currently owned by the eight subsidiaries named above.

(viii)	Pursuant to the MPA-NA-Security Interest Agreement, our obligations under the MPA-NA are secured by a security interest in net proceeds realized from the future monetization of new patents acquired until the TMPO is satisfied, provided Intelligent Partners’ secured interest shall be limited to its entitlement in Net Proceeds under the MPA-NA. After satisfaction of the TMPO the security interest in proceeds from new assets shall terminate.

(ix)	Pursuant to the Board Observation Rights Agreement, until the Total Monetization Proceeds Obligation has been satisfied (the “Observation Period”), we granted Intelligent Partners the option and right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings of the Board or any committee thereof, including executive sessions, in an observer capacity. Intelligent Partners has no right to appoint a director to the board.

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

The Company recognized a loss on extinguishment of the note of $730,378 reflected as follows:

Carrying amount as of the restructure date	$4,672,810
Less unamortized debt discount and issuance costs	-
Net carrying amount	4,672,810
Reacquisition Price
Cash payment via QFL	(1,750,000)
Conversion of transferred note	(250,000)
Fair value of option grant	(598,188)
TMPO undiscounted future cash flows	(2,805,000)
Loss on debt extinguishment	$(730,378)

Because of its ownership percentage, Intelligent Partners is treated as a related party.

The purchase price of patents – current portion at March 31, 2021 represents the current portion of minimum payments due under the agreements between:

●	CXT and Intellectual Ventures Assets 34, LLC and Intellectual Ventures 37, LLC (“IV 34/37”) pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed, pursuant to an amendment dated January 26, 2018, that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. As of March 31, 2021, $600,000 of the minimum future cumulative distributions were presented as short-term debt based on payment due date. As of March 31, 2021, cumulative distributions did not total $975,000 and CXT did not pay the difference to IV 34/37 within ten days. Non-payment which is not cured within 30 days after written notice from IV 34/37 would constitute an Acceleration Event under the agreement, following which, in addition to any other remedies available under the agreement, all outstanding minimum cumulative distributions would become due and payable within thirty days. As of the date of filing, no such written notice of non-payment has been given by IV 34/37. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

●	M-RED and Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which at closing M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as we generate revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108. On September 30, 2020 cumulative distributions to IV 113/108 totaled less than $450,000 and M-RED did not pay the difference to IV 113/108 within ten days. For the period ended March 31, 2021 the Company made payment in the amount of $114,951. Non-payment which is not cured within 30 days after written notice from IV 113/108 would constitute an Acceleration Event under the agreement, following which, in addition to any other remedies available under the agreement, all outstanding minimum cumulative distributions would become due and payable within thirty days. As of the date of filing, no such written notice of non-payment has been given by IV 113/108. As of March 31, 2021, approximately $785,000 and $600,000 of the minimum future cumulative distributions were presented as short-term and long-term debt, respectively, based on payment due dates. No affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

Long term liabilities

The loans payable-SBA at March 31, 2021 represents:

●	An unsecured loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $20,832, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, which was enacted March 27, 2020. The loan, which was taken down on April 23, 2020, matures on April 23, 2022 and bears interest at a rate of 0.98% per annum, with interest payable monthly commencing on November 23, 2020. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of March 31, 2021 the loan has been forgiven and the Company recorded a gain on loan forgiveness of $20,832.

●	A secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 14, 2021. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

The purchase price of patents at March 31, 2021 represents:

The non-current portion of minimum payments due under the agreement between M-RED and IV 113/108 described above.

The balance of the purchase price of the patents is reflected as follows:

	March 31, 2021	December 31, 2020
Current Liabilities:
Purchase price of patents, current portion	1,385,049	$1,500,000
Unamortized discount	-	-
Non-current liabilities:
Purchase price of patents, long term	790,000	$790,000
Unamortized discount	(107,774)	(131,793)
Total current and non-current	2,067,275	2,158,207
Effective interest rate of Amortization over 2 years	9.4-14.5%	9.4-14.5%

Because the non-current minimum payment obligations are due over a period of two years, the Company imputed interest of 10% per annum and the interest will be accreted up to the maturity date.

NOTE 4 – WARRANT LIABILITY

The Company granted 96,246,246 warrants to QFL (see Note 3) in connection with its funding agreement. The number of shares underlying the warrants is not fixed until the date of the initial exercise. As such, the warrant issued to QFL requires classification as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and is valued at its fair value as of the grant date and re-measured at the balance sheet date.

As of March 31, 2021, and February 22, 2021, the date of issuance of the warrant, the aggregate fair value of the outstanding warrant liability was approximately $1,819,054 and $1,154,905, respectively.

The Company estimated the fair value of the derivative liability using the Black-Scholes option pricing model using the following key assumptions as of March 31, 2021 and as of the grant date:

	As of
	March 31,	February 22,
	2021	2021
Volatility	421%	252%
Risk-free interest rate	1.37%	1.37%
Expected dividends	-	-%
Expected term	9.9	10

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2021 and the grant date:

	Fair Value Measurements as of
	March 31, 2021
	Level 1	Level 2	Level 3
Assets
None	-	-	-
Total assets	-	-	-
Liabilities
Option derivative liability	-	-	1,819,054
Total liabilities	$-	$-	$1,819,054

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of March 31, 2021
Fair value at grant date	$1,154,905
Change in fair value	664,149
Ending balance	$1,819,054

See Notes 3 and 5 for information on the warrant issuance.

NOTE 5 – STOCKHOLDERS’ EQUITY

Amendment to the 2017 Equity Incentive Plan

On February 19, 2021 the board of directors amended the 2017 Equity Incentive Plan (the “Plan”) increasing the shares the Company can issue under the Plan to 500,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives, the amendment to the Plan and the grants of awards pursuant to the Plan, to be effective upon the closing of the agreements with QFL.

Issuance of Common Stock and Options

Issuances to Intelligent Partners

On February 22, 2021, pursuant to the Restructure Agreement, Intelligent Partners and its controlling members agreed to extinguish the notes and Transferred Note, and terminate or amend and restate the SPA and Transaction Documents and the Company: (i) issued to Fitton and Carper, as holders of the Transferred Note, pursuant to the Stock Purchase Agreement a total of 46,296,296 shares of the Company’s common stock at a purchase price of $0.0054 per share, which purchase price was paid by the conversion and in full satisfaction of the Company’s obligation under the Transferred Note and included in the calculation of the repurchase price of the debt; and (ii) granted Intelligent Partners, pursuant to the Option Grant, an option to purchase a total of 50,000,000 shares of common stock, with an exercise price of $0.0054 per share which vested immediately and may be exercised through September 30, 2025. The Company valued the purchase option at approximately $598,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) option life of 5 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 50,000,000 shares currently owned by Fitton and Carper; (ii) the 46,296,296 Conversion Shares issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the option. Commencing six months from the closing date, if the shares owned by Fitton, Carper and Intelligent Partners cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to Intelligent Partners.

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

c.	10,000,000 shares at an exercise price of $0.05 per share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

The Company recorded professional fees in the amount of $240,000 as a result the restricted stock grants to Mr. Gates and Ms. Nicolson. The Company determined the fair value of the options as of the grant date to be approximately $720,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company determined that the first performance condition will be met and accrued the option expense of approximately $240,000 over the period from the grant date to achievement of the performance condition. The Company recognized option expense of approximately $120,000 for the three months ended March 31, 2021.

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

The Company recorded professional fees in the amount of $120,000 as a result the restricted stock grant to Mr. Toler. The Company determined the fair value of the options as of the grant date to be approximately $360,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company recognized option expense of approximately $22,300 for the three months ended March 31, 2021.

Compensatory Arrangements of Certain Officers

On February 22, 2021, the board of directors:

(i)	Granted restricted stock grants for services rendered and vesting in full upon grant, to:

a.	Jon C. Scahill – 49,000,000 shares

b.	Timothy J. Scahill – 10,000,000 shares

c.	Dr. William R. Carroll - 10,000,000 shares

(ii)	Granted Jon Scahill a ten-year option (the “Option”) to purchase 60,000,000 shares of Common Stock which become exercisable cumulatively as follows:

a.	20,000,000 shares at an exercise price of $0.01 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB.

b.	20,000,000 shares at an exercise price of $0.03 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

c.	20,000,000 shares at an exercise price of $0.05 per share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange

(iii)	Appointed Ryan T. Logue to the board of directors and granted Mr. Logue a restricted stock grant of 5,000,000 shares of common stock which vests upon his acceptance of his appointment as a director.

The Company recognized compensation expense of $888,000 in conjunction with issuance of common stock to officers and directors. The Company determined the fair value of the options to be approximately $720,000 as of the grant date using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company recognized option expense of approximately $120,000 for the three months ended March 31, 2021.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2020	-	-	-
Granted	200,000,000	0.02	8.65
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2021	200,000,000	0.02	8.55

Options exercisable at end of period	50,000,000	0.0054	4.5

The intrinsic value of the outstanding options as of March 31, 2021 is $1,120,000.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2020	-	-	-
Granted	96,246,246	0.0054	9.89
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2021	96,246,246	0.0054	9.89

The intrinsic value of the outstanding warrants as of March 31, 2021 is $1,299,324.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	March 31,	December 31,	amortization period
	2021	2020	(years)
Patents	$6,040,000	$5,690,000	4.45
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(713,073)	(713,073)
Subtotal	4,817,116	4,467,116
Less: accumulated amortization	(2,754,045)	(2,266,157)
Net value of intangible assets	$2,063,071	$2,200,959	3.96

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at March 31, 2021 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years;

●	patents acquired in July 2017 pursuant to an obligation to pay 50% of net revenues to IV 34/37 (see Note 3); the useful lives of the patents, at the date of acquisition, was 5-6 years;

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents acquired in March 2019 pursuant to an obligation to pay 50% of net revenues to IV 113/108 (see Note 3); the useful lives of the patents, at the date of acquisition, was approximately 9 years.

●	patents (which were fully amortized at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent or payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

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

The Company assesses intangible assets for any impairment to the carrying values. As of March 31, 2021, and December 31, 2020, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents comprised $487,888 and $648,395 for the three months ended March 31, 2021 and the year ended December 31, 2020, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
Remainder of 2021	$411,457
2022	495,742
2023	323,071
2024	306,776
2025 and thereafter	526,025
Total	$2,063,071

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

The Company incurred interest expense on the Company’s 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2020 of approximately $0 and $117,780 for the three months ended March 31, 2021 and 2020, respectively. See Notes 3 and 5 in connection with the extinguishment of the Company’s 10% notes issued to United Wireless and held by Intelligent Partners as the transferee of United Wireless.

See Note 8 with respect to the employment agreement with the Company’s president and chief executive officer.

During the three months ended March 31, 2021 and 2020, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. For the three months ended March 31, 2021 and 2020, the cost of these services was approximately $115 and $145, respectively.

During the three months ended March 31, 2021, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. In connection with the engagement, the Company recorded patent service costs of $0 for the three months ended March 31, 2021 and an outstanding liability of $407,000 reported in “accounts payable and accrued liabilities” in the consolidated balance sheets as of March 31, 2021 and December 31, 2020.

See Note 5 with respect to share based compensation to officers and directors.

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

Pension Benefits

Pursuant to the SEP IRA plan adopted by the Company in March 2020 the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2021 the percentage is set at 19%. The Company’s president and chief executive officer is the only participant and for the three months ended March 31, 2021 $14,500 was deposited into his SEP IRA account.

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

NOTE 9 – SUBSEQUENT EVENTS

On May 20, 2021, Taasera Licensing LLC, a wholly owned subsidiary, entered into an agreement with Taasera, Inc. to acquire all right, title, and interest in a portfolio of seven United States patents (the “Taasera Portfolio”) for $250,000, payable at the closing to be held within 30 days of execution.

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

The COVID-19 pandemic and the response to limit the spread of the infection may affect the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation. In addition, these factors may affect a law firms’ ability and willingness to provide us with legal services on a contingent or partial contingent. The possibility that a defendant may seek protection under the Bankruptcy Act may make it less likely that a financing source would finance the litigation or that a law firm would work on a contingency or modified contingency basis. Further, as the population of the United States becomes vaccinated and restrictions that had been imposed to address the pandemic are lifted, we cannot assure you that our revenue will increase as a result of the reduction of such restrictions, including courts being open for longer hours and for in person hearings.

Further, to the extent that holders of intellectual property rights see these factors impacting our ability to generate revenue from their intellectual property, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three months ended March 31, 2020 were from patent licensing fees, of which approximately 100% was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.  We did not generate revenue for the three months ended March 31, 2021.

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

On October 22, 2015, we, together with certain of our subsidiaries, and United Wireless, entered into a securities purchase agreement and related agreements, pursuant to which, among other actions, we issued our 10% secured convertible promissory notes due September 30, 2020 to United Wireless. The rights of United Wireless under the securities purchase agreement and the related notes were assigned to Intelligent Partners. The proceeds of the notes were used to purchase certain of our intellectual portfolios. At September 30, 2020, promissory notes in the aggregate principal amount of $4,672,810 were outstanding. The notes became due by their terms on September 30, 2020, and we did not have the resources to make, and we did not make, payments due on September 30, 2020. As a result of the possibility that Intelligent Partners could declare a default under the securities purchase agreement and the note, which would likely to result in our seeking protection under the Bankruptcy Act, we were not able to obtain any litigation financing and no litigation counsel would represent us on a contingency fee basis. Accordingly, we did not generate any revenue during the fourth quarter of 2020, and we devoted our efforts to negotiating a funding agreement with QFL and a restructure of our agreement with Intelligent Partners, which was required by QFL as a condition to entering into a funding agreement with us. As described below, closing of the restructure took well into the first quarter of 2021. Accordingly, we did not generate any revenue during the first quarter of 2021.

Agreements for QFL and Intelligent Partners

On February 22, 2021, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize; (b) up to $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners. Our obligations to QFL are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. We also granted QFL a ten-year warrant to purchase a total of up to 96,246,246 shares of our common stock, with an exercise price of $0.0054 per share which may be exercised from February 19, 2021 through February 18, 2031on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

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

On February 26, 2021, pursuant to an agreement with Peter K. Trzyna (“PKT”) whereby PKT assigned us all right, title, and interest in a portfolio of eight United States patents (the “Peregrin Portfolio”), we paid PKT $350,000 at closing and agreed that upon the realization of gross proceeds from the Peregrin Portfolio we shall make subsequent installment payment or payments in the aggregate amount of $93,900, which shall be due and payable to PKT from time to time as gross proceeds are realized, paid to PKT with reimbursement to third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

In March 2021 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against The Sherwin-Williams Company, Advance Auto Parts, Inc., Costco Wholesale Corporation, IKEA North America Services, LLC, and V.F. Corporation.

In March 2021, M-Red Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Mitsubishi Electric Corporation, Xiaomi Corporation et.al and Nintendo Co., Ltd. In April 2021, the case against Nintendo Co., Ltd. was dismissed without prejudice.

Results of Operations

Three months ended March 31, 2021 and 2020

We generated no revenues for the three months ended March 31, 2021, as compared with revenues of approximately $870,000 for the three months ended March 31, 2020. The failure to generate revenue resulted from our inability to engage counsel or secure financing for licensing programs on our intellectual property as a result of our default under the notes to Intelligent Partners. Our revenue, in the near future if not longer, is likely to be affected by factors relating to the COVID-19 pandemic as described under “Overview”. We generated revenue of approximately $870,000 for the three months ended March 31, 2020, from settlements of actions commenced in May 2018 on the Power Management/Bus Control Portfolio and May 2018, May 2019 and August 2019 on the CXT Portfolio. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. As discussed above, the timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Operating expenses for the three months ended March 31, 2021 increased by approximately $1,002,000, or 78%, compared to the three months ended March 31, 2020. Our principal operating expense for the three months ended March 31, 2021 was stock based compensation of approximately $1,510,000 to officers, directors and consultants. We did not incur stock-based compensation costs for the three months ended March 31, 2020. As discussed above, the timing and amount of revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights. Depending on the terms of the engagement with counsel, total fees payable across all our portfolio enforcement actions may exceed total settlement recoveries as of a specific date as the settlements do not occur simultaneously.

Other expense for the three months ended March 31, 2021 included an approximately $730,000 loss on the extinguishment of our obligation to Intelligent Partners, an approximately $306,000 loss on conversion of debt, warrant expense of approximately $1,819,000 and income of approximately $21,000 on the forgiveness of our Paycheck Protection Program loan from the SBA. We realized a loss of $40,000 on derivative liability in the comparable period of 2020, which related to our obligations under our agreements with United Wireless and Intellectual Partners as transferee of United Wireless. Other expense reflects interest expense of approximately $29,000 for the three months ended March 31, 2021 and approximately $221,000 for the three months ended March 31, 2020. The decrease in interest expense reflects the termination of accrued interest upon maturity on our note to Intelligent Partners.

During the period we incurred income tax expense of approximately $225 for the three months March 31, 2021 and 2020.

As a result of the foregoing, we realized net loss of approximately $5,157,000, or $0.01 per share (basic and diluted), for the three months ended March 31, 2021, compared to net loss of approximately $683,000, or $0.00 per share (basic and diluted), for the three months ended March 31, 2020.

Liquidity and Capital Resources

At March 31, 2020, we had current assets of approximately $883,000, and current liabilities of approximately $11,443,000. Our current liabilities include approximately $1,385,000 payable to Intellectual Ventures, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of $2,805,000 under the Restructure Agreement, which is only payable from money generated from the monetization of intellection property, funding liabilities of $2,500,000 payable to QFL, and loans payable of $147,000 and accrued interest of approximately $289,000 due to former directors and minority stockholders. As of March 31, 2021, we have an accumulated deficit of approximately $26,438,000 and a negative working capital of approximately $10,560,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third party funding in connection with any of our intellectual property portfolios. We have no credit facilities.

We cannot predict the success of any pending or future litigation. Typically, our agreements with the funding sources provide that the funding sources will participate in any recovery which is generated. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets.

As noted below, there is a substantial doubt about our ability to continue as a going concern.

Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, the saleability and recoverability of our products, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred no foreign income tax expenses for the three-months ended March 31, 2021 and 2020.

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

Going Concern

We have an accumulated deficit of approximately $26,438,000 and negative working capital of approximately $10,560,000 as of March 31, 2021. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures, QFL, Intelligent Partners, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions, together with the effect s of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on our business raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls were not effective as of March 31, 2021, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2020, management has determined that our internal control over financial reporting contains material weaknesses due to lack of segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. These problems continue to affect us as we only have on full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 24, 2021

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer