Form 10-Q
period 2021-09-30
QUEST PATENT RESEARCH CORP
filed 2021-11-15
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

or

☐ TRANSITION REPORT PU RSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 533,334,630 shares of common stock are issued and outstanding as of November 12, 2021.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2021	December 31, 2020
ASSETS
Current assets
Cash and cash equivalents	$213,880	$247,862
Accounts receivable, net of allowance for doubtful accounts of $66,000	667	1,032,886
Other current assets	15,531	5,934
Total current assets	230,078	1,286,682

Patents, net of accumulated amortization of $3,280,936 and $2,266,158, respectively	1,786,172	2,200,959
Total assets	$2,016,250	$3,487,641

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$112,295	$2,892,025
Loans payable	138,000	147,000
Purchase price of patents, net of unamortized discount of $57,252 and $0, respectively	1,927,797	1,500,000
Funding liability	3,150,000	-
Loan payable – related party	2,805,000	4,672,810
Warrant liability	1,934,550	-
Accrued interest	413,798	288,445
Total current liabilities	10,481,440	9,500,280

Non-current liabilities
Loan Payable – Small Business Association (SBA)	150,000	170,832
Purchase price of patents, net of unamortized discount of $0 and $131,793, respectively, net of current portion	190,000	658,207
Total liabilities	10,821,440	10,329,319

Stockholders’ deficit:
Preferred stock, par value $.00003 per share, authorized 10,000,000 shares, no shares issued and outstanding	-	-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares at September 30, 2021 and December 31, 2020; shares issued and outstanding 533,334,630 and 383,038,334 at September 30, 2021 and December 31, 2020, respectively	16,000	11,491
Additional paid-in capital	17,437,580	14,427,782
Accumulated deficit	(26,258,998)	(21,281,179)
Total Quest Patent Research Corporation deficit	(8,805,418)	(6,841,906)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(8,805,190)	(6,841,678)
Total liabilities and stockholders’ deficit	$2,016,250	$3,487,641

See accompanying notes to unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the		For the
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Revenues
Patent licensing fees	-	3,404,985	-	5,488,088
	-	3,404,985	-	5,488,088

Operating expenses
Cost of revenue
Litigation and licensing expenses	5,825	2,996,416	70,063	4,714,406
Selling, general and administrative expenses	363,402	301,853	3,482,360	1,213,151
Total operating expenses	369,227	3,298,269	3,552,423	5,927,557

Income (loss) from operations	(369,227)	106,716	(3,552,423)	(439,469)

Other Income (expense)
Other income	1,725,965	1,000	1,763,573	1,000
Warrant expense	-	-	(1,154,905)	-
Change in fair market value of warrant liability	(394,610)	175,000	(779,645)	275,000
Loss on conversion of debt	-	-	(305,556)	-
Loss on debt extinguishment	-	-	(730,378)	-
Interest expense	(90,509)	(233,101)	(216,667)	(776,137)
Total other income (expense)	1,240,846	(57,101)	(1,423,578)	(500,137)

Net income (loss) before income tax	871,619	49,615	(4,976,001)	(939,606)

Income tax	-	-	(1,806)	(65,363)

Net income (loss)	871,619	49,615	(4,977,807)	(1,004,969)
Net (income) loss attributable to non-controlling interest in subsidiaries	-	6	-	6
Net income (loss) attributable to Quest Patent Research Corporation	$871,619	$49,621	$(4,977,807)	$(1,004,963)

Income (loss) per share - basic	0.00	0.00	(0.01)	(0.00)
Income (loss) per share - diluted	$0.00	$0.00	$(0.01)	$(0.00)

Weighted average shares outstanding – basic	533,334,630	383,038,334	504,601,515	383,038,334
Weighted average shares outstanding – diluted	658,716,605	383,038,334	504,601,515	383,038,334

See accompanying notes to unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in		Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2020	383,038,334	$11,491	$14,107,782	$(19,968,668)	$239	$(5,849,156)
Net loss	-	-	-	(682,798)	-	(682,798)
Balance as of March 31, 2020	383,038,334	11,491	14,107,782	(20,651,466)	239	(6,531,954)
Net loss				(371,786)	-	(371,786)
Balance as of June 30, 2020	383,038,334	11,491	14,107,782	(21,023,252)	239	(6,903,740)
Resolution of derivative liability	-	-	320,000	-	-	320,000
Net income (loss)	-	-	-	49,621	(6)	49,615
Balances as of September 30, 2020	383,038,334	$11,491	$14,427,782	$(20,973,631)	$233	$(6,534,125)

	Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2021	383,038,334	$11,491	$14,427,782	$(21,281,179)	$228	$(6,841,678)
Restricted shares issued for services	104,000,000	3,120	1,244,880	-	-	1,248,000
Shares issued for conversion of debt	46,296,296	1,389	554,167	-	-	555,556
Option issued for debt extinguishment	-	-	598,188	-	-	598,188
Options granted for compensation	-	-	262,285	-	-	262,285
Net loss	-	-	-	(5,156,792)	-	(5,156,792)
Balances as of March 31, 2021	533,334,630	16,000	17,087,302	(26,437,971)	228	(9,334,441)
Option granted for compensation	-	-	294,830	-	-	294,830
Net loss	-	-	-	(692,634)	-	(692,634)
Balances as of June 30, 2021	533,334,630	16,000	17,382,132	(27,130,605)	228	(9,732,245)
Options granted for compensation	-	-	55,448	-	-	55,448
Net income	-	-	-	871,619	-	871,619
Balances as of September 30, 2021	533,334,630	$16,000	$17,437,580	$(26,258,998)	$228	$(8,805,190)

See accompanying notes to unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

	For the
	Nine Months Ended
	September 30,
	2021	2020
Cash flows from operating activities:
Net loss	$(4,977,807)	$(1,004,969)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	74,541	412,189
Change in fair market value of warrant liability	779,645	(275,000)
Stock based compensation	1,860,563	-
Warrant expense	1,154,905	-
Gain on settlement of accounts payable	(1,763,573)	-
Amortization of intangible assets	1,014,777	509,768
Loss on conversion of debt	305,556	-
Loss on debt extinguishment	730,378	-

Changes in operating assets and liabilities:
Accounts receivable	1,032,219	(292)
Accrued interest	142,128	12,267
Other current assets	(9,597)	7,533
Accounts payable and accrued expenses	(1,053,766)	(84,161)
Net cash used in operating activities	(710,031)	(422,665)

Cash flows from investing activities:
Purchase of patents	(600,000)	(95,000)
Net cash used in investing activities	(600,000)	(95,000)

Cash flows from financing activities:
Proceeds from sale of future revenue	-	95,000
Proceeds from SBA loans	-	171,732
Payments on loans – related party	(1,750,000)	-
Loan payable – third party	(9,000)	-
Proceeds from third party loan	3,150,000
Payment of purchase price of patents	(114,951)	(194,386)
Net cash provided by financing activities	1,276,049	72,346

Net decrease in cash and cash equivalents	(33,982)	(445,319)

Cash and cash equivalents at beginning of period	247,862	537,198

Cash and cash equivalents at end of period	$213,880	$91,879

Non-cash investing and financing activities
Shares issued for conversion of debt	$555,556	$-
Interest added to principal	$4,208	$-
Options granted for settlement of debt	$598,188	$-

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$-	$65,363
Interest	$-	$350,000

See accompanying notes to unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2021

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

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of September 30, 2021.

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
Audio Messaging Inc. (wholly owned) (“AMI”)
Peregrin Licensing LLC (wholly owned) (“PLL”)
Taasera Licensing LLC (wholly owned) (“TLL”)
Soundstreak Texas, LLC (wholly owned) (“STX”)
Multimodal Media LLC (wholly owned) (“MML”)

On August 6, 2021 the Company acquired all of the issued and outstanding equity interests of STX from Soundstreak, LLC for the a purchase price consisting of 50% of the net proceeds resulting from monetization of the STX patent portfolio which consist of three United States patents and one United States patent application.

Significant intercompany transaction and balances have been eliminated in consolidation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Income Tax

The Company incurred income tax expense of $0 and approximately $2,000 for the three and nine months ended September 30, 2021, respectively, and $0 and approximately $65,000 for the three and nine months ended September 30, 2020.

Inventor/Former Owner Royalties and Contingent Legal/Litigation Finance Expenses

In connection with the investment in certain patents and patent rights, certain of the Company’s operating subsidiaries may execute agreements which grant to the inventors and/or former owners of the respective patents or patent rights, the right to receive a percentage of future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.

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

Patent Licensing Fees

Revenue is recognized upon transfer of control of bundled intellectual property rights and other contractual performance obligations to licensees in an amount that reflects the consideration the Company expects to receive in exchange for those intellectual property rights. Revenue contracts that provide promises to grant “the right” to use intellectual property rights as they exist at the point in time at which the intellectual property rights are granted, are accounted for as performance obligations satisfied at a point in time and revenue is recognized at the point in time that the applicable performance obligations are satisfied and all other revenue recognition criteria have been met.

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company’s operating subsidiaries as part of the settlement of litigation commenced by the Company’s subsidiaries. Intellectual property rights granted included the following, as applicable: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual intellectual property rights are not accounted for as separate performance obligations, as (a) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised intellectual property rights are inputs and (b) the Company’s promise to transfer each individual intellectual property right described above to the customer is not separately identifiable from other promises to transfer intellectual property rights in the contract.

Since the promised intellectual property rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company’s subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e. transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30 to 90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. The Company does not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

Licensed Sales

In prior periods the Company’s revenue included sales-based revenue contracts pursuant to purchase orders. There was no sales-based revenue in 2021 or 2020. There is only one distinct performance obligation in each purchase order, transfer of the promised good to the customer, and the customer can benefit from the good together with other resources readily available to the customer. For licensed sales, the transaction price is allocated to the performance obligation on a relative standalone selling price basis per the purchase order, and the Company includes in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are generally based on historical levels of activity, if available. Notwithstanding, revenue is recognized for a licensed sale when the performance obligation has been satisfied – transfer of the good to the customer. The purchase order generally provides for payment of contractual amounts within 30 days of transfer of the goods to the customer, therefore there is no significant financing component or consideration payable to the customer in these transactions.

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

Business Acquisitions

The acquisition of STX was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 provides, among other things, that asset acquisitions be accounted for using a cost accumulation and allocation model under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed. The initial estimated cost of the acquisition is $0, subject to adjustment. ASC 805 establishes a measurement period to provide the Company with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date. See Note 9 with regarding the STX acquisition.

Gain from Cancelation of Indebtedness

The Company recognized a gain from the reduction of liability for legal services resulting from the settlement of the Company’s recorded obligation for unpaid legal services. See Note 3.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing earnings (losses) allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of dilutive earnings per share for the nine months ended September 30, 2021 and 2020 since the effect would be antidilutive.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $26,259,000 and negative working capital of approximately $10,251,000 as of September 30, 2021. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intellectual Ventures, Intelligent Partners, QPRC Finance LLC (“QFL”), the Company’s low stock price and the absence of an active trading market in its common stock, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on its business raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT AND LONG-TERM LIABILITIES

On July 23, 2021, the Company paid $1,150,000 in full satisfaction of the disputed and unpaid legal services performed by the Company’s former legal counsel for services relating to the monetization of the Company’s intellectual property rights. The Company recognized a gain on settlement of accounts payable of approximately $1,726,000 in conjunction with the resolution of the dispute. The Company’s obligation to its former counsel is included under Accounts payable and accrued liabilities on the Company’s December 31, 2020 balance sheet.

The following table shows the Company’s short-term and long-term debt at September 30, 2021 and December 31, 2020.

	September 30,	December 31,
	2021	2020
Short-term debt:
Loans payable	$138,000	$147,000
Funding liability	3,150,000	-
Loan payable – related party	2,805,000	4,672,810
Purchase price of patents – current portion	1,985,049	1,500,000
Unamortized discount	(57,252)	-
Net short-term debt	$8,020,797	$6,319,810

Long-term liabilities:
Loans payable - SBA
Gross	$150,000	$170,832
Net loans payable - SBA	150,000	170,832
Purchase price of patents
Gross	190,000	790,000
Unamortized discount	-	(131,793)
Net purchase price of patents – long-term	$190,000	$658,207

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are unrelated third parties at September 30, 2021, and December 31, 2020, in the amount of $138,000 and 147,000, respectively. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also minority stockholders, but their stockholdings are not significant.

Funding Liability

The funding liability at September 30, 2021 represents the principal amount of the Company’s obligations to QFL, a non-affiliated party, pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 between the Company and QFL, as described below. The obligation to QFL is classified as a current liability as of September 30, 2021.

On February 22, 2021, the Company entered into a series of agreements, all dated February 19, 2021,with QFL, including a Prepaid Forward Purchase Agreement (the “Purchase Agreement), a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guarantee”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

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

On May 20, 2021, Taasera Licensing LLC, a wholly owned subsidiary, entered into an agreement with Taasera, Inc. to acquire all right, title, and interest in a portfolio of seven United States patents (the “Taasera Portfolio”) for $250,000. The Company requested and received a capital advance from QFL in the amount of $250,000 pursuant to the Purchase Agreement, which was used to make payment to Taasera, Inc.

The Company requested and received operating capital advances in the amount of $800,000 from QFL pursuant to the Purchase Agreement during the nine months ended September 30, 2021.

Loan Payable Related Party

The loan payable – related party at September 30, 2021 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners, LLC (“Intelligent Partners”) of $2,805,000, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless, as more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2020. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing monetization proceeds agreements (“MPAs”) and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as describe below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL has received its negotiated rate of return.

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

(i)	Pursuant to the Restructure Agreement, the Company paid Intelligent Partners $1,750,000 at closing, which the Company received from QFL and which QFL paid directly to Intelligent Partners, and recognized the TMPO, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the restructure agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. The TMPO has been classified as a current liability as of September 30, 2021.

(ii)	Pursuant to the Stock Purchase Agreement, the Company issued to Fitton and Carper, as holders of the Transferred Note, a total of 46,296,296 shares of common stock at a purchase price of $0.0054 per share, which purchase price was paid by the conversion and in full satisfaction of the Transferred Note (the “Conversion Shares”). For purposes of extinguishment, the issuance of the Conversion Shares in full satisfaction of the Transferred Note balance of $250,000 is included in the reacquisition price of the debt. The Company recognized a loss on debt conversion of $305,556 which is the difference between the agreed conversion price and the fair value of the Conversion Shares at the date of conversion. See Note 5 for information on the share issue.

(iii)	Pursuant to the Option Grant, we granted Intelligent Partners an option to purchase a total of 50,000,000 shares of common stock, with an exercise price of $0.0054 per share which vests immediately and may be exercised through September 30, 2025. The Company valued the option at approximately $598,000 using the Black-Scholes pricing model. The proceeds were allocated to the repurchase price of the debt extinguishment based on its fair value. See Note 5 for information on the option grant.

(iv)	Pursuant to the restructured monetization proceeds agreement, Intelligent Partners has a right to receive 60% of the net monetization proceeds from the patents currently owned by the Subsidiary Guarantors. The agreement has no termination provisions, so Intelligent Partners will be entitled to its percentage interest as long as revenue is generated from the intellectual property covered by the agreement.

(v)	Pursuant to the MPA-NA, until the TMPO has been paid in full, Intelligent Partners is entitled to receive 10% of the net proceeds realized from new assets acquired by the Company. If, in any calendar quarter, net proceeds realized exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. After satisfaction of the TMPO, the MPA-NA and Intelligent Partners’ interest in new asset proceeds shall terminate.

(vi)	The Company granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 50,000,000 shares currently owned by Fitton and Carper; (ii) the 46,296,296 Conversion Shares issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the option. See Note 5

(vii)	Pursuant to the Subsidiary Security Agreement, the Company’s obligations under its agreements with Intelligent Partners, including its obligations under the Restructure Agreement and the Restructure MPAs are secured by a security interest in the net proceeds realized from the future monetization of the patents currently owned by the eight subsidiaries named above.

(viii)	Pursuant to the MPA-NA-Security Interest Agreement, our obligations under the MPA-NA are secured by a security interest in net proceeds realized from the future monetization of new patents acquired until the TMPO is satisfied, provided Intelligent Partners’ secured interest shall be limited to its entitlement in Net Proceeds under the MPA-NA. After satisfaction of the TMPO the security interest in proceeds from new assets shall terminate.

(ix)	Pursuant to the Board Observation Rights Agreement, until the Total Monetization Proceeds Obligation has been satisfied (the “Observation Period”), we granted Intelligent Partners the option and right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings of the Board or any committee thereof, including executive sessions, in an observer capacity. Intelligent Partners has no right to appoint a director to the board.

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

Purchase Price of Patents

The purchase price of patents – current portion at September 30, 2021 represents the current portion of minimum payments due under the agreements between:

●	CXT and Intellectual Ventures Assets 34, LLC and Intellectual Ventures 37, LLC (“IV 34/37”) pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed, pursuant to an amendment dated January 26, 2018, that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. As of September 30, 2021, cumulative distributions totaling $375,000 had been made and CXT did not pay the $600,000 difference to IV 34/37 within ten days. As a result, the remaining $600,000 of the minimum future cumulative distributions due were presented as short-term debt based on payment due date. Non-payment which is not cured within 30 days after written notice from IV 34/37 would constitute an Acceleration Event under the agreement, following which, in addition to any other remedies available under the agreement, all outstanding minimum cumulative distributions would become due and payable within thirty days. As of the date of filing, no such written notice of non-payment has been given by IV 34/37. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

●	M-RED and Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which at closing M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as we generate revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108. On September 30, 2021 cumulative distributions to IV 113/108 totaled less than $975,000 and M-RED did not pay the difference to IV 113/108 within ten days. During the nine months ended September 30, 2021, the Company made a payment in the amount of $114,951. Non-payment which is not cured within 30 days after written notice from IV 113/108 would constitute an Acceleration Event under the agreement, following which, in addition to any other remedies available under the agreement, all outstanding minimum cumulative distributions would become due and payable within thirty days. As of the date of filing, no such written notice of non-payment has been given by IV 113/108. As of September 30, 2021, approximately $1,385,000 of the minimum future cumulative distributions are presented as short-term debt based on payment due dates. No affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

The purchase price of patents at September 30, 2021 represents:

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

The balance of the purchase price of the patents is reflected as follows:

	September 30, 2021	December 31, 2020
Current Liabilities:
Purchase price of patents, current portion	$1,985,049	$1,500,000
Unamortized discount	(57,252)	-
Non-current liabilities:
Purchase price of patents, long term	190,000	790,000
Unamortized discount	-	(131,793)
Total current and non-current	$2,117,797	$2,158,207
Effective interest rate of Amortization over 2 years	9.4-14.5%	9.4-14.5%

Because the non-current minimum payment obligations are due over a period of two years, the Company imputed interest of 10% per annum and the interest will be accreted up to the maturity date.

Loans Payable – SBA

The loans payable-SBA at September 30, 2021 represents:

●	An unsecured loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $20,832, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, which was enacted March 27, 2020. The loan, which was taken down on April 23, 2020, matures on April 23, 2022 and bears interest at a rate of 0.98% per annum, with interest payable monthly commencing on November 23, 2020. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of September 30, 2021 the loan has been forgiven and the Company recorded a gain on loan forgiveness of $20,832.

●	A secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

NOTE 4 – WARRANT LIABILITY

The Company issued warrants to purchase 96,246,246 shares of common stock to QFL (see Note 3) in connection with its funding agreement. If on the date of initial exercise the aggregate number of warrant shares purchasable upon exercise of the warrant would yield less than an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), then the number of warrant shares shall be increased to an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), the number of shares underlying the warrants is not fixed until the date of the initial exercise. As such, the warrant issued to QFL requires classification as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and is valued at its fair value as of the grant date and re-measured at the balance sheet date.

As of September 30, 2021, and February 22, 2021, the date of issuance of the warrant, the aggregate fair value of the outstanding warrant liability was $1,934,550 and $1,154,905, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of September 30, 2021 and as of the grant date:

	As of
	September 30,	February 22,
	2021	2021
Volatility	397%	252%
Exercise price	0.0054	0.0054
Risk-free interest rate	1.37%	1.37%
Expected dividends	-	-%
Expected term	9.4	10

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2021 and the grant date:

	Fair Value Measurements as of
	September 30, 2021
	Level 1	Level 2	Level 3
Assets
None	-	-	-
Total assets	-	-	-
Liabilities
Warrant derivative liability	-	-	1,934,550
Total liabilities	$-	$-	$1,934,550

The following table sets forth a reconciliation of changes in the fair value of derivative liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of September 30, 2021
Fair value at grant date	$1,154,905
Change in fair value	779,645
Ending balance	$1,934,550

See Notes 3 and 5 for information on the warrant issuance.

NOTE 5 – STOCKHOLDERS’ EQUITY

Amendment to the 2017 Equity Incentive Plan

On February 19, 2021 the board of directors amended the 2017 Equity Incentive Plan (the “Plan”) increasing the shares the Company can issue under the Plan to 500,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives, the amendment to the Plan and the grants of awards pursuant to the Plan, became effective upon the closing of the agreements with QFL.

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

The Company recorded professional fees in the amount of $240,000 as a result the restricted stock grants to Mr. Gates and Ms. Nicolson. The Company determined the fair value of the options as of the grant date to be approximately $720,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company met the first performance condition and accrued the option expense of approximately $240,000 over the period from the grant date to achievement of the performance condition. The Company recognized option expense of approximately $0 and approximately $240,000 for the three and nine months ended September 30, 2021, respectively.

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

The Company recorded professional fees in the amount of $120,000 as a result the restricted stock grant to Mr. Toler. The Company determined the fair value of the options as of the grant date to be approximately $360,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company recognized option expense of approximately $55,000 and approximately $134,000 for the three and nine months ended September 30, 2021, respectively.

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

The Company recognized compensation expense of $888,000 in conjunction with issuance of common stock to officers and directors. The Company determined the fair value of the options to be approximately $720,000 as of the grant date using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company recognized option expense of approximately $0 and approximately $240,000 for the three and nine months ended September 30, 2021.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted-Average Exercise Price ($)	Weighted-Average Grant Date Fair Value ($)	Weighted-Average Remaining Contractual Life (years)
Balances - December 31, 2020	-	$-	$-	-
Granted	200,000,000	0.02	0.012	8.65
Exercised	-	-	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-
Balance - September 30, 2021	200,000,000	$0.02	$-	8.05

Options exercisable at end of period	100,000,000	$0.0074	0.0096	6.40

The intrinsic value of the outstanding options as of September 30, 2021 is $1,230,000.

As of September 30, 2021, there was approximately $1,187,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of 7.7 years.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2020	-	-	-
Granted	96,246,246	0.0054	9.89
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - September 30, 2021	96,246,246	0.0054	9.39

The intrinsic value of the outstanding warrants as of September 30, 2021 is $1,405,195.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

	September 30, 2021	December 31, 2020	Weighted average amortization period (years)
Intangible assets (patents)	$6,290,000	$5,690,000	4.45
Less: net monetization obligations	(509,811)	(509,811)
Imputed interest	(713,073)	(713,073)
Subtotal	5,067,116	4,467,116
Less: accumulated amortization	(3,280,936)	(2,266,157)
Net value of intangible assets	$1,786,172	$2,220,959	3.36

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at September 30, 2021 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years;

●	patents acquired in July 2017 pursuant to an obligation to distribute 50% of net revenues to IV 34/37, against which $25,000 was advanced at closing and provided that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions of 50% of net revenues to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36; the useful lives of the patents, at the date of acquisition, was 5-6 years;

●	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71 against which CXT advanced $10,000 at closing;

●	patents acquired in January 2018 by PIS from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000, against which PIS advanced $10,000 at closing; and

●	patents acquired in March 2019 by M-Red from Intellectual Ventures Assets 113 LLC and Intellectual Ventures 108 LLC (“IV 113/108”) pursuant to which M-Red is obligated to distribute 50% of net revenues to IV 113/108, against which $75,000 was advanced at closing and provided that in the event that, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions of 50% of net revenues to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-Red shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108; the useful lives of the patents, at the date of acquisition, was approximately nine years; and

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent or payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2021 for a purchase price of $250,000.

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

The Company assesses intangible assets for any impairment to the carrying values. As of September 30, 2021, and December 31, 2020, management concluded that there was no impairment to the acquired assets.

Amortization expense for patents comprised approximately $139,000 and approximately $1,015,000 for the three and nine months ended September 30, 2021, respectively, and approximately $138,000 and approximately $510,000 for the three and nine months ended September 30, 2020, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
Remainder of 2021	$134,568
2022	495,742
2023	323,071
2024	306,776
2025 and thereafter	526,025
Total	$1,786,172

At December 31, 2020, the Company had debt due to Intelligent Partners pursuant to the securities purchase agreement dated October 22, 2015 between the Company and United Wireless, more fully described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and the Company was to pay 15% of the net monetization proceeds from the patents acquired in October 2015 to Intelligent Partners, as transferee of United Wireless. See the caption “Loan Payable Related Party” in Note 3 in connection with the extinguishment and restructuring of the Company’s obligations to Intelligent Partners.

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company which was needed to support its daily operations. The Company discloses all related party transactions.

In prior periods, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015 more fully described in the Company’s annual report on Form 10-K for the year ended December 31, 2020. The notes were extinguished in February 2021 and the Company did not incur interest expense on the notes during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, the Company paid approximately $117,000 and $350,000 in interest, respectively. See Notes 3 and 5 in connection with the extinguishment of the Company’s 10% notes issued to United Wireless and held by Intelligent Partners as the transferee of United Wireless.

See Note 8 with respect to the employment agreement with the Company’s president and chief executive officer.

During the three and nine months ended September 30, 2021 and 2020, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of such services was approximately $90 and $320 for the three and nine months ended September 30, 2021, respectively, and approximately $115 and $320 for the three and nine months ended September 30, 2020, respectively.

During the three and nine months ended September 30, 2021, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. In connection with the engagement, the Company recorded patent service costs of $0 for the three and nine months ended September 30, 2021. An accrued liability of approximately $407,000 is reported in “accounts payable and accrued liabilities” in the consolidated balance sheets as of December 31, 2020. The accrued liability was resolved as part of a resolution with the firm at which the father-in-law of the chief executive was formerly a partner. See Note 3 with respect to the resolution of the dispute with the prior firm. Because the father-in-law’s interest in the prior firm was less than 10%, the prior firm was not considered a related party in prior periods.

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

Pension Benefits

Pursuant to the SEP IRA plan adopted by the Company in March 2020 the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2021 the percentage is set at 19%. The Company’s president and chief executive officer is the only participant and for the nine months ended September 30, 2021, $29,000 was deposited into his SEP IRA account.

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

NOTE 9 – NET INCOME (LOSS) PER SHARE

The following table presents the calculation of the Company’s basic and diluted loss per share for the three months ended September 30, 2021 and 2020:

	For the Three Months Ended September 30, 2021
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share
Income available to common stockholders	$871,619	533,334,630	$0.00

Diluted earnings per share
Income attributable to common stockholders	$871,619		$0.00
Dilutive securities: Incremental shares from outstanding stock options and warrants	-	125,381,975
Income attributable to common stockholders and assumed exercise of vested stock options and warrants	$871,619	658,716,605	$0.00

	For the Three Months Ended September 30, 2020
	Income (Numerator)	Shares (Denominator)	Per-Share Amount
Basic earnings per share
Income available to common stockholders	$49,621	383,038,334	$0.00

Diluted earnings per share
Income attributable to common stockholders	$49,621		$0.00
Dilutive securities: Incremental shares from outstanding stock options and warrants	-	-
Income attributable to common stockholders and assumed exercise of vested stock options and warrants	$49,621	383,038,334	$0.00

For the three months ended September 30, 2021 and 2020, outstanding options to purchase 150,000,000 and 50,000,000 shares, respectively, were excluded from the computation of diluted earnings per share as the exercise price of those options did not exceed the average share price for the period and the effect would be antidilutive.

The effect of outstanding options and warrants was not included in the computation of diluted loss per share for the nine months ended September 30, 2020 because the effect would be antidilutive.

NOTE 10 – BUSINESS COMBINATIONS

On August 6, 2021 the Company acquired all of the issued and outstanding equity interests of STX from Soundstreak, LLC in exchange for an obligation to coordinate and launch a structured licensing program around the STX patent portfolio which consists of three United States patents and one United States patent application. Soundstreak LLC is entitled to 50% of the net proceeds, as defined in the agreement, if any, resulting from monetization of the STX patent portfolio.

The acquisition was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 provides, among other things, that asset acquisitions be accounted for using a cost accumulation and allocation model under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed. The initial estimated cost of the acquisition is $0, subject to adjustment. ASC 805 establishes a measurement period to provide us with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

NOTE 11 – SUBSEQUENT EVENTS

On October 15, 2021, the Company’s wholly owned subsidiary, Multimodal Media LLC (“MML”) acquired all right, title, and interest in a portfolio of nine United States patents (the “MML Portfolio”) for a purchase price of $550,000 pursuant to an agreement with Aawaaz Inc. (“AI”), pursuant to which MML retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any. The Company requested and received a capital advance from QFL in the amount of $550,000 pursuant to the Purchase Agreement, which was used to make payment to AI.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage fourteen intellectual property portfolios, which principally consist of patent rights. Our fourteen intellectual property portfolios include six portfolios which we acquired from Intellectual Ventures Assets 16, LLC (“Intellectual Ventures”) and seven of its affiliates. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property granted as part of the settlement of patent infringement lawsuits.

Our business, like all businesses at the present time, are affected by the COVID-19 pandemic and the steps taken by states to seek to reduce the spread of the virus. Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown has affected the court system, with courts operating on a reduced schedule during a significant part of 2020 and the first half of 2021.. As a result, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. Although we believe that the courts are currently operating a closer to their pre-pandemic level, we believe that the effects of the reduced activity and the relatively lower priority of patent litigation is continuing to effect our business. In addition, the effect of the COVID-19 and the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim. Further, supply chain issues as well as the increased level of inflation may affect the financial health of potential defendant and make them less likely to enter into a settlement with us. A number of defendants and potential defendants have filed to take advantage of the Bankruptcy Act or have announced that they may consider such action. If any defendant filed for protection under the Bankruptcy Act, any action against these defendants would be stayed and we may not be able to obtain a judgment or recover on any judgment.

The COVID-19 pandemic and the response to limit the spread of the infection may affect the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation as well as inflationary concerns and supply chain issues that our financing sources perceive may affect potential defendants which may also affect their willingness to provide financing for us. In addition, these factors may affect a law firms’ ability and willingness to provide us with legal services on a contingent or partial contingent fee basis. The possibility that a defendant may seek protection under the Bankruptcy Act may make it less likely that a financing source would finance the litigation or that a law firm would work on a contingency or modified contingency fee basis. Further, as the population of the United States becomes vaccinated and restrictions that had been imposed to address the pandemic are lifted, we cannot assure you that our revenue will increase as a result of the reduction of such restrictions, including courts being open for longer hours and for in person hearings or that the restrictions would be reimposed as a result of low vaccination rates and variants such as the delta variant.

Primarily as a result of these factors, we did not generate any revenue for the three and nine month period ended September 30, 2021. On July 23, 2021, we paid $1,150,000 in full satisfaction of the disputed and unpaid legal services performed our former legal counsel for services relating to the monetization of our intellectual property rights, which resulted in a gain from settlement of accounts payable of $1,763,573, which is included in other income. But for the gain recognized on this settlement, we would have had a significant loss for the three months ended September 30, 2021.

Further, to the extent that holders of intellectual property rights see these factors impacting our ability to generate revenue from their intellectual property, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three and nine months ended June 30, 2021 were from patent licensing fees, substantially all of which was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel. We did not generate revenue for the three and nine months ended September 30, 2021.

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

On February 26, 2021, pursuant to an agreement with Peter K. Trzyna (“PKT”) whereby PKT assigned us all right, title, and interest in a portfolio of eight United States patents (the “Peregrin Portfolio”), we paid PKT $350,000 at closing and agreed that upon the realization of gross proceeds from the Peregrin Portfolio we shall make subsequent installment payment or payments in the aggregate amount of $93,900. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any. On March 15, 2021, we assigned the Peregrin Portfolio to our wholly owned subsidiary, Peregrin Licensing LLC (“PLL”). In July 2021, PLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Bank of America Corporation, Discover Financial Services, U.S. Bank N.A. and Wells Fargo & Co. As of the date of filing, all actions have been dismissed.

In March 2021 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against The Sherwin-Williams Company, Advance Auto Parts, Inc., Costco Wholesale Corporation, IKEA North America Services, LLC, and V.F. Corporation. In July 2021, HCL Technologies Limited (“HCL”), as the world’ supplier of WebSphere Commerce products and citing CXT’s patent infringement suits against users of HCL’s WebSphere Commerce products, brought an action in the United States District Court for the Eastern District of Texas seeking a declaratory judgment that HCL’s WebSphere Commerce products do not infringe CXT’s patents and that CXT’s patents are invalid. As of September 30, 2021, all actions were stayed pending settlement.

In March 2021, M-Red Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Mitsubishi Electric Corporation, Xiaomi Corporation et.al and Nintendo Co., Ltd. In April 2021, the case against Nintendo Co., Ltd. was dismissed without prejudice. In August 2021, M-Red Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against OnePlus Technology (Shenzhen) Co., Ltd. In September 2021, the case against Mitsubishi Electric Corporation was stayed pending settlement and M-Red Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against ASRock Inc., Biostar Microtech International Corp., Giga-Byte Technology Co., Ltd. and Micro-Star International Co. Ltd.

On June 23, 2021, pursuant to an agreement with Taasera, Inc. whereby Taasera, Inc. assigned to our wholly-owned subsidiary, Taasera Licensing LLC, all right, title, and interest in a portfolio of seven United States patents (the “Taasera Portfolio”), we paid Taasera, Inc. $250,000 at closing.

On August 6, 2021 we acquired all of the issued and outstanding equity interests of STX from Soundstreak, LLC for the a purchase price consisting of 50% of the net proceeds resulting from monetization of the STX patent portfolio which consists of three issued United States patents and one pending patent application. In August 2021, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Yamaha Corporation and Steinberg Media Technologies GMBH. In September 2021, STX brought patent infringement suits in the U.S. District for the Eastern District of Texas against Sony Group Corporation, Panasonic Corporation, Olympus Corporation and Nikon Corporation.

On October 8, 2021, AMI brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation, Guangdong OPPO Mobile Telecommunications Corp., Ltd. and Beijing Xiaomi Software Co., Ltd.

Results of Operations

Three and nine months ended September 30, 2021 and 2020

We generated no revenues for the three and nine months ended September 30, 2021, as compared to revenues for the three months ended September 30, 2020 of approximately $3,405,000, and revenues for the nine months ended September 30, 2020 of approximately $5,488,000. Substantially all of the collections relating to this revenue was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel. The failure to generate revenue resulted from our inability to engage counsel or secure financing for licensing programs on our intellectual property as a result of our default under the notes to Intelligent Partners. Our revenue, in the near future if not longer, is likely to be affected by factors relating to the COVID-19 pandemic as described under “Overview,” as well as factors that affect the financial health of potential defendants from factors such as inflation and supply chain issues. Our revenue for the three and nine months ended September 30, 2020 was generated from settlements in the CXT, M-RED and NetTech portfolio actions. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. As discussed above, the timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our past and current funding sources, or to inventors/former patent owners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Operating expenses for the three months ended September 30, 2021 decreased by approximately $2,929,000, or 89%, compared to the three months ended September 30, 2020. Operating expenses for the nine months ended September 30, 2021 decreased by approximately $2,375,000, or 67%, compared to the nine months ended September 30, 2020. Our principal operating expense for the three and nine months ended September 30, 2021 was amortization expense of approximately $139,000 and stock based compensation expense of approximately $1,861,000, respectively. Our principal operating expense for both the three and nine months ended September 30, 2020 was litigation and licensing expenses of approximately $2,996,000 and $4,714,000, respectively, which represent fees payable to attorneys, third-party funding sources and inventors/former patent owners associated with the CXT, M-RED and NetTech portfolio settlements and are reflected as cost of revenues. These fees became payable as a result of settlement agreements. The total settlement recovery is included in revenue and the associated costs are treated as cost of revenue. When the settlement funds are disbursed we receive the net amount due us after deducting the associated settlement costs. As discussed above, the timing and amount of revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights. Depending on the terms of the engagement with counsel, total fees payable across all our portfolio enforcement actions may exceed total settlement recoveries as of a specific date as the settlements do not occur simultaneously.

Because of the nature of the warrants that we issued to QFL, these warrants are treated as a liability. At the end of each fiscal period, the amount of the liability is determined. See Note 4. Other income (expense) for the three and nine months ended September 30, 2021 included a decrease in the fair value of the warrant liability of approximately $395,000 and approximately $780,000, respectively. For the three and nine months ended September 30, 2020, we incurred a decrease in the fair market value of warrant liability associated with the options granted pursuant to our agreement with Intelligent Partners of $175,000 and $275,000, respectively. Other income also reflects a gain on settlement of accounts payable of approximately $1,726,000 and $1,764,000 for the three and nine months ended September 30, 2021 which represents the gain on resolution of the disputed and unpaid legal services performed our former legal counsel for services relating to the monetization of our intellectual property rights. Other income also reflects interest expense of approximately $91,000 and $217,000 for the three and nine months ended September 30, 2021 which reflects the accrued interest payable on the principal amount of QFL facility. Interest expense for the three and nine months ended September 30, 2020 was $322,000 and $543,000 which reflects the interest accrued on our note to Intelligent Partners.

We incurred income tax expense of approximately $0 and $2,000 for the three and nine months ended September 30, 2021, respectively, compared to approximately $0 and $65,000 for the three and nine months ended September 30, 2020. The decrease in income tax expense primarily reflect foreign income taxes related to foreign source patent licensing fees. We did not incur foreign income tax expenses in the three and nine months ended September 30, 2021.

As a result of the foregoing, we realized net profit of approximately $872,000, or $0.00 per share (basic and diluted) and a net loss of approximately $4,978,000, or $0.01 per share (basic and diluted), for the three and nine months ended September 30, 2021, respectively, compared to net profit of approximately $50,000, or $0.00 per share (basic and diluted), and a net loss of approximately $1,005,000, or $0.00 per share (basic and diluted) for the three and nine months ended September 30, 2020, respectively.

Liquidity and Capital Resources

At September 30, 2021, we had current assets of approximately $230,000, and current liabilities of approximately $10,474,000. Our current liabilities include approximately $1,928,000 payable to Intellectual Ventures, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of $2,805,000 under the Restructure Agreement, which is only payable from money generated from the monetization of intellection property, liabilities of $3,277,000 payable to QFL, and loans payable of $138,000 and accrued interest of approximately $279,000 due to former directors and minority stockholders. As of September 30, 2021, we have an accumulated deficit of approximately $26,259,000 and a negative working capital of approximately $10,251,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC. As of September 30, 2021, there was approximately $1,187,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of 7.7 years.

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

Business Combinations

The acquisition of STX was accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 provides, among other things, that asset acquisitions be accounted for using a cost accumulation and allocation model under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed. The initial estimated cost of the acquisition is $0, subject to adjustment. ASC 805 establishes a measurement period to provide us with a reasonable amount of time to obtain the information necessary to identify and measure various items in a business combination and cannot extend beyond one year from the acquisition date.

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

Income Tax

We incurred income tax expenses of approximately $0 and $2,000 for the three and nine months ended September 30, 2021, respectively, and approximately $0 and 65,000 for the three and nine months ended September 30, 2020, respectively.

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

Licensed Sales

In prior periods, our revenue included sales-based revenue contracts pursuant to purchase orders. There was no sales-based revenue in 2021 or 2020. There is only one distinct performance obligation in each purchase order, transfer of the promised good to the customer, and the customer can benefit from the good together with other resources readily available to the customer. For licensed sales, the transaction price is allocated to the performance obligation on a relative standalone selling price basis per the purchase order, and we include in the transaction price some or all of an amount of estimated variable consideration to the extent that it is probable that a significant reversal in the amount of cumulative revenue recognized will not occur when the uncertainty associated with the variable consideration is subsequently resolved. Estimates are generally based on historical levels of activity, if available. Notwithstanding, revenue is recognized for a licensed sale when the performance obligation has been satisfied – transfer of the good to the customer. The purchase order generally provides for payment of contractual amounts within 30 days of transfer of the goods to the customer, therefore there is no significant financing component or consideration payable to the customer in these transactions.

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

Gain from Cancelation of Indebtedness

The Company recognized a gain from the reduction of liability for legal services resulting from the settlement of the Company’s recorded obligation for unpaid legal services. See Note 3.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing earnings (losses) allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are excluded from the computation of dilutive earnings per share for the nine months ended September 30, 2021 and 2020 since the effect would be antidilutive.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on our financial statements.

Going Concern

We have an accumulated deficit of approximately $26,259,000 and negative working capital of approximately $10,251,000 as of September 30, 2021. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intellectual Ventures, QFL, Intelligent Partners, our low stock price and the absence of an active trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions, together with the effect s of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on our business raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce our intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2021, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the inadequacy of our internal controls over financial reporting and our limited internal audit function, our disclosure controls were not effective as of September 30, 2021, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 5. Other Information

On October 15, 2021, our wholly-owned subsidiary, Multimodal Media LLC (“MML”) acquired all right, title, and interest in a portfolio of nine United States patents (the “MML Portfolio”) for a purchase price of $550,000 pursuant to an agreement with Aawaaz Inc. (“AI”), pursuant to which MML retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any. we requested and received a capital advance from QFL in the amount of $550,000 pursuant to the Purchase Agreement, which was used to make payment to AI.

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

Date: November 15, 2021

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer