Form 10-K
period 2021-12-31
QUEST PATENT RESEARCH CORP
filed 2022-04-01
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting fi rm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,612,706 as of June 30, 2021.

As of March 31, 2022, the registrant had 533,334,630 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;

●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	Our ability to remain current with respect to our obligations under patent purchase agreements, the failure of which could result in a default under our agreement with Quest Finance LLC (“QFL”) or, even if the failure does not result in a default, it may affect the willingness of QFL to make advances to us under the funding agreement;

●	The effect of the COVID-19 pandemic, including the recent Omicron variant, a subvariant of Omicron or any other variants or other outbreak of infections on our ability to generate revenue from our intellectual property; including reduced court schedules which give a lower priority to legal action such as those we file and the ability or willingness of defendants to reach a settlement on our claims, and impairment in the financial condition or bankruptcy of defendants and potential defendants in action which we commenced or may commence;

●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to realize any cash flow after payments to our funding sources, including QFL under our financing agreement with QFL, our restructured agreement with Intelligent Partners, LLC (“Intelligent Partners”), and payments due to counsel;

●	Our ability to identify intellectual property which QFL is willing to fund and to find other funding sources if QFL is not willing to fund the acquisition of the intellectual property;

●	Our ability or perceived ability to obtain necessary financing for operations;

●	Our ability to identify and negotiate purchase terms of intellectual property that QFL is willing to fund the litigation pursuant to our agreements with QFL;

●	Our ability to identify and acquire intellectual property rights for innovative technologies for which there is a significant potential market, including our ability to negotiate to obtain such rights in view of the economic effects COVID-19 pandemic and the resulting business closures;

●	The effect of any adverse decision in any action one of our subsidiaries may commence, including the award of legal fees in favor of a defendant, which may result in the bankruptcy of the subsidiary;

●	The effects on our business, financial conditions and ownership of proprietary rights in the event of any default under our agreements with QFL or Intelligent Partners;

●	The effect of legislation and court decisions on the ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;

ii

●	The effect of Russian invasion of Ukraine or any other international conflicts and the sanctions which have been imposed and which may be imposed and the resulting economic conditions may affect our ability to acquire and monetize intellectual property;

●	Our ability to obtain the funding either from QFL or other sources in order for us to acquire intellectual property and otherwise develop our business;

●	Our ability to reduce the cost of litigation through contingent fees with counsel or to obtain third-party financing from QFL or other sources if QFL does not provide the funding necessary for us to acquire the intellectual property or enforce our intellectual property rights through litigation;

●	The results or anticipated results of litigation by or against us, including any actions or motions by defendants seeking legal fees or any other recovery from us in the event that a court decision is against us or otherwise does not uphold our intellectual property rights;

●	The effects on us in the event that any party against which we commence litigation obtains a judgement against one of our subsidiaries and seeks to foreclose on the intellectual property owned by the subsidiary which may result in a default under our loan agreement with United Wireless.

●	The anticipated or actual results of our operations;

●	Events or conditions relating to the enforcement of intellectual property rights generally;

●	The development of a market for our common stock;

●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;

●	Any discrepancy between anticipated or projected results and actual results of our operations;

●	The market’s perception or our ability to continue to make our filings with the SEC in a timely manner;

●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	The sale or the market’s perception of the possible sale by QFL or Intelligent Partners of the shares of common stock which we have registered pursuant to the Securities Act;

●	Any damages we may be required to pay in the event that we do not keep the registration statement covering shares to be sold by owned by Intelligent Partners or issuable upon warrants held by QFL current and effective without their ability to sell pursuant to Rule 144; and

●	Other matters not within our control.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are an intellectual property asset management company. Our principal operations include the acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly-owned subsidiaries. We currently own, control or manage fifteen intellectual property portfolios, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including primarily licenses granted as part of the settlement of patent infringement lawsuits.

Intellectual property monetization includes the generation of revenue and proceeds from the licensing of patents, patented technologies and other intellectual property rights. Patent litigation is often, and for us has been, a necessary element of intellectual property monetization where a patent owner, or a representative of the patent owner, seeks to protect its patent rights against the unlicensed manufacture, sale, and use of the owner’s patent rights or products which incorporate the owner’s patent rights. In general, we seek to monetize the bundle of rights granted by the patents through structured licensing and when necessary enforcement of those rights through litigation, although to date all of our patent license revenues have resulted from litigation. To date all of our revenue from the licensing of our patents has resulted from litigation commenced by us.

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

We employ a due diligence process before completing the acquisition of an intellectual property interest. We begin with an investment thesis supporting the potential transaction and then proceed to test the thesis through an examination of the critical drivers of the value of the underlying intellectual property asset. Such an examination focuses on areas such as title and inventorship issues, the quality of the drafting and prosecution of the intellectual property assets, legal risks inherent in licensing programs generally, the applicability of the invention to the relevant marketplace and other issues such as the effects of venue and other procedural issues. If we require financing to acquire intellectual property, we will have to satisfy our financing source, which may by QFL, that we have the ability to monetize the intellectual property. However, our financial position may affect our ability to conduct adequate due diligence with respect to intellectual property rights or to acquire valuable intellectual property. This due diligence effort is conducted by our chief executive officer, who is our only full-time employee.

It has been necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. To the extent that we cannot secure counsel on a contingent basis and cannot fund litigation ourselves, which, considering our financial position, is likely to be the case, we may enter into an agreement with a third party, which may be an independent third party, such as QFL, to finance the cost of litigation. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis or we obtain funding from third party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third party that funds the litigation would be entitled to participate in any recovery.

Agreements with QFL and Intelligent Partners

Set forth below is a discussion of agreements which we entered into in February 2021with QFL to provide us with a financing facility, funds to make a payment due to Intelligent Partners and for working capital and an agreement with Intelligent Partners to restructure our loan agreement and related agreements. The agreement with Intelligent Partners restated our agreements with United Wireless Holdings, Inc. (“United Wireless”) which had been assigned to Intelligent Partners, an affiliate of United Wireless. The descriptions below and elsewhere in this Form 10-K relating to our agreements with QFL and Intelligent Partners are summaries only and are qualified in their entirety by reference to those agreements which were filed as exhibits to this Form 10-K.

Summary of Agreements with QFL

On February 22, 2021, we entered into a series of agreements which we entered into in February 2021 with QFL, including a prepaid forward purchase agreement (the “Purchase Agreement”), a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guarantee”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i)	Pursuant to the Purchase Agreement, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize; (b) up to $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. During 2021 we requested and received $1,000,000 for working capital. The terms of the Purchase Agreement are described under “Purchase Agreement.”

(ii)	We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners as transferee of United Wireless pursuant to a restructure agreement (the “Restructure Agreement”) between us and Intelligent Partners executed contemporaneously with the closing of the Investment Documents with QFL. The payment was made directly from QFL to Intelligent Partners. The terms of the Restructure Agreement are described under “Restructure Agreement.”

(iii)	Pursuant to the Security Agreement, our obligations under the Purchase Agreement with QFL are secured by: (a) the proceeds (as defined in the Purchase Agreement); (b) the patents (as defined in the Purchase Agreement; (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Subsidiary Guaranty, eight of our subsidiaries – Quest Licensing Corporation (“QLC”), Quest NetTech Corporation (“NetTech”), Mariner IC Inc. (“Mariner”), Semcon IP Inc. (“Semcon”), IC Kinetics Inc. (“IC”), CXT Systems Inc. (“CXT”), M-Red Inc. (“MRED”), and Audio Messaging Inc.(“AMI”), collectively, the “Subsidiary Guarantors”) guaranteed our obligations to QFL under the Purchase Agreement.

(v)	Pursuant to the Subsidiary Security Agreement, the Subsidiary Guarantors grant QFL a security interest in the proceeds from the future monetization of their respective patent portfolios.

(vi)	Pursuant to the Warrant Issue Agreement, we granted QFL ten-year warrants to purchase a total of up to 96,246,246 shares of our common stock, with an exercise price of $0.0054 per share which may be exercised from February 19, 2021 through February 18, 2031 on a cash or cashless basis. Exercisability of the Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% (the “Maximum Percentage”) of our common stock, except that by written notice to us, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to us. The Warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement.

(vii)	We agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date. We regained such compliance on May 7, 2021, at which time the common stock recommenced trading on the OTCQB.

(viii)	We granted QFL certain registration rights with respect to the 96,246,246 shares of common stock issuable upon exercise of the warrant.

(ix)	Commencing six months from the closing date, if the shares owned by QFL cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to QFL.

(x)	Pursuant to the Board Observation Rights Agreement, until the later of the date on which QFL or its affiliates (i) have received the entirety of their Investment Return (as defined in Purchase Agreement), and (ii) no longer hold any Securities (the “Observation Period”), we granted QFL the right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings (including, without limitation, telephonic or other electronic meetings) of the Board or any committee thereof, including executive sessions, in an observer capacity.

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

Grant of Security Interests

Pursuant to the Security Agreement and Subsidiary Security Agreement, payment of the obligations of the Company under the Purchase Agreement with QFL are secured by (i) the Proceeds (as defined in the Purchase Agreement); (ii) the Patents; (iii) all General Intangibles now or hereafter arising from or related to the foregoing; (iv) Proceeds (including, without limitation, Cash Proceeds and insurance proceeds) and products of the foregoing and (v) the proceeds realized by the relative patent portfolios of the Subsidiary Guarantors. The security interest in proceeds from the CXT and M-RED patents granted to QFL is junior to the security interest held by the affiliates of Intellectual Ventures Management, LLC (collectively “Intellectual Ventures”) granted to secure the obligations of CXT and MRED pursuant to their patent purchase agreements relating to the purchase of intellectual property from Intellectual Ventures.

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, we filed a registration statement with the SEC covering 50,000,000 of the 96,246,246 shares of common stock issuable upon exercise of the Warrant. We are also required to file additional Registration Statements (as defined in the Registration Rights Agreement) on the date 60 days after the date that we receive written notice from any Investor (as defined in the Registration Rights Agreement) that 60% of the Registrable Securities held by all Investors registered under the immediately preceding registration statement have been sold. The Registration Rights Agreement provides for us to pay damages in the event that we do not meet the required deadlines.

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

(i)	Pursuant to the Restructure Agreement, we paid Intelligent Partners $1,750,000 at closing, which we received from QFL and which QFL paid directly to Intelligent Partners, and recognized a further non-interest bearing total monetization proceeds obligation (the “TMPO”) of $2,805,000, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the restructure agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. Further details regarding the TMPO are provided under “TMPO”;

(ii)	Pursuant to the Stock Purchase Agreement, we issued to Fitton and Carper, as holders of the Transferred Note, a total of 46,296,296 shares of common stock at a purchase price of $0.0054 per share, which purchase price was paid by the conversion and in full satisfaction of the Transferred Note (the “Conversion Shares”).

(iii)	Pursuant to the Option Grant, we granted Intelligent Partners an option to purchase a total of 50,000,000 shares of common stock, with an exercise price of $0.0054 per share which vests immediately and may be exercised through February 9, 2026.

(iv)	Pursuant to the restructured monetization proceeds agreement, Intelligent Partners has a right to receive 60% of the net monetization proceeds from the patents currently owned by the Subsidiary Guarantors. The agreement has no termination provisions, so Intelligent Partners will be entitled to its percentage interest as long as revenue is generated from the intellectual property covered by the agreement.

(v)	Pursuant to the Subsidiary Security Agreement, our obligations under our agreements with Intelligent Partners, including its obligations under the Restructure Agreement and the Restructure MPAs are secured by a security interest in the net proceeds realized from the future monetization of the patents currently owned by the eight subsidiaries named above.

(vi)	Pursuant to the MPA-NA-Security Interest Agreement, our obligations under the MPA-NA are secured by a security interest in net proceeds realized from the future monetization of new patents acquired until the TMPO is satisfied, provided Intelligent Partners’ secured interest shall be limited to its entitlement in Net Proceeds under the MPA-NA. After satisfaction of the TMPO the security interest in proceeds from new assets shall terminate.

(vii)	We granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 50,000,000 Shares currently owned by Fitton and Carper, which shares are included in the registration statement that we filed; (ii) the 46,296,296 Conversion Shares being issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the Restructure Option;

(viii)	Commencing six months from the closing date, if the shares owned by Intelligent Partners cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to Intelligent Partners.

(ix)	Pursuant to the Board Observation Rights Agreement, until the TMPO has been satisfied (the “Observation Period”), we granted Intelligent Partners the option and right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings of the Board or any committee thereof, including executive sessions, in an observer capacity.

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

Registration Rights Agreement

Pursuant to a registration rights agreement, we granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 50,000,000 Shares currently owned by Fitton and Carper; (ii) the 46,296,296 Conversion Shares issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the Restructure Option. We filed the registration statement with the SEC covering the 50,000,000 Shares owned by Fitton and Carper, and the registration statement was declared effective by the SEC.

Effects of the COVID-19 Pandemic on our Business

Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown has affected the court system, and during much of 2020 and part of 2021 courts operating on a reduced schedule, and some courts may still not be operating on a full in-person schedule and, even if operating on a full schedule, have a backlog as a result of the pandemic. As a result, we believe patent infringement actions are treated as a lower priority items in allocation of court resources with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. In addition, the effect of the COVID-19 and the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim or which may result in a defendant or potential defendant reducing or discontinuing its operations or taking advantage of the Bankruptcy Act.

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

Purchase of Intellectual Property from Intellectual Ventures Entities

On October 22, 2015, pursuant to an agreement with an effective date of July 8, 2015, as amended, between us and Intellectual Ventures Assets 16, LLC (“IV16”), we purchased three groups of patents from IV16 for a purchase price of $3,000,000, which was paid in three annual installments of $1,000,000 from the proceeds of our loans from United Wireless. The patent portfolios which we acquired from IV16 are the anchor structure portfolio, the power management/bus control portfolio and the diode on chip portfolio, which are described under “Business – Our Intellectual Property Portfolios.”

On January 26, 2018, Photonic Imaging Solutions Inc. (“PIS”), a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS advanced $10,000 to IV 64 at closing and IV 64 assigned to PIS all right, title, and interest in a portfolio of eleven United States patents and sixteen foreign patents (the “CMOS Portfolio”). Under the agreement, PIS will distribute 70% of the first $1,500,000 of revenue, as defined in the agreement, 30% of the next $1,500,000 of revenue and 50% of revenue over $3,000,000 to IV 64; with the $10,000 advance being treated as an advance against the first distributions of net proceeds payable to IV 64. PIS’ obligations under the monetization proceeds agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the portfolio. The patent portfolio which we acquired from IV 64 is the CMOS portfolio which is described under “Business – Our Intellectual Property Portfolios.”

On July 28, 2017, CXT, a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 34 LLC and Intellectual Ventures Assets 37 LLC (“IV 34/37”) pursuant to which CTX paid IV 34/37 $25,000 and IV34/37 transferred to CXT all right, title and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net proceeds, as defined, to IV 34/37, as long as we generate revenue from the CXT Portfolio. The $25,000 payment to IV 34/37 was made from a loan from United Wireless and was paid by United Wireless directly to IV 34/37. The agreement with IV 34/37, as amended on January 26, 2018, provides that if, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference between such cumulative amounts and the amount paid to IV 34/37 within ten days after the applicable date. The $25,000 advance is treated as an advance against distributions of net proceeds payable to IV 34/37. The useful lives of the patents, at the date of acquisition, was 5-6 years. Neither we nor any affiliate of CXT has guaranteed the minimum payments. On December 31, 2021 the parties amended the agreement to provide that CXT will distribute 65% of net proceeds, as defined, to IV 34/37, as long as we generate revenue from the CXT Portfolio and that if, on December 31, 2018 and December 31, 2019, cumulative distributions to IV 34/37 total less than $100,000 and $375,000, respectively, CXT shall pay the difference between such cumulative amounts and the amount paid to IV 34/37 within ten days after the applicable date. As of December 31, 2021 cumulative distributions to IV 34/37 totaled $375,000. CXT’s obligations under the agreement with IV 34/37 are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. The patent portfolio which we acquired from IV 34/37 is the CXT portfolio which is described under “Business – Our Intellectual Property Portfolios.”

On January 26, 2018, CXT entered into an agreement with Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”) pursuant to which CXT advanced IV 62/71 $10,000 at closing and IV 62/71 assigned to CXT all right, title, and interest in a portfolio of sixteen United States patents and three pending applications. Under the agreement, as amended on December 31, 2021, CXT will distribute 65% of net proceeds, as defined, to IV 62/71, as long as we generate net proceeds from this portfolio. The initial $10,000 advance is treated as an advance toward our future distributions of net proceeds payable to IV 62/71. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio. In March 2021, we made a payment to IV 62/71 in the amount of $64,238. We agreed to modify the monetization proceeds agreement between CXT and United Wireless to include the patents acquired from IV 62/71. The monetization proceeds amendment was further amended by the MPA-CXT Agreement in connection with the restructure of our agreements with Intelligent Partners.

On March 15, 2019, M-RED Inc., a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as we generate revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. The $75,000 advance is treated as an advance against the first distributions of net proceeds payable to IV 113/108. On September 30, 2020 cumulative distributions to IV 113/108 totaled less than $450,000 and M-RED did not pay the difference to IV 113/108 within ten days. On December 31, 2021 the parties amended the agreement to provide that M-RED will distribute 100% of undistributed net proceeds, as defined, resulting from agreements signed prior to December 31, 2021 and 65% of net proceeds thereafter to IV 113/108, as long as we generate revenue from the M-RED Portfolio and that if, on December 31, 2021 cumulative distributions to IV 113/108 total less than $302,113.89, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. As of December 31, 2021 cumulative distributions to IV 113/108 totaled $302,113.89. The useful lives of the patents, at the date of acquisition, was approximately nine years. Neither we nor any affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio. The patent portfolio which we acquired from IV 113/108 is the M-RED portfolio which is described under “Business – Our Intellectual Property Portfolios.” Pursuant to the MPA-MR, Intelligent Partners is entitled to receive 60% of the net proceeds as defined in the agreement.

A default under the agreements with the Intellectual Ventures affiliates could result in a default under our agreements with QFL, and, even if QFL does not declare a default, QFL may be reluctant to finance our intellectual property acquisition if we are in default under any of our patent acquisition agreements with Intellectual Venture affiliates. Further, it may be necessary for any defaulting subsidiary to seek protection under the Bankruptcy Act if we are not able to enter into modification agreements with the Intellectual Ventures affiliates.

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

Through December 31, 2021, we did not receive any proceeds from the Mobile Data Portfolio.

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

As the exclusive licensee and manager of the manufacture and sale of licensed product, we coordinate the manufacture and sale of licensed products to end users; we contract for the manufacture and assembly of the product components, and we coordinate order receipt, fulfillment and invoicing. We did not generate revenues from the TurtlePakTM product for the years ended December 31, 2021 and 2020.

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

We did not generate revenue from the Financial Data Portfolio in 2021. Our revenue for the year ended December 31, 2020 includes revenue from the Financial Data Portfolio.

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

Through December 31, 2021, we did not generate any revenue from the rich media patents.

Anchor Structure Portfolio

This portfolio, which we acquired from IV16 in October 2015 and transferred to our subsidiary, Mariner IC Inc., consists of two United States patents which relate to technology for incorporating metal structures in the corners and edges of semiconductor dies to prevent cracking from stresses.

In March 2016, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Anchor Structure Portfolio and engaged counsel on a partial contingency basis in connection with a proposed patent infringement action relating to the Anchor Structure Portfolio. Under the funding agreement, the third party received an interest in the proceeds from the settlements relating to this portfolio in 2019. The funding agreement was terminated in 2021.

We did not generate license fees from the Anchor Structure Portfolio in 2021 or 2020 and we do not anticipate allocating further resources to monetization of the Anchor Structure Portfolio.

Power Management/Bus Control Portfolio

This portfolio, which is the second portfolio which we acquired from IV16 and transferred to a newly-formed subsidiary, Semcon IP Inc., consists of four United States patents that cover fundamental technology for adjusting the processor clock and voltage to save power based on the operating characteristics of the processor and one United States patent that relates to coordinating direct bus communications between subsystems in an assigned channel.

In March 2016, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation if necessary, for the Power Management/Bus Control Portfolio and engaged counsel on a partial contingency basis in connection with a proposed patent infringement action relating to the Power Management/Bus Control. Under the funding agreement, the third party received an interest in the proceeds from the program. The funding agreement was terminated in 2022.

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

In May 2018, Semcon brought patent infringement actions in the United States District Court for the Eastern District of Texas against AsusTeK Computer Inc., TCT Mobile International Limited et. al., LVMH Moet Hennessy Louis Vuitton, SE, and Shenzhen OnePlus Science & Technology Co., Ltd.

The AsusTeK Computer Inc., TCT Mobile International Limited et. al., LVMH Moet Hennessy Louis Vuitton, SE, and Shenzhen OnePlus Science & Technology Co., Ltd., actions were settled in 2020 and our revenue for 2020 includes revenue from these settlements. We did not generate revenue from the Power Management/Bus Control Portfolio in 2021 and we do not anticipate allocating further resources to its monetization.

Diode on Chip Portfolio

This portfolio, which is the third portfolio which we acquired from IV16 and transferred to a newly-formed subsidiary, IC Kinetics Inc., consists of three United States patents and one pending continuation application which cover technology relating to on-chip temperature measurement for semiconductors. As of December 31, 2021, we did not generate any revenue from this portfolio.

CXT Portfolio

This portfolio consists of thirty United States patents which cover technology relating to systems and methods of operating an accessible information database which provides for inventory evaluation, filtering according to preferences, alternative product recommendations, and access to a database of consumer feedback/evaluation.

In April 2018 CXT brought a patent infringement suit in the United States District Court for the Eastern District of Texas against Academy Ltd., In May 2018 CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Conn’s, Inc., Fossil Group, Inc., JC Penney Company, Inc., and Tailored Brands, Inc. In May 2019, CXT brought patent infringement actions in the United States District Court for the Eastern District of Texas against Harbor Freight Tools USA, Inc., Hallmark.com, LLC, Retail Concepts, Inc. and CC Filson Co. In August 2019, CXT brought patent infringement suits in the United States District Court for the Eastern District of Texas against Neiman Marcus Group Ltd., General Nutrition Corporation and Steve Madden, Ltd.

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

The actions against Conn’s, Inc., Academy Ltd., Fossil Group, Inc., JC Penney Company, Inc., Tailored Brands, Inc., Harbor Freight Tools USA, Inc., Hallmark, Retail Concepts, CC Filson, General Nutrition, Steve Madden, Ltd. and Neiman Marcus Group Ltd. were resolved in 2020 and revenue for 2020 includes revenue from any related settlements.

In 2021, the HCL matter was settled and dismissed by mutual agreement pursuant to which HCL took a license to the CXT Portfolio and the actions against Advanced Auto Parts, Inc., Costco Wholesale Corporation, The Sherwin-Williams Company, V.F. Corporation and IKEA North America Services, LLC were resolved. Revenue for the year ended December 31, 2021 includes revenue from the resolution of these matters.

CMOS Portfolio

This portfolio consists of eleven United States patents and sixteen foreign patents which cover technology relating to digital image sensor technology systems and methods which PIS acquired on January 26, 2018.

We did not generate revenue from the CMOS Portfolio in 2021 or 2020.

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

In March 2021, M-RED brought patent infringement suits in the U.S. District for the Eastern District of Texas against Nintendo Co., Ltd., Mitsubishi Electric Corporation and Xiaomi Corporation et. al. In April 2021, the case against Nintendo Co., Ltd. was dismissed without prejudice. In August 2021, M-Red Inc. brought a patent infringement suit in the U.S. District for the Eastern District of Texas against OnePlus Technology (Shenzhen) Co., Ltd. In September 2021, M-RED Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against ASRock Inc., Biostar Microtech International Corp., Giga-Byte Technology Co., Ltd. and Micro-Star International Co. Ltd. As of December 31, 2021 the action against Giga-Byte Technology Co., Ltd. has been stayed pending settlement.

The actions against Mitsubishi Electric Corporation, ASRock Inc., and Micro-Star International Co. Ltd. were resolved in 2021 and our revenue for the year ended December 31, 2021 includes revenue from any related settlements.

Audio Messaging Portfolio

This portfolio consists of five issued United States patents and one pending application which generally relate to systems and methods for associating an audio clip with an object which our wholly-owned subsidiary, Audio Messaging Inc. (“AMI”), acquired in May of 2020. Pursuant to an unsecured non-recourse funding agreement, a third-party agreed to provide acquisition funding in the amount of $95,000 for the acquisition. Under the funding agreement, the third party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $190,000. The Company has no other obligation to the third party and has no liability to the funder in the event that the Company does not generate net proceeds.

On October 8, 2021, AMI brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation, Guangdong OPPO Mobile Telecommunications Corp., Ltd. and Beijing Xiaomi Software Co., Ltd.

Peregrin Portfolio

Acquired in February 2021 by our wholly owned subsidiary, Peregrin Licensing LLC (“PLL”), this portfolio consists of eight issued United States patents which generally relate to systems and methods for processing inbound and outbound communications, such as, for example, determining the location of a caller and routing the inbound communication to an entity in the caller’s location (the “Peregrin Portfolio”). PLL acquired the portfolio pursuant to an agreement with Peter K. Trzyna (“PKT”) whereby PKT assigned us all right, title, and interest in a portfolio of eight United States patents, we paid PKT $350,000 at closing and agreed that upon the realization of gross proceeds from the Peregrin Portfolio we shall make subsequent installment payment or payments in the aggregate amount of $93,900. Thereafter, PKT is entitled to a percentage of any gross proceeds realized.

In July 2021, PLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Bank of America Corporation, Discover Financial Services, U.S. Bank N.A. and Wells Fargo & Co. All actions were resolved in 2021 and our revenue for the year ended December 31, 2021 includes revenue from any related settlements.

Taasera Portfolio

Acquired by our wholly-owned subsidiary, Taasera Licensing LLC (“TLL”), this portfolio consists of 29 United States patents and 2 foreign patents which generally relate to the field of network security (the “Taasera Portfolio”). In June 2021 seven patents were acquired via assignment from Taasera, Inc. for the purchase price of $250,000. In August 2021 acquired a portfolio of network security patents from Daedalus Blue LLC (“DBL”) consisting of 22 United States patents and 2 foreign patents. Original assignees of the patents acquired from DBL include International Business Machines Corporation, Internet Security Systems, Inc. and Fiberlink Communications Corporation (“Fiberlink”). ISS and Fiberlink were acquired by IBM in 2006 and 2013, respectively. In September 2019, IBM divested over 500 United States patent assets, as well as a number of foreign counterparts in Asia, Europe, and elsewhere, to Daedalus Group, and affiliate of DBL. Pursuant to the acquisition agreement, DBL is entitled to a portion of the net proceeds from monetization of the TLL portfolio.

In November 2021, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Trend Micro Incorporated. In February 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Checkpoint Software Technologies Ltd. and Palo Alto Networks, Inc.

Soundstreak Portfolio

Acquired through our acquisition of all of the issued and outstanding equity interests of Soundstreak Texas LLC (“STX”) in August 2021 for a purchase price consisting of 50% of the net proceeds resulting from monetization of the patent portfolio, this patent portfolio consists of three United States patents and one pending patent application which generally relate to streaming data (including audio or video) while also storing higher quality versions of the same data locally. The patented technology has applications in the professional recording industry, digital audio/video industries, the drone/remote capture industry, the teleconferencing industry, and more.

In August 2021, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Yamaha Corporation and Steinberg Media Technologies GMBH. In September 2021, STX brought patent infringement suits in the U.S. District for the Eastern District of Texas against Sony Group Corporation, Panasonic Corporation, Olympus Corporation and Nikon Corporation.

The actions against Sony Group Corporation, Panasonic Corporation, Olympus Corporation and Nikon Corporation were resolved in 2021 and our revenue for the year ended December 31, 2021 includes revenue from any related settlements.

In March 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Parrot SA, Delair SAS, Drone Volt, SA, EHang Holdings Limited and Flyability SA.

Multimodal Media Portfolio

Acquired by the our wholly owned subsidiary, Multimodal Media LLC (“MML”) in October 2021, the Multimodal Media portfolio consists of ten United States patents and one pending application which generally relate to systems and methods of recording and sending interactive messages and voice messages using mobile devices, as well as completing a communication after an incomplete call (the “Multimodal Media Portfolio”). MML advanced $550,000 at closing pursuant to an agreement with Aawaaz Inc. (“AI”). Under the agreement, MML retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any.

The Multimodal Media Portfolio was originally developed by Kirusa, Inc., a communications software development company founded in 2001 by Inderpal Mumick together with other technocrats with a dream of connecting people through the power of voice. Heralded by the invention of Voice SMS, Kirusa, Inc. was born with a vision to revolutionize the experiences users derived from their mobile phones.

In November 2021, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd.

LS Cloud Storage Portfolio

We acquired this portfolio through our acquisition of all of the issued and outstanding equity interests of LS Cloud Storage Technologies LLC (“LSC”) in November 2021, the LS Cloud Portfolio consists of four United States patents which generally relate to data sharing using distributed cache.

In March 2022, LSC brought patent infringement suits in the U.S. District for the Eastern District of Texas against Microsoft Corporation, Google LLC, Cisco Systems, Inc. and Amazon.com, Inc. et.al.

Competition

We encounter and expect to continue to encounter competition in the areas of intellectual property acquisitions for the sake of licensure from both private and publicly traded companies that engage in intellectual property monetization activities. Such competitors and potential competitors include companies seeking to acquire the same intellectual property assets and intellectual property rights that we may seek to acquire. Entities such as Acacia Research Corporation, Document Security Systems, Inc., Intellectual Ventures, Quarterhill Inc., Conversant Intellectual Property Management Inc., VirnetX Holding Corporation, Network-1 Security Solutions, Interdigital, Inc., IPValue Management Inc., Pendrell Corporation, Inventergy Global, Inc., Netlist Inc., Parkervision Inc., Walker Innovation, Inc., Daedalus Group LLC and others derive all or a substantial portion of their revenue from intellectual property monetization activities, and we expect more entities to enter the market. Most of our competitors have longer operating histories and significantly greater financial resources and personnel than we have.

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

Other companies may develop competing technologies that offer better or less expensive alternatives to intellectual property rights that we may acquire and/or license. Many potential competitors may have significantly greater resources than we do. The development of technological advances or entirely different approaches could render certain of the technologies owned or controlled by our operating subsidiaries obsolete and/or uneconomical.

Intellectual Property Rights

We have fifteen intellectual property portfolios: financial data, mobile data, Turtle Pak, anchor structure, power management/bus control, diode on chip, rich media, CXT, CMOS, M-RED, Audio Messaging, Peregrin, Taasera, Soundstreak, Multmodal Media and LS Cloud. The following table sets forth information concerning our patents and other intellectual property. Each patent or other intellectual property right listed in the table below that has been granted is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. In the table below, the anchor structure portfolio is referred to as Mariner, the power management/bus control portfolio is referred to as Semcom, the diode on chip portfolio is referred to as IC, the Audio Messaging portfolio is referred to as AMI, the Peregrin portfolio is referred to as PLL, the Taasera portfolio is referred to as TLL, the Soundstreak portfolio is referred to as STX, the Multimodal Media portfolio is referred to as MML and the LS Cloud portfolio is referred to as LSC.

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial Data	US Patent	RE38,137	Programmable multiple company credit card system	1/11/2001	6/10/2003	9/28/2015
Mobile Data	US Patent	7,194,468	Apparatus and method for supplying information	4/13/2000	3/20/2007	4/13/2020
Mobile Data	US Patent	9,288,605	Apparatus and method for supplying information	11/12/2009	3/15/2016	4/13/2020
Mobile Data	US Patent	9,913,068	Apparatus and method for supplying information	3/15/2013	3/6/2018	7/20/2021
Mobile Data	US Application	15/877,820	Apparatus and method for supplying information	1/23/2018	5/31/2018	N/A
Turtle Pak	US Patent	6,490,844	Film wrap packaging apparatus and method	6/21/2001	12/10/2002	7/10/2021
Turtle Pak	US Trademark	74709827	Turtle pak - design plus words, letters, and/or numbers	8/1/1995	6/4/1996	N/A
Mariner	US Patent	5,650,666	Method and apparatus for preventing cracks in semiconductor die	11/22/1995	7/22/1997	11/22/2015
Mariner	US Patent	5,846,874	Method and apparatus for preventing cracks in semiconductor die	2/28/1997	12/8/1998	11/22/2015
Semcon	US Patent	7,100,061	Adaptive power control	1/18/2000	8/29/2006	1/18/2020

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Semcon	US Patent	7,596,708	Adaptive power control	4/25/2006	9/29/2009	1/18/2020
Semcon	US Patent	8,566,627	Adaptive power control	7/14/2009	10/22/2013	1/18/2020
Semcon	US Patent	8,806,247	Adaptive power control	12/21/2012	8/12/2014	1/18/2020
Semcon	PCT Application	PCT/US2001/001684	Adaptive power control	1/16/2001	7/26/2001	N/A
Semcon	Reexam Certificate	7,100,061C1	Adaptive power control	6/13/2007	8/4/2009	N/A
Semcon	US Patent	5,978,876	System and method for controlling communications between subsystems	4/14/1997	11/2/1999	4/14/2017
IC	US Patent	7,118,273	System for on-chip temperature measurement in integrated circuits	4/10/2003	10/10/2006	4/10/2023
IC	US Patent	7,108,420	System for on-chip temperature measurement in integrated circuits	10/7/2004	9/19/2006	4/10/2023
IC	US Patent	9,222,843	System for on-chip temperature measurement in integrated circuits	9/23/2011	12/29/2015	4/10/2023
IC	US Application	16/537,200	System for on-chip temperature measurement in integrated circuits	8/9/2019	11/28/2019	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, systems, and processes for the design and creation of rich media applications via the internet	02/09/2001	02/14/2006	10/16/2023
CXT	US Patent	7,103,568	Online product exchange system	2/23/2004	9/5/2006	8/8/2015
CXT	US Patent	7,933,806	Online product exchange system with price-sorted matching products	9/11/2006	4/26/2011	8/8/2015
CXT	US Patent	8,024,226	Product exchange system	11/6/2006	4/26/2011	8/8/2015
CXT	US Patent	5,983,220	Suppporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	11/14/1996	11/9/1999	11/14/2016
CXT	US Patent	6,463,431	Database evaluation system suppporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	6/25/1999	10/8/2002	11/14/2016
CXT	US Patent	5,940,807	Automated and independently accessible inventory information exchange system	5/28/1997	8/17/1999	5/23/17
CXT	US Patent	6,081,789	Automated and independently accessible inventory information exchange system	1/8/1999	6/27/2000	5/23/17
CXT	US Patent	6,601,043	Automated and independently accessible inventory information exchange system	6/26/2000	7/29/2003	5/23/17
CXT	US Patent	6,011,537	System for delivering and simultaneously displaying primary and secondary information, and for displaying only the secondary information during interstitial space	1/27/1998	1/4/2000	1/27/2018

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CXT	US Patent	7,133,835	Online exchange market system with a buyer auction and a seller auction	10/30/1995	11/7/2006	5/27/2018
CXT	US Patent	6,412,012	System, method, and article of manufacture for making a compatibility aware recommendation to a user	12/23/1998	6/25/2002	12/23/2018
CXT	US Patent	6,493,703	System and method for implementing intelligent online community message board	5/11/1999	12/10/2002	5/11/2019
CXT	US Patent	6,571,234	System and method for managing online message board	5/11/1999	5/27/2003	5/11/2019
CXT	US Patent	6,721,748	Online content provider system and method	5/13/2002	4/13/2004	5/11/2019
CXT	US Patent	6,778,982	Online content provider system and method	2/20/2003	8/17/2004	5/11/2019
CXT	US Patent	6,804,675	Online content provider system and method	3/17/2003	10/12/2004	5/11/2019
CXT	US Patent	7,159,011	System and method for managing an online messaging board	8/16/2004	1/2/2007	5/11/2019
CXT	US Patent	7,162,471	Content query system and method	8/16/2004	1/9/2007	5/11/2019
CXT	US Patent	RE43,835	Online content tabulating system and method	2/22/2007	11/27/2012	5/11/2019
CXT	US Patent	RE45,661	Online content tabulating system and method	11/20/2012	9/1/2015	5/11/2019
CXT	US Patent	7,065,494	Electronic customer service and rating system and method	6/25/1999	6/20/2006	6/25/2019
CXT	US Patent	7,340,411	System and method for generating, capturing, and managing customer lead information over a computer network	10/20/2003	3/4/2008	8/2/2021
CXT	US Patent	8,260,806	Storage, management and distribution of consumer information	6/29/2007	9/4/2012	10/17/2021
CXT	US Patent	7,487,130	Consumer-controlled limited and constrained access to a centrally stored information account	1/6/2006	2/3/2009	11/7/2021
CXT	US Patent	7,016,877	Consumer-controlled limited and constrained access to a centrally stored information account	11/7/2001	3/21/2006	2/22/2023
CXT	US Patent	7,257,581	Storage, management and distribution of consumer information	8/6/2001	8/14/2007	6/2/2023
CXT	US Patent	7,467,141	Branding and revenue sharing models for facilitating storage, management and distribution of consumer information	8/20/2001	12/16/2008	8/11/2023
CXT	US Patent	7,016,875	Single sign-on for access to a central data repository	10/9/2001	3/21/2006	8/19/2023
CXT	US Patent	8,566,248	Initiation of an information transaction over a network via a wireless device	11/20/2001	10/22/2013	6/17/2026

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CXT	US Patent	9,928,508	Single sign-on for access to a central data repository	1/6/2006	3/27/18	5/22/2027
CMOS	US Patent	6,624,404	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	11/26/2001	9/23/2003	12/30/2019
CMOS	Korean Patent	KR10-0303774	Method for fabricating cmos image sensor	12/30/1998	7/13/2001	12/30/2018
CMOS	US Patent	6,348,361	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	12/30/1999	2/19/2002	12/30/2019
CMOS	US Patent	6,184,055	CMOS image sensor with equivalent potential diode and method for fabricating the same	2/26/1999	2/6/2001	2/26/2019
CMOS	Chinese Patent	CNZL99105588.8	Complementary mos image sensor and making method thereof	2/28/1999	10/13/2004	2/27/2019
CMOS	Chinese Patent	CNZL200310104488.4	Image sensing device and its manufacturing method	2/28/1999	3/26/2008	2/27/2019
CMOS	German Patent	DE19908457.2	Photodiode used in cmos image sensing device	2/26/1999	11/28/2013	2/26/2019
CMOS	French Patent	FR2775541	Photodiode for use in a cmos image sensor and method for fabricating the same	3/1/1999	8/2/2002	3/1/2019
CMOS	French Patent	FR2779870	Photodiodes for image sensors	3/1/1999	5/13/2005	3/1/2019
CMOS	United Kingdom Patent	GB2334817	Photodiode for use in a cmos image sensor and method for fabricating the same	3/1/1999	7/1/2003	3/1/2019
CMOS	United Kingdom Patent	GB2383900	CMOS image sensor and method for fabricating the same	3/1/1999	8/20/2003	3/1/2019
CMOS	Japanese Patent	JP4390896	CMOS image sensor and manufacture thereof	3/1/1999	10/16/2009	3/1/2019
CMOS	Korean Patent	KR10-0278285	CMOS image sensor and manufacturing method thereof	2/24/1999	10/18/2000	2/24/2019
CMOS	Taiwanese Patent	TWI141677	CMOS image sensor with equivalent potential diode	3/22/1999	10/1/2001	3/21/2019
CMOS	US Patent	6,180,969	CMOS image sensor with equivalent potential diode	2/26/1999	1/30/2001	2/26/2019
CMOS	US Patent	6,563,187	CMOS image sensor integrated together with memory device	6/29/1999	5/13/2003	6/29/2019
CMOS	US Patent	6,949,388	CMOS image sensor integrated together with memory device	5/12/2003	9/27/2005	11/9/2019
CMOS	Korean Patent	KR10-0464955	CMOS image sensor integrated with memory device	6/29/1998	12/24/2004	6/29/2018
CMOS	US Patent	6,627,929	Solid state ccd image sensor having a light shielding layer	6/13/2001	9/30/2003	10/13/2018

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CMOS	Korean Patent	KR10-0263473	Solid state image device and fabrication method thereof	2/16/1998	5/17/2000	2/16/2018
CMOS	US Patent	6,300,157	Solid state image sensor and method for fabricating the same	10/13/1998	10/9/2001	10/13/2018
CMOS	US Patent	7,113,203	Method and system for single-chip camera	5/7/2002	9/26/2006	5/13/2022
CMOS	US Patent	6,706,550	Photodiode having a plurality of PN junctions and image sensor having the same	10/16/2002	3/16/2004	2/26/2019
CMOS	Japanese Patent	JP4139931	Pinned photodiode of image sensor, and its manufacture	6/28/1999	6/20/2008	6/28/2019
CMOS	Korean Patent	KR10-0275123	Pinned photodiode of image sensor and manufacturing method thereof	6/29/1998	9/19/2000	6/29/2018
CMOS	Taiwanese Patent	TWI133257	Photodiode having a plurality of PN junctions and image sensor having the same	6/30/1999	5/28/2001	6/29/2019
CMOS	US Patent	6,489,643	Photodiode having a plurality of PN junctions and image sensor having the same	6/28/1999	12/3/2002	6/28/2019
M-RED	US Patent	6,853,259	Ring oscillator dynamic adjustments for auto calibration	8/15/2001	2/8/2005	8/15/2021
M-RED	US Patent	7,068,557	Ring oscillator dynamic adjustments for auto calibration	1/25/2005	6/27/2006	8/15/2021
M-RED	US Patent	7,209,401	Ring oscillator dynamic adjustments for auto calibration	5/2/2006	4/24/2007	8/15/2021
M-RED	US Patent	6,221,682	Method and apparatus for evaluating a known good die using both wire bond and flip-chip interconnects	5/28/1999	4/24/2001	5/28/2019
M-RED	US Patent	RE43,607	Method and apparatus for evaluating a known good die using both wire bond and flip-chip interconnects	5/31/2007	8/28/2012	12/31/2019
M-RED	US Patent	6,177,843	Oscillator circuit controlled by programmable logic	5/26/1999	1/23/2001	5/26/2019
M-RED	US Patent	6,628,171	Method, architecture and circuit for controlling and/or operating an oscillator	1/23/2001	9/30/2003	5/26/2019
M-RED	US Patent	6,831,690	Electrical sensing apparatus and method utilizing an array of transducer elements	12/7/1999	12/14/2004	12/7/2019
M-RED	US Patent	7,511,754	Electrical sensing apparatus and method utilizing an array of transducer elements	10/26/2004	3/31/2009	2/7/2022
M-RED	US Patent	6,498,399	Low dielectric-constant dielectric for etchstop in dual damascene backend of integrated circuits	9/8/1999	12/24/2002	9/8/2019
M-RED	US Patent	6,744,311	Switching amplifier with voltage-multiplying output stage	4/23/2002	6/1/2004	4/23/2022
M-RED	US Patent	6,646,465	Programmable Logic Device Including Bi-Directional Shift Register	2/7/2002	11/11/2003	2/7/2022

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,721,310	Multiport non-blocking high capacity atm and packet switch	11/2/2001	4/13/2004	11/2/2021
M-RED	US Patent	6,456,183	Inductor for Integrated Circuit	2/24/2000	9/24/2002	2/24/2020
M-RED	US Patent	6,838,970	Inductor for Integrated Circuit	7/26/2002	1/4/2005	9/30/2020
M-RED	US Patent	6,459,135	Monolithic Integrated Circuit Incorporating An Inductive Component And Process For Fabricating Such An Integrated Circuit	3/15/2000	10/1/2002	3/15/2020
M-RED	US Patent	6,388,322	Article comprising a mechanically compliant bump	1/17/2001	5/14/2002	1/17/2021
M-RED	US Patent	6,458,411	Method of making a mechanically compliant bump	10/5/2001	10/1/2002	1/17/2021
M-RED	US Patent	6,506,648	Method of fabricating a high power RF field effect transistor with reduced hot electron injection and resulting structure	9/2/1998	1/14/2003	6/27/2019
M-RED	US Patent	6,735,422	Calibrated DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/2/2000	5/11/2004	10/2/2020
M-RED	US Patent	6,674,998	System and method for detecting and correcting phase error between differential signals	12/21/2000	1/6/2004	10/2/2020
M-RED	US Patent	6,891,440	Quadrature oscillator with phase error correction	12/21/2000	1/6/2004	8/8/2022
M-RED	US Patent	6,763,228	Precision automatic gain control circuit	12/21/2001	7/13/2004	10/3/2021
M-RED	US Patent	6,748,200	Automatic gain control system and method for a ZIF architecture	4/4/2003	6/8/2004	10/2/2020
M-RED	US Patent	RE42,799	Packet acquisition and channel tracking for a wireless communication device configured in a zero intermediate frequency architecture	6/27/2008	10/4/2011	1/22/2023
M-RED	US Patent	6,560,448	DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/2/2000	5/6/2003	8/29/2021
M-RED	US Patent	6,448,910	Method and apparatus for convolution encoding and viterbi decoding of data that utilize a configurable processor to configure a plurality of re-configurable processing elements	3/26/2001	9/10/2002	3/26/2021
M-RED	US Patent	7,127,588	Apparatus and method for an improved performance VLIW processor	12/5/2000	10/24/2006	3/17/2022
M-RED	US Patent	6,757,752	Micro Controller Development System	1/14/2002	6/29/2004	1/14/2022
M-RED	US Patent	6,509,646	Apparatus For Reducing An Electrical Noise Inside A Ball Grid Array Package	5/22/2000	1/21/2003	5/22/2020
M-RED	US Patent	6,365,970	Bond Pad Structure And Its Method Of Fabricating	12/10/1999	4/2/2002	12/10/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,912,601	Method of programming PLDs using a wireless link	6/28/2000	6/28/2005	5/11/2022
M-RED	US Patent	6,496,054	Control signal generator for an overvoltage-tolerant interface circuit on a low voltage process	5/9/2001	12/17/2002	5/9/2021
M-RED	US Patent	6,194,279	Fabrication method for gate spacer	6/28/1999	2/27/2001	6/28/2019
M-RED	US Patent	6,281,554	Electrostatic discharge protection circuit	3/20/2000	8/28/2001	3/20/2020
M-RED	US Patent	6,657,263	MOS transistors having dual gates and self-aligned interconnect contact windows	6/28/2001	12/2/2003	3/24/2020
M-RED	US Patent	6,461,908	Method of manufacturing a semiconductor device	4/10/2001	10/8/2002	4/10/2021
M-RED	US Patent	6,737,995	Clock and data recovery with a feedback loop to adjust the slice level of an input sampling circuit	4/10/2002	5/18/2004	4/18/2022
M-RED	US Patent	6,747,522	Digitally controlled crystal oscillator with integrated coarse and fine control	5/3/2002	6/8/2004	5/17/2022
M-RED	US Patent	6,275,116	Method, circuit and/or architecture to improve the frequency range of a voltage controlled oscillator	6/8/1999	8/14/2001	6/8/2019
M-RED	US Patent	6,608,763	Stacking system and method	9/15/2000	8/19/2003	5/24/2021
M-RED	US Patent	6,404,043	Panel stacking of BGA devices to form three-dimensional modules	6/21/2000	6/11/2002	6/21/2020
M-RED	US Patent	6,472,735	Three-dimensional memory stacking using anisotropic epoxy interconnections	4/5/2001	10/29/2002	6/27/2020
M-RED	US Patent	6,544,815	Panel stacking of BGA devices to form three-dimensional modules	8/6/2001	4/8/2003	6/21/2020
M-RED	US Patent	6,566,746	Panel stacking of BGA devices to form three-dimensional modules	12/14/2001	5/20/2003	6/21/2020
M-RED	US Patent	6,878,571	Panel stacking of BGA devices to form three-dimensional modules	12/11/2002	4/12/2005	4/30/2021
M-RED	US Patent	6,627,984	Chip stack with differing chip package types	7/24/2001	9/30/2003	7/24/2021
M-RED	US Patent	6,908,792	Chip stack with differing chip package types	10/3/2002	6/21/2005	2/21/2022
M-RED	US Patent	6,205,524	Multimedia arbiter and method using fixed round-robin slots for real-time agents and a timed priority slot for non-real-time agents	9/16/1998	3/20/2001	9/16/2018
M-RED	US Patent	6,157,978	Multimedia round-robin arbitration with phantom slots for super-priority real-time agent	1/6/1999	12/5/2000	9/16/2018
M-RED	US Patent	6,117,750	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively	12/21/1998	9/12/2000	12/21/2018

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,429,098	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively, and multilayer products obtained	9/11/2000	8/6/2002	12/21/2018
M-RED	US Patent	6,134,176	Disabling a defective element in an integrated circuit device having redundant elements	11/24/1998	10/17/2000	11/24/2018
M-RED	US Patent	6,366,998	Reconfigurable functional units for implementing a hybrid vliw-simd programming model	10/14/1998	4/2/2002	10/14/2018
M-RED	US Patent	6,401,217	Method For Error Recognition In A Processor System	7/22/1998	6/4/2002	7/22/2018
M-RED	US Patent	6,169,028	Method for fabricating metal interconnected structure	1/26/1999	1/2/2001	1/26/2019
M-RED	US Patent	6,190,981	Method for fabricating metal oxide semiconductor	2/3/1999	2/20/2001	2/3/2019
M-RED	US Patent	6,130,823	Stackable ball grid array module and method	2/1/1999	10/10/2000	2/1/2019
M-RED	US Patent	6,208,004	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	8/19/1998	3/27/2001	8/19/2018
M-RED	US Patent	6,479,362	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	2/14/2001	11/12/2002	8/19/2018
M-RED	Korean Patent	KR10-0796825	Method of manufacturing a semiconductor device	4/3/2001	6/24/2009	4/3/2021
M-RED	British Patent	GB0930382	Process for obtaining a layer of single crystal germanium or silicon on single crystal silicon or germanium substrate respectively, and multilayer products thus obtained	12/9/1998	8/21/2002	12/9/2018
M-RED	Italian Patent	IT0930382	Process for obtaining a layer of single crystal germanium or silicon on single crystal silicon or germanium substrate respectively, and multilayer products thus obtained	12/9/1998	8/21/2002	12/9/2018
M-RED	Korean Patent	KR10-0633947	Method of fabricating a high power rf field effect transistor with reduced hot electron injection and resulting structure	8/17/1999	10/4/2006	8/17/2019
M-RED	French Patent	FR2791470	Monolithic Integrated Circuit Comprising An Inductor And A Method Of Fabricating The Same	3/23/1999	6/1/2001	3/23/2019
M-RED	French Patent	FR2790328	Inductive Component, Integrated Transformer, In Particular For A Radio Frequency Circuit, And Associated Integrated Circuit With Such Inductive Component Or Integrated Transformer	2/26/1999	4/20/2001	2/26/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration*
M-RED	Japanese Patent	JP4846167	Method of manufacturing a semiconductor device	4/3/2001	10/21/2011	4/3/2021
M-RED	Japanese Patent	JP5051939	Electric sensor device, method for generating electric signal from array of converter element	12/5/2000	8/3/2012	12/5/2020
AMI	US Patent	8,280,014	System and method for associating audio clips with objects	11/29/2006	10/02/2012	11/08/2030
AMI	US Patent	9,088,667	System and method for associating audio clips with objects	09/06/2012	07/21/2015	06/30/2027
AMI	US Patent	10,033,876	System and method for associating audio clips with objects	06/02/2015	07/24/2018	11/29/2026
AMI	US Patent	10,348,909	System and method for associating audio clips with objects	06/18/2018	07/09/2019	11/29/2026
AMI	US Patent	10,938,995	System and method for associating audio clips with objects	05/23/2019	03/02/2021	11/29/2026
AMI	US Patent Application	17/162,354	System and method for associating audio clips with objects	01/29/2021	n/a	n/a
PLL	US Patent	7,761,371	Analyzing a credit counseling agency	07/19/2007	07/20/2010	10/19/2020
PLL	US Patent	7,827,097	System for transferring an inbound communication to one of a plurality of credit-counseling agencies	10/19/2000	11/02/2010	10/23/2024
PLL	US Patent	7,860,785	Communication system to automatically refer an inbound communication	07/19/2007	12/28/2010	10/19/2020
PLL	US Patent	8,209,257	System for transferring an inbound communication to one of a plurality of credit-counseling agencies	11/01/2010	06/26/2012	11/27/2020
PLL	US Patent	8,725,630	Method of processing a phone call	06/25/2012	05/13/2014	10/19/2020
PLL	US Patent	9,948,771	Using an interactive voice response apparatus	05/12/2014	04/17/2018	12/23/2022
PLL	US Patent	10,230,840	Method of using an apparatus processing phone call routing	05/12/2014	03/12/2019	01/05/2022
PLL	US Patent	10,735,582	Apparatus processing phone calls	03/11/2019	08/04/2020	10/19/2020

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration*
TLL	US Patent	8,327,441	System and method for application attestation	2/17/2012	12/4/2012	2/17/2032
TLL	US Patent	8,776,180	Systems and methods for using reputation scores in network services and transactions to calculate security risks to computer systems and platforms	7/27/2012	7/8/2014	7/27/2032
TLL	US Patent	8,850,517	Runtime risk detection based on user, application, and system action sequence correlation	1/15/2013	9/30/2014	1/15/2033
TLL	US Patent	8,850,588	Systems and methods for providing Mobile security based on dynamic Attestation	7/27/2012	9/30/2014	7/27/2032
TLL	US Patent	8,990,948	Systems and methods for orchestrating runtime operational integrity	7/27/2012	3/24/2015	7/27/2032
TLL	US Patent	9,027,125	Systems and methods for network flow remediation based on risk correlation	7/27/2012	5/5/2015	7/27/2032
TLL	US Patent	9,092,616	Systems and methods for threat identification and remediation	7/27/2012	7/28/2015	7/27/2032
TLL	US Patent	7565549	System and method for the managed security control of processes on a computer system	7/3/2007	7/21/2009	7/3/2027
TLL	US Patent	7673137	System and method for the managed security control of processes on a computer system	1/3/2003	3/2/2010	1/3/2023
TLL	US Patent	8150958	Methods, systems and computer program products for disseminating status information to users of computer resources	5/5/2004	4/3/2012	5/5/2024
TLL	US Patent	8955038	Methods and systems for controlling access to computing resources based on known security vulnerabilities	8/16/12	2/10/2015	8/16/2032
TLL	US Patent	9608997	Methods and systems for controlling access to computing resources based on known security vulnerabilities	2/10/2015	3/28/2017	2/10/2035

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration*
TLL	US Patent	9923918	Methods and systems for controlling access to computing resources based on known security vulnerabilities	3/27/2017	3/20/2018	3/27/2037
TLL	Korean Patent	20090075861	On demand virus scan	12/4/2007	n/a	n/a
TLL	US Patent	8572738	On demand virus scan	12/7/2006	10/29/2013	12/7/2026
TLL	US Patent	6842796	Information extraction from documents with regular expression matching	7/3/2001	1/11/2005	7/3/2021
TLL	US Patent	6928549	Dynamic intrusion detection for computer systems	7/9/2001	8/9/2005	7/9/2021
TLL	US Patent	8180941	Mechanisms for priority control in resource allocation	12/4/2009	5/15/2012	12/4/2029
TLL	US Patent	8055996	Lightweight form pattern validation	11/13/2003	11/8/2011	11/13/2023
TLL	US Patent	8086835	Rootkit detection	6/4/2007	12/27/2011	6/4/2027
TLL	US Patent	8127356	System, method and program product for detecting unknown computer attacks	8/27/2003	2/28/2012	8/27/2023
TLL	US Patent	8135958	Method, system, and apparatus for dynamically validating a data encryption operation	11/22/2005	3/13/2012	11/22/2025
TLL	US Patent	8140853	Mutually excluded security managers	7/1/2008	3/20/2012	7/1/2028
TLL	US Patent	8171533	Managing web single sign-on applications	9/29/2008	5/1/2012	9/1/2028
TLL	US Patent	8819419	Method and system for dynamic encryption of a URL	4/3/2003	8/26/2014	4/3/2023
TLL	US Patent	9118634	Dynamic encryption of a universal resource locator	7/2/2014	8/25/2015	7/2/2034
TLL	US Patent	9628453	Dynamic encryption of a universal resource locator	6/10/2015	4/18/2017	6/10/2035
TLL	US Patent	9860251	Dynamic encryption of a universal resource locator	1/30/2017	1/2/2018	1/30/2037
TLL	US Patent	8769126	Expanded membership access control in a collaborative environment	6/24/2004	7/1/2014	7/1/2018
TLL	European Patent	EP2727042	Rules based actions for mobile device management	7/2/2012	4/6/2016	7/2/2032
TLL	US Patent	9071518	Rules based actions for mobile device management	7/2/2012	6/30/2015	7/2/2032
STX	US Patent	7,592,532	Method and Apparatus for Remote Voice-over or Music Production and Management	9/27/2005	9/22/2009	4/25/2026
STX	US Patent	9,635,312	Method and Apparatus for Remote Voice-over or Music Production and Management	12/11/2015	4/25/2017	9/27/2025
STX	US Patent	10,726,822	Method and Apparatus for Remote Digital Content Monitoring and Management	4/24/2017	7/28/2020	9/27/2025
STX	US Application	16/940,157	Method and Apparatus for Remote Digital Content Monitoring and Management	7/27/2020	n/a

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration*
MML	US Patent	7,725,116	Techniques for combining voice with wireless text short message services	11/25/2006	5/25/2010	9/17/2026
MML	US Patent	7,929,949	Interactive multimodal messaging	2/3/2009	4/19/2011	2/3/2029
MML	US Patent	8,107,978	Addressing voice SMS messages	3/27/2008	1/31/2012	3/27/2028
MML	US Patent	8,688,150	Methods for identifying messages and communicating with users of a multimodal message service	8/12/2005	4/1/2014	2/16/2029
MML	US Patent	9,185,227	Sender driven call completion system	12/12/2013	11/10/2015	12/12/2033
MML	US Patent	9,520,851	Predictive automatic gain control in a media processing system	3/12/2015	12/13/2016	6/9/2035
MML	US Patent	9,532,191	Multi-modal transmission of early media notifications	5/17/2013	12/27/2016	5/17/2033
MML	US Patent	9,686,324	System and method for establishing communication links between mobile devices	2/27/2014	6/20/2017	5/1/2034
MML	US Patent	10,552,030	Multi-Gesture Media Recording System	10/11/2013	2/4/2020	7/5/2035
MML	US Patent	10,884,609	Multi-Gesture Media Recording System	1/7/2020	1/5/2021	10/11/2033
MML	US Application	17/117,114	Multi-Gesture Media Recording System	12/10/2020	4/1/2021	n/a
LSC	US Patent	6,549,988	Data storage system comprising a network of PCs and method using same	1/22/1999	4/15/2013	1/22/2019
LSC	US Patent	8,225,002	Data storage and data sharing in a network of heterogeneous computers	3/5/2003	7/17/2012	1/22/2019
LSC	US Patent	9,811,463	Apparatus Including an I/O Interface and a Network Interface and Related Method of Use	2/23/2017	11/7/2017	1/22/2019
LSC	US Patent	10,154,092	Data Sharing Using Distributed Cache in a Network of Heterogeneous Computers	1/15/2016	12/11/2018	1/15/2016

*	Subject to any terminal disclaimer or patent term extension

Research and Development

We did not incur research and development expenses during 2021 or 2020.

Consulting Contracts

On February 22, 2021, we entered into advisory service agreement with three consultants pursuant to which they will provide services to us in connection with the development of our business. The agreements have a term of ten years and may be terminated by us for cause or upon the death or disability of the consultants.

Pursuant to the agreements with two of the consultants, the compensation payable to each of them consists of a restricted stock grant of 10,000,000 shares of Common Stock which vested in full immediately upon issuance and a ten-year option to purchase a total of 30,000,000 shares of Common Stock, which become exercisable cumulatively as follows:

●	10,000,000 shares at an exercise price of $0.01 per share becoming exercisable upon the commencement of trading of our common stock on the OTCQB which occurred on May 7, 2021.

●	10,000,000 shares at an exercise price of $0.03 per share, becoming exercisable on the first day on which we file with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

●	10,000,000 shares at an exercise price of $0.05 per share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Pursuant to the agreement with the third consultant, the compensation payable to him consists of a restricted stock grant of 10,000,000 shares of Common Stock which immediately vests in full and a ten-year option to purchase 30,000,000 shares of Common Stock, which becomes exercisable cumulatively as follows:

●	10,000,000 shares at an exercise price of $0.01 per share which became exercisable on February 22, 2022, which was the first anniversary of the date of the agreement;

●	10,000,000 shares at an exercise price of $0.03 per share upon the second anniversary of the date of the agreement; and

●	10,000,000 shares at an exercise price of $0.05 per share upon the third anniversary of the date of the agreement.

Employees

As of March 31, 2022, we have no employees other than our two officers, only one of whom, Mr. Jon Scahill, our chief executive officer and president, is full time. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through December 31, 2021, we generated a cumulative loss of approximately $25.4 million on cumulative revenues of less than $23.3 million, and our losses are continuing. We did not generate any revenue during the fourth quarter of 2020 or during the first three quarters of 2021. Our total assets were approximately $817,000 at December 31, 2021, of which approximately $539,000 represented the book value of patents we acquired from AI in October of 2021. At December 31, 2021, we had a working capital deficiency of approximately $8.1 million.

We did not generate any revenue during the fourth quarter of 2020 or the first three quarters of 2021. During the fourth quarter of 2020 and the first three quarters of 2021, we did not generate any revenue. Because we were in default under our loans to Intelligent Partners (as successor to United Wireless), with Intelligent Partners having the ability to declare a default on our notes in the principal amount of $4,672,810, with the possibility of our seeking protection under the Bankruptcy Act, we ceased our monetization activities, since no counsel would represent us on a contingent basis in view of the default and possible bankruptcy, and devoted our efforts in negotiating the agreements with QFL and Intelligent Partners. We resumed our monetization activities following in February 2021 after we entered into our agreements with QFL and Intelligent Partners. However, the intellectual property monetization cycle is lengthy and may be unsuccessful. Monetization activities initiated may take several quarters to generate revenues if ever.

Our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2021. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a going concern qualification in their report on our financial statements for the year ended December 31, 2021.

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

The terms of our agreements with QFL and Intelligent Partners may make it difficult for us to generate cash flow from our operations. Although we have an agreement with QFL pursuant to which QFL agreed to make available to us a financing facility of (i) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which we have received $2,210,000 as of March 15, 2022; (ii) up to $2,000,000 for operating expenses from which the Company may, at its discretion, draw up to $200,000 per calendar quarter, of which we have drawn down $1,200,000 as of March 15, 2022, and (iii) $1,750,000 which was used to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. Pursuant to the QFL agreement, QFL receive all proceeds payable to us from the monetization of those patents which have been financed by QFL until QFL has received its negotiated rate of return, then we and QFL share equally in the proceeds from monetization until QFL has received its investment return and thereafter we receive all of the net proceeds. Pursuant to our restructure agreement with Intelligent Partners, we have an obligation to pay TMPO totaling $2,805,000. Under our amended monetization proceeds agreements with Intelligent Partners, we pay Intelligent Partners 60% of the net monetization proceeds from associated intellectual property portfolios. Further, until we have paid Intelligent Partners a total of $2,805,000 under all of the monetization proceeds agreements, for net proceeds between $0 and $1,000,000 we are to pay Intelligent Partners 10% of the net proceeds realized from new assets acquired by us, provided, that, if, in any calendar quarter, our net proceeds realized exceed $1,000,000, Intelligent Partner’s entitlement for that quarter shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000, and if in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter shall increase to 50% on the portion of net proceeds in excess of $3,000,000. These payments come from our share of the proceeds after QFL has recovered its negotiated rate of return. In these agreements, the monetization proceeds is determined after payment of contingent legal fees and certain other expenses, including payments due by us to as part of the purchase price for intellectual property rights. We cannot assure you that, as a result of these provisions, that we will generate any meaningful cash flow from the intellectual property we acquire. If we do not generate sufficient cash flow from our monetization activities, we may not be able to fund our operations or continue in business.

Our business may be impaired by the effects of the COVID-19 pandemic and the effects of the response to the pandemic. Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown affected the court system courts operating on a reduced schedule. As a result, even though many court are operating on a near normal schedule, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. In addition, the effect of the COVID-19 and new variants and subvriants the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim.

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

Any equity funding we obtain may result in significant dilution to our stockholders. Because of our financial position, our continuing losses and our negative working capital from operations, we do not expect that we will be able to obtain any debt financing for our operations. Our stock price has generally been trading at a price which is less than $0.02 per share for more than the past two years. As a result, it will be very difficult for us to raise funds in the equity markets. However, in the event that we are able to raise funds in the equity market, the sale of shares would result in significant dilution to the present stockholders, and even a modest equity investment could result in the issuance of a very significant number of shares.

Risks Relating to Monetizing our Intellectual Property Rights

We may not be able to monetize our intellectual property portfolios. Although our business plan is to generate revenue from our intellectual property portfolios, we have not been successful in generating any significant positive cash flow from our portfolios, we have not generated any revenues from several of our intellectual property portfolios and we have ceased allocating resources toward the monetization of several of our portfolios. We cannot assure you that we will be able to generate any significant revenue from our existing portfolios or that we will be able to acquire new intellectual property rights that will generate significant revenue.

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

Our inability to acquire intellectual property portfolios will impair our ability to generate revenue and develop our business. We do not have the personnel to develop patentable technology by ourselves. Thus, we need to depend on acquiring rights to intellectual property and intellectual property portfolios from third parties on an ongoing basis. In acquiring intellectual property rights, there are delays in (i) identifying the intellectual property which we may want to acquire, (ii) negotiating an agreement with the owner or holder of the intellectual property rights, and (iii) generating revenue from those intellectual property rights which we acquire. During these periods, we will continue to incur expenses with no assurance that we will generate revenue. We currently hold intellectual property portfolios from which we have not generated any revenue to date, and we cannot assure you that we will generate revenue from our existing intellectual property portfolios or any additional intellectual properties which we may acquire.

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

Although we have a funding agreement with QFL, there is no assurance that we QFL will provide funding for portfolios we are looking to acquire or that we will generate revenue from any funded litigation. Although the funding source makes its evaluation as to the likelihood of success, patent litigation is very uncertain, and we cannot assure you that, we will obtain litigation funding or that, if we obtain litigation funding, we will be successful or that any recovery we may obtain will generate any significant positive cash flow from operations for us.

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

Because of our financial condition and our having generated a loss from operations in 2021 and 2020 from our existing portfolios, we may not be able to obtain intellectual property rights to the most advanced technologies. In order to generate meaningful revenues from intellectual property rights, we need to be able to identify, negotiate rights to and offer technologies for which there is a developing market. Because of our financial condition and the terms under which we obtain financing for our litigation, we may be unable to negotiate rights to technology for which there which will be a strong developing market, or, if we are able to negotiate agreements for such intellectual property, the terms of our purchase or license may not be favorable to us. Accordingly, we cannot assure you that we will be able to acquire intellectual property rights to the technology for which there is a strong market demand.

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

Our intellectual property monetization cycle is lengthy and costly and may be unsuccessful. We expect to incur significant marketing, legal and sales expenses prior to entering into monetization events that generate revenue and cash flow from operations for us. We will also spend considerable resources educating potential licensees on the benefits of entering into an agreement with us that may include a non-exclusive license for future use of our intellectual property rights. Thus, we may incur significant losses in any particular period before any associated revenue stream begins. If our efforts to convince potential licensees of the benefits of a settlement arrangement are unsuccessful, we may need to continue with the litigation process or other enforcement action to protect our intellectual property rights and to realize revenue from those rights. We may also need to litigate to enforce the terms of existing agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

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

Legislation, regulations or rules related to obtaining patents or enforcing patents could significantly increase our operating costs and decrease our revenue. We may apply for patents and may spend a significant amount of resources to enforce those patents. If legislation, regulations or rules are implemented either by Congress, the United States Patent and Trademark Office, or the courts that impact the patent application process, the patent enforcement process or the rights of patent holders, these changes could negatively affect our expenses and revenue. For example, new rules regarding the burden of proof in patent enforcement actions could significantly both increase the cost of our enforcement actions and make it more difficult to sign licenses without litigation, changes in standards or limitations on liability for patent infringement could negatively impact our revenue derived from such enforcement actions, and any rules requiring that the losing party pay legal fees of the prevailing party could also significantly increase the cost of our enforcement actions. United States patent laws were amended with the enactment of the Leahy-Smith America Invents Act, or the America Invents Act, which took effect on March 16, 2013. The America Invents Act includes a number of significant changes to U.S. patent law. In general, the legislation attempts to address issues surrounding the enforceability of patents and the increase in patent litigation by, among other things, establishing new procedures for patent litigation. For example, the America Invents Act changes the way that parties may be joined in patent infringement actions, increasing the likelihood that such actions will need to be brought against individual parties allegedly infringing by their respective individual actions or activities. The America Invents Act and its implementation increases the uncertainties and costs surrounding the enforcement of our patented technologies, which could have a material adverse effect on our business and financial condition. In addition, the U.S. Department of Justice has conducted reviews of the patent system to evaluate the impact of patent assertion entities on industries in which those patents relate. It is possible that the findings and recommendations of the Department of Justice could impact the ability to effectively license and enforce standards-essential patents and could increase the uncertainties and costs surrounding the enforcement of any such patented technologies.

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

As intellectual property enforcement litigation becomes more prevalent, it may become more difficult for us to voluntarily license our intellectual property. We believe that the more prevalent intellectual property enforcement actions become, the more difficult it will be for us to voluntarily license our intellectual property rights, and we generally have not been successful in negotiating licenses without litigation. As a result, we may need to increase the number of our intellectual property enforcement actions to cause infringing companies to license the intellectual property or pay damages for lost royalties.

Weak global economic conditions may cause potential licensees to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results. Our business depends significantly on strong economic conditions that would encourage potential licensees to enter into license agreements for our intellectual property rights. The United States and world economies have recently experienced weak economic conditions and the recent Russian invasion in Ukraine has exacerbated these conditions, including those resulting from inflation and supply line issues. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material adverse effect on the willingness of parties infringing on our assets to enter into settlements or other revenue generating agreements voluntarily.

If we are unable to adequately protect our intellectual property, we may not be able to compete effectively. Our ability to compete depends in part upon the strength of the intellectual property and intellectual property rights that we own or may hereafter acquire in our technologies, brands and content and our ability to protect such intellectual property rights. We rely on a combination of patent and intellectual property laws and agreements to establish and protect our patent, intellectual property and other proprietary rights. The efforts we take to protect our patents, intellectual property and other proprietary rights may not be sufficient or effective at stopping unauthorized use of our patents, intellectual property and other proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which we have rights. There may be instances where we are not able to protect or utilize our patent and other intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our patent assets and intellectual property and other proprietary rights from unauthorized use, the value of those assets may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products as those covered by our intellectual property rights. In addition, protecting our intellectual property and intellectual property rights is expensive and diverts our critical and limited managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be impaired. Commencing legal proceedings to enforce our intellectual property rights is burdensome and expensive. In addition, our intellectual property rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. We also rely on trade secrets and contract law to protect some of our intellectual property rights. We will enter into confidentiality and invention agreements with our employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to our un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Risks Concerning our Common Stock

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the OTCQB market under the symbol “QPRC.” The OTCQB market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTCQB “is for early-stage and developing U.S. and international companies. To be eligible, companies must be current in their reporting and undergo an annual verification and management certification process. Companies must meet $0.01 bid test and may not be in bankruptcy.” There is a limited trading market for our common stock and our common stock has frequently traded for less than $0.02. From August 28, 2020 to May 7, 2021 our common stock was delisted from the OTCQB and traded on the OTC Pink because our stock price fell below $0.01 per share for more than 30 consecutive trading days. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

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

Our stock price may be volatile and your investment in our common stock could suffer a decline in value. As of the date of this annual report, there has only been limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

●	the effect of the COVID-19 pandemic and the response to the pandemic on the market both generally and on penny stocks;

●	the market’s perception as to our ability to generate positive cash flow or earnings from our intellectual property portfolios;

●	changes in our or securities analysts’ estimate of our financial performance;

●	our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	the market’s perception of the effects of legislation or court decisions on our business;

●	the market’s perception that a defendant may obtain a judgement against a subsidiary and foreclose on the intellectual property of the subsidiary, which may result in a default under our agreement with QFL and, even if a default is not claimed, QFL may not provide financing for us;

●	the effects or perceived effects of the potential convertibility of convertible notes issued by us;

●	the results or anticipated results of litigation by or against us;

●	the anticipated or actual results of our operations;

●	events or conditions relating to the enforcement of intellectual property rights generally;

●	changes in market valuations of other intellectual property marketing companies;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	the market’s perception or our ability to continue to make our filings with the SEC in a timely manner;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other matters not within our control.

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

Because we have a classified board of directors, it may be more difficult for a third party to obtain control of us. As a result of the approval by our stockholders of our amended and restated certificate of incorporation, our board of directors is a classified board, which means that at each annual meeting, the stockholder will vote for only one-third of the board. A classified board of directors may make it more difficult for a third party to gain control of us which may affect the opportunity of our stockholders to receive any potential benefit which could be available from a third party seeking to obtain control over us.

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

Stockholders of Record

As of March 22, 2022, we had 417 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2021.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted- average exercise price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a) (#)
As of December 31, 2021
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (1)	90,000,000	$—	176,000,000
Total	90,000,000	$—	176,000,000

A summary of the status of our equity grants and changes is set forth below:

(1)	On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan (the “Plan”) pursuant to which we can issue up to 150,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. On February 19, 2021, the board of directors amended the Plan increasing the shares we can issue under the plan to 500,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives, and the amendment to the Plan became effective upon the closing of the agreements with QFL, which was February 22, 2021. At December 31, 2021, 176,000,000 shares are available under the plan.

In connection with the increase in the shares of common stock issuable pursuant to the plan, the board in 2021;

●	granted restricted stock grants for 10,000,000 shares, which vested immediately, to each of three consultants pursuant to agreements with the consultants;

●	granted restricted stock grants for a total of 69,000,000 shares to our directors, Jon C. Scahill (49,000,000 shares), Timothy J. Scahill (10,000,000 shares) and Dr. William R. Carroll (10,000,000 shares) as compensation for services rendered;

●	granted a restricted stock grant to Ryan T. Logue for 5,000,000 shares upon his acceptance of his appointment as a director;

●	granted ten-year non-qualified stock options to purchase 30,000,000 shares to each of three consultants pursuant to agreements with the consultants, the options to vest as provided in their agreements;

●	granted a ten-year non-qualified stock option to purchase 60,000,000 shares to Jon C. Scahill, which vest in installments as described under Item 11. Executive Compensation.

Recent sales of unregistered securities.

We did not sell any unregistered securities during since the beginning of the year ended December 31, 2021 other than issuances that were reported in our SEC filings.

ITEM 6. [RESERVED]

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

Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we recognize revenue when we enter into the agreement pursuant to which we are to receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us for a continuing stream of revenue, to date we have not been successful in doing so, and we cannot give you any assurance that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenues can, and are likely to, vary significantly from quarter to quarter and year to year. Our gross profit from license fees reflects any royalties which we pay in connection with our license, including contingent legal fees and the portion of the recovery payable to QFL and Intelligent Partners.

Our agreements with our funding sources have typically provided that the funding source pay the litigation costs and receive a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. To the extent that our counsel represents us on a contingent fee basis, our recovery would also be reduced by the percentage of the settlement payable to counsel. From September 2015 until December 2021, under our agreements with QFL and Intelligent Partners, as the assignee of United Wireless, and under the terms of our agreements to purchase certain intellectual property portfolios, a portion of our recovery may be payable to Intelligent Partners or the seller of the intellectual property rights. All of these payments, which are reflected as cost of revenues, significantly reduce the net payment to us.

Agreements with QFL and Intelligent Partners

On February 22, 2021, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which $1,150,000 had been advanced at December 31, 2021 and $2,210,000 has been advanced at March 31, 2022; (b) up to $2,000,000 for operating expenses, of which $1,000,000 had been advanced at December 31, 2021 and $1,200,000 has been advanced at March 31, 2022; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners, which was paid to Intelligent Partners at the closing. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. Our obligations to QFL are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. We also granted QFL a ten-year warrant to purchase a total of up to 96,246,246 shares of our common stock, with an exercise price of $0.0054 per share which may be exercised from February 19, 2021 through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis) at the date of such exercise. A portion of any gain from the sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants and certain board observation rights. Pursuant to the Purchase Agreement, the all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

Contemporaneously with the execution of the agreement with QFL, we entered into a restructure agreement with Intelligent Partners to eliminate any obligations we had with respect to the outstanding notes and the securities purchase agreement. As part of the restructure of our agreements with Intelligent Partners, we amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire. Under these MPAs, Intelligent Partners receives a 60% interest in the proceeds from our intellectual property owned by the eight Subsidiary Guarantors. Intelligent Partners also participates in the monetization proceeds from new intellectual property that we acquire until the total payments under all the monetization participation agreements equal $2,805,000, as follows: for net proceeds between $0 and $1,000,000, Intelligent Partners receives 10% of the net proceeds realized from new patents, except that if, in any calendar quarter, net proceeds realized by us exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. The payments with respect to the new patents terminate once total payments to Intelligent Partners under all monetization participation agreements reach $2,805,000. The payments to Intelligent Partners with respect new patents are payable from the proceeds which are allocated to us under the QFL agreements, which start after QFL has received a negotiated rate of return.

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

In December 2018, we entered into a funding agreement whereby a third party agreed to provide funds to us to enable us to support our structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third party receives an interest in the proceeds from the programs, and we have no other obligation to the third party. As of December 31, 2021, the third-party funding source advanced $150,000 for costs and expenses, and has no further obligation to provide additional funds. Under the terms of the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds recovered. There are not pending actions.

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

At present, we are pursuing litigation with respect to several of our intellectual property portfolios. The actions are described in Item 1. Business. We cannot estimate when or whether we will receive any revenue from these litigations, or whether, in the event we do not prevail, the defendant will not obtain an award of legal fees against our plaintiff subsidiary which could result in the bankruptcy of the subsidiary and a default under our agreements with QFL and Intelligent Partners.

Restricted Stock Grants and Options

In February 2021, we issued restricted stock grants to consultants (30,000,000 shares) and to our officers and directors (74,000,000 shares) all of which vested immediately. The value of the shares is be reflected as non-cash compensation in 2021. Also in February 2021, we granted restricted stock options to consultants (90,000,000 shares) and to our chief executive officer (60,000,000 shares). With respect to two of the consultants and the chief executive officer the options become cumulatively exercisable as follows: 1/3rd at an exercise price of $0.01 per share, becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB; 1/3rd at an exercise price of $0.03 per share becoming exercisable on the first day on which we file with the SEC a Form 10-K or Form 10-Q with stockholders’ equity of at least $5,000,000; and 1/3rd at an exercise price of $0.05 per share on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange. We will incur non-cash compensation with respect to the value of the options, based of Black-Scholes valuation, as the options become exercisable.

Results of Operations

Years Ended December 31, 2021 and 2020

The following table shows the revenue and operating expenses for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020

Revenues (patent licensing fees)	$2,050,000	$5,488,088
Cost of revenue (litigation and licensing expenses)	1,314,928	4,692,969
Selling, general and administrative expenses	3,848,611	1,513,822
Total operating expenses	5,163,539	6,206,791
Loss from operations	(3,113,539)	(718,703)

Revenues for the year ended December 31, 2021 were $2,050,000, as compared with $5,488,088 in 2020, a decrease of $3,438,088, or approximately 63%. The decrease in 2021 principally reflects a decrease in patent licensing fees of $3,438,088, or 63%. Our licensing fees reflect the settlement of litigation for infringement of our patent rights. These fees are one-time fees, with the result that there is no continuity of revenues from period to period, and any revenue we generate in future periods will be solely dependent upon the results of pending and future litigation. We did not generate any revenue during the fourth quarter of 2020 or the first three quarters of 2021. We cannot assure you that we will generate any revenue from patent licensing fees in the future. The patent licensing fees of $2,050,000 in 2021 resulted from the licensing and settlements of the CXT Portfolio, the M-RED Portfolio, the Peregrin Portfolio and the Soundstreak Portfolio litigations. The patent licensing fees for 2020 resulted from licensing and settlements of Power Management/Bus Control Portfolio, the CXT Portfolio, the MRED Portfolio and the Financial Data Portfolio. Because we were in default under our loans to Intelligent Partners (as successor to United Wireless), with Intelligent Partners having the ability to declare a default on our notes in the principal amount of $4,672,810, with the possibility of our seeking protection under the Bankruptcy Act, we ceased our monetization activities, since no counsel would represent us on a contingent basis in view of the default and possible bankruptcy, and devoted our efforts in negotiating the agreements with QFL and Intelligent Partners. We resumed our efforts to monetize our intellectual property when we signed the agreements with QFL and Intelligent Partners in February 2021. Our revenue, at least in the near future if not longer, may be affected by factors relating to the COVID-19 pandemic and other domestic and international issues, including the Russian invasion of Ukraine.

Cost of revenues for 2021 was $1,314,928 which we incurred in connection with our pending litigations and fees we pay to litigation funding sources, legal counsel, prior owners and pursuant to monetization proceeds agreements in connection with CXT Portfolio, M-RED Portfolio, Peregrin Portfolio and Soundstreak Portfolio licenses. Cost of revenue for 2021 decreased approximately 72% from cost of revenue for 2020, reflecting the decline in revenue and the difference in the components of cost of revenue. Cost of revenue for 2020 was $4,692,969 of litigation and licensing fees paid to litigation funding sources and legal counsel in connection with the Power Management/Bus Control, the CXT Portfolio, the M-RED Portfolio and the Financial Data Portfolio licensing programs.

Selling, general, and administrative expenses for 2021 increased by approximately $2,335,000, or by approximately 154%, from approximately $1,514,000 in 2020 to approximately $3,849,000 in 2021. Our principal selling, general and administrative expense for 2021 was stock-based compensation of approximately $1,916,000 resulting from stock and options granted to officers, directors and consultants. We did not incur stock-based compensation in 2020. Our principal selling, general and administrative expense for 2020 was amortization expense of approximately $648,000 relating to amortization of our patent portfolios. Amortization expense for 2021 was approximately $1,160,000

Other income (expense) for 2021 included an approximately $730,000 loss on the extinguishment of debt, an approximately $306,000 loss on conversion of debt and warrant expense of approximately $1,155,000. The warrants issued to QFL were accounted for as liabilities and the warrant liability is fair valued at each reporting period. The change in fair market value between reporting periods is recorded as other income. Other income (expense) for 2021 included an increase in the fair value of the warrant liability of approximately $481,000. We realized a gain of approximately $275,000 on derivative liability in the comparable period of 2020, which related to our obligations under our agreements with Intellectual Partners as transferee of United Wireless. In connection with the termination of our obligations under the United Wireless notes, the associated derivative liability was settled and written off to additional paid in capital and commencing in 2021, we no longer have a derivative liability. See Note 4 of Notes to Consolidated Financial Statements.

Other income also reflects a gain on forgiveness of debt of approximately $3,593,000 for the year ended December 31, 2021 which represents the gain on resolution of the disputed and unpaid legal services performed our former legal counsel for services relating to the monetization of our intellectual property rights and the gain on forgiveness of debt resulting from amendment to our agreements with IV. The gain on forgiveness was offset by a loss on impairment of assets of approximately $1,652,000 associated with the write down of the Power Management/Bus Controller, CXT and M-RED portfolios resulting from our decision to no longer allocate resources to their monetization.

Other income also reflects interest expense of approximately $292,000 for the year ended December 31, 2021 which reflects the accrued interest payable on the principal amount of QFL facility. Interest expense for the year ended December 31, 2020 was approximately $804,000 which reflects the interest accrued on our note to Intelligent Partners. The decrease in interest expense reflects the termination of accrued interest upon maturity on our note to Intelligent Partners.

We had an income tax expense of approximately $2,000 for 2021 as compared with approximately $65,000 in 2020. The income tax expense in 2020 results primarily from foreign taxes paid with respect to certain of our settlement agreements.

As a result of the foregoing, we had a net loss of approximately $4,155,000, or $0.01 per share (basic and diluted) for 2021 compared to net loss of approximately $1,313,000, or $0.00 per share (basic and diluted), for 2020.

Liquidity and Capital Resources

At December 31, 2021, we had current assets of approximately $277,000, current liabilities of approximately $8,403,000. Our current liabilities include liabilities of $3,203,000 payable to QFL, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of $2,805,000 under the Restructure Agreement, which is only payable from money generated from the monetization of intellectual property, loans payable of $138,000 due to former directors and minority stockholders and accrued interest of approximately $492,000. As of December 31, 2021, we have an accumulated deficit of approximately $25,436,000 and a negative working capital of approximately $8,126,000. Other than salary to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC and the amortization of stock-based equity issued to consultants, which is a non-cash item. Because our agreements with our litigation funding sources do not require us to make any payments relating to the litigation, we do not incur expenses with respect to litigation covered by the funding sources. As of December 31, 2021, there was approximately $1,132,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of 8 years.

As a result of our restructure of our agreement with Intelligent Partners, the outstanding notes to Intelligent Partners were cancelled and replaced with agreements that provide for payments if we receive proceeds from our intellectual property as described above under “Agreements for QFL and Intelligent Partners.”

The following table shows the summary cash flows for the years ended December 31, 2021 and 2020:

	Year ended December 31,
	2021	2020
Cash flows from operating activities	$(49,673)	$(246,304)
Cash flows from investing activities	(1,150,000)	(95,000)
Cash flows from financing activities	1,216,651	51,968
Net increase (decrease) in cash	16,978	(289,336)
Cash at beginning of year	247,862	537,198
Cash at end of year	264,840	247,862

For 2021, we used approximately $50,000 in operations. Our cash flow used in operations for 2021 reflected our loss of approximately $4,155,000, which was offset principally by a loss on impairment of assets of approximately $1,652,000, stock based compensation of approximately $1,916,000, amortization of intangible assets of approximately $1,160,000, warrant expense of approximately $1,155,000, a decrease in accounts receivable of approximately $1,032,000, a decrease in accounts payable and accrued expenses of approximately $1,037,000, a loss on debt extinguishment of approximately $730,000, a loss on warrant liability of approximately $481,000 and a loss on conversion of debt of approximately $306,000, and increased by a gain on forgiveness of debt of approximately $1,850,000 and a gain on settlement of accounts payable of approximately $1,726,000.

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

Cash flow from financing activities in 2021 included proceeds from a third-party loan of approximately $3,900,000 offset by the payment of the purchase price of patents of approximately $924,000, payment of $1,750,000 of a loan from a related party from the proceeds of the third-party loan and the payment of $9,000 of a loan from a third party.

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

In 2021 and 2020, cash flow from investing activities included $1,150,000 and $95,000, respectively for the purchase of patents from third parties.

In 2021, non-cash investing and financing activities consisted of shares issued for conversion of debt of approximately $556,000, interest added to principal of approximately $6,000 and options granted for settlement of debt of approximately $598,000. In 2020, non-cash investing and financing activities consisted of resolution of derivative liability of $320,000 and interest added to principal of approximately $3,000.

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

In February 2021, we signed a funding agreement with QFL, as described in “Agreements with QFL and Intelligent Partners” above and in “Summary of Agreements with QFL” in Item 1. Business.

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

Principles of Consolidation

Our consolidated financial statements are prepared in accordance with US GAAP and present the financial statements of us and our wholly-owned subsidiaries. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

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

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. We recorded an allowance for doubtful accounts of $0 and $66,000 as of December 31, 2021 and December 31, 2020, respectively.

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

Patents include the cost of patents or patent rights (collectively “patents”) acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to twenty years. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

Impairment of long-lived assets

Long-lived assets are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. For the year ended December 31, 2021, the we recorded non-cash impairment charges of approximately $1,652,000 to write down finite lived intangible assets in the Power Management/Bus Controller, CXT and M-RED portfolios. See Note 6 of Notes to Consolidated Financial Statements.

Warrant liability

We reflect a warrant liability with respect to warrants for which number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period and the period to period change in the amount of warrant liability is reflected as a gain or loss in warrant liability and is include under other income (expense). See Note 4 of Notes to Consolidated Financial Statements.

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

Income Tax

We record revenues on a gross basis, before deduction for income taxes. We incurred income tax expenses of approximately $2,000 and $65,000 for the years ended December 31, 2021 and 2020, respectively.

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

Business Combinations

The acquisition of STX and LS Cloud Storage Technologies, LLC (“LSC”) were accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 provides, among other things, that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, the reporting entity shall account for the transaction or other event as an asset acquisition which are accounted for using a cost accumulation and allocation model under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed. The STX and LSC were recorded as asset acquisitions. See Note 9 of Notes to Consolidated Financial Statements.

Gain from Cancelation of Indebtedness

We recognized a gain from the elimination of liability for minimum cumulative net proceeds distributions constituting a portion of the purchase price due to the seller of two of our patent portfolios and the reduction of liability for legal services resulting from the settlement of our recorded obligation for unpaid legal services. See Note 3 of Notes to Consolidated Financial Statements.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

We have an accumulated deficit of approximately $25.4 million and negative working capital of approximately $8.1 million as of December 31, 2021. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, the possible effect of a judgement against one or more of our subsidiaries for legal fees; our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds in uncertain, and our use of the funds from funding sources relating to the monetization of our intellectual property may not be available for working capital purposes. Our financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On June 7, 2021, MaloneBailey, LLP (“MaloneBailey”) advised us that it was resigning, effective June 7, 2021, as the Company’s independent registered public accounting firm. During our two most recent fiscal years and any subsequent interim period through the date of such resignation, there were no disagreements with MaloneBailey on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of MaloneBailey would have caused them to make reference thereto in connection with their report on the financial statements for the years ended December 31, 2020 and 2019. Further, during such period, there were no reportable events of the type described in Item 304(a)(1)(v) of Regulation S-K, except for the material weaknesses described in Item 9A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2021, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2021, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer/chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2021, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2021.

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

Changes in Internal Control over Financial Reporting.

During the period ended December 31, 2021, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers, directors:

Name	Age	Position(s)
Jon C. Scahill	45	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	54	Chief technology officer and director
Dr. William Ryall Carroll	46	Director
Ryan T. Logue	41	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2021 and 2020, earned by or paid to our executive officers.

Name and Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards		Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation (3)	Total
		($)	($)	($)	($)		($)	($)	($)	($)
Jon Scahill,	2021	$300,000	-	588,000(1)	240,000	(2)	-	-	58,000	$1,186,000
CEO and President	2020	300,000	-	-	-		-	-	57,000	357,000

(1)	Represents the value of 49,000,000 shares granted Mr. Scahill in 2021
(2)	Represents the value of an option to purchase 20,000,000 shares of common stock
(3)	Represents the payments made by the Company under the SEP IRA adopted in March 2020

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

Pension Benefits

In March 2020, we adopted a SEP IRA plan for our employees pursuant to which we deposit into a SEP IRA account of each of our participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP presented to and reviewed by the directors of this Corporation. For the year ending December 31, 2021 the percentage was set at 19%. Mr. Scahill is our only employee covered by the plan.

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

 On February 19, 2021, the board of directors:

●	granted restricted stock grants for 10,000,000 shares, which vested in full immediately upon issuance, to each of three consultants pursuant to agreements with the consultants;

●	granted restricted stock grants for a total of 69,000,000 shares, which vested in full immediately upon issuance, to our directors, Jon C. Scahill (49,000,000 shares), Timothy J. Scahill (10,000,000 shares) and Dr. William R. Carroll (10,000,000 shares) as compensation for services rendered;

●	granted a restricted stock grant to Ryan T. Logue for 5,000,000 shares upon his acceptance of his appointment as a director;

●	granted non-qualified ten-year stock options to purchase 30,000,000 shares to each of three consultants pursuant to agreements with the consultants, the options to vest as provided in their agreements.

●	granted a non-qualified ten-year stock option to purchase 60,000,000 shares to Jon C. Scahill, which vest in installments as described under Item 11. Executive Compensation.

The options granted to two of the consultants become exercisable as follows:

●	10,000,000 shares at an exercise price of $0.01 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB which occurred on May 7, 2021.

●	10,000,000 shares at an exercise price of $0.03 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

●	10,000,000 shares at an exercise price of $0.05 per share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

The options granted the third consultant become exercisable as follows:

●	10,000,000 shares at an exercise price of $0.01 per share became exercisable on February 22, 2022, which was the first anniversary of the date of the agreement.

●	10,000,000 shares at an exercise price of $0.03 per share upon the second anniversary of the date of the agreement; and

●	10,000,000 shares at an exercise price of $0.05 per share upon the third anniversary of the date of the agreement.

The options granted to Jon C. Scahill become exercisable as follows:

●	20,000,000 shares at an exercise price of $0.01 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB, which occurred on May 7, 2021.

●	20,000,000 shares at an exercise price of $0.03 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

●	20,000,000 shares at an exercise price of $0.05/share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2021.

	Option awards							Stock awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)

Jon Scahill	20,000,000	(1)		20,000,000	(2)	0.01	2/22/2031
				20,000,000	(3)	0.03
						0.05

(1)	Represents 20,000,000 shares granted to Mr. Scahill on February 22, 2021 at an exercise price of $0.01 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB. The Company regained such compliance on May 7, 2021, at which time the common stock recommenced trading on the OTCQB.
(2)	Represents 20,000,000 shares granted to Mr. Scahill on February 22, 2021 at an exercise price of $0.03 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders” equity of at least $5,000,000
(3)	Represents 20,000,000 shares granted to Mr. Scahill on February 22, 2021 at an exercise price of $0.05 per share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange

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

Name	Fees Earned or Paid in Cash	Stock Awards	Total
Timothy J. Scahill	$-	$120,000	$120,000
Dr. William Ryall Carroll	-	120,000	120,000
Ryan T. Logue	-	60,000	60,000

The amount under Stock Awards reflects the value of the stock issued to the named directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of March 31, 2022, by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of March 31, 2022.

Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Jon C. Scahill	160,000,000	28.9%
Andrew C. Fitton (2) 300 Bowie St., Apt. 2803 Austin, TX 78703	117,407,407	22.0%
Intelligent Partners, LLC (3) 300 Bowie St., Apt. 2803 Austin, TX 78703	50,000,000	8.6%
Michael R. Carper (4) 13218 Tamayo Drive Austin, TX 78729	78,888,889	14.8%
Dr. William Ryall Carroll	15,484,633	2.9%
Timothy J. Scahill	15,105,000	2.8%
Ryan T. Logue	5,497,624	1.0%
All officers and directors as a group (four individuals)	196,087,257	35.4%

(1)	The address of Jon C. Scahill, Dr. Carroll, Timothy J. Scahill and Ryan T. Logue is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.

(2)	Represents (a) 67,407,407 shares owned by Mr. Fitton and (b) 50,000,000 shares issuable upon exercise of an option held by Intelligent Partners.

(3)	Represents 50,000,000 shares of common stock issuable upon exercise of options held by Intelligent Partners. Andrew C. Fitton and Michael R. Carper, as the members of Intelligent Partners, have the right to vote and dispose of the shares owned by Intelligent Partners.

(4)	Represents (a) 28,888,889 shares of common stock owned by Mr. Carper and (b) 50,000,000 shares issuable upon exercise of an option held by Intelligent Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

In prior periods, we incurred interest expense on our 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015 more fully described in our annual report on Form 10-K for the year ended December 31, 2020. The notes were extinguished in February 2021 and we did not incur interest expense on the notes for the year ended December 31, 2021. The interest expense was approximately $351,000 for the year ended December 31, 2020.

Reference is made to the discussion of our agreements with Intelligent Partners, Mr. Fitton and Mr. Carper under “Item 1. Business – Summary of Agreements with Intelligent Partners” and “Agreements with QFL and Intelligent Partners” in Item 7.

Managed Services Team LLC, an entity for which Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We are obligated to pay for these services at usual and customary rates. The cost of these services was approximately $434 and $464 for the year ended December 31, 2021 and 2020, respectively.

During 2021, we contracted with a law firm more than 10% owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of our patents in matters where the firm is serving as counsel to us. In connection with the engagement, we recorded patent service costs of approximately $763,000 and $909,000 for the years ended December 31, 2021 and 2020 respectively. The amount recorded in 2020 includes approximately $407,000 in accrued expenses and outstanding as of December 31, 2020. The accrued liability is recorded in “accounts payable and accrued liabilities.” The accrued liability was resolved as part of a resolution with the firm at which the father-in-law of the chief executive was formerly a partner. In prior periods, we engaged a firm at which the father-in-law of the chief executive was formerly a partner. Because his interest in the prior firm was less than 10%, the prior firm was not considered a related party in prior periods.

Director Independence

Dr. Carroll and Mr. Logue are “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, MaloneBailey for 2020 and the first quarter of 2021, and Rosenberg Rich Baker Berman P.A. (“RRBB”) for the remainder of 2021 for the categories of services indicated.

	Fiscal Year Ended December 31
	2021	2020
Audit fees – MaloneBailey	$71,000	$58,360
Audit fees – RRBB	20,000
Audit – related fees	-	-
Tax fees	-	-
All other fees – Malone Bailey	6,500	-

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements.

All other fees relate to professional services rendered in connection our registration statement.

Our policy is to pre-approve all audit and permissible non-audit services performed by the independent accountants. These services may include audit services, audit-related services, tax services and other services. Since we do not have an audit committee, the pre-approval is made by the board of directors. Our board approved all services that our independent accountants provided to us in the past two fiscal years.

PART IV

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(5)
3.2	Bylaws of the Company. (3)
10.1	Restated Employment Agreement dated as of November 30, 2014 between the issuer and between the Company and Jon C. Scahill. (1)
10.2	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.3	License Agreement dated March 26, 2008 between the Company and Emerging Technologies Trust. (1)
10.4	Licensing Services Agreement dated July 10, 2008 between the Company and Balthaser Online, Inc. (1)
10.5	Patent Purchase Agreement dated December 21, 2009 between Company and Intertech Holdings, LLC. (1)
10.6	Consulting Agreement dated August 11, 2010 between the Company and Alex W. Hart.(1)
10.7	Agreement dated February 8, 2011 between the Company and Sol Li. (1)
10.8	Agreement dated June 26, 2013 between the Company and The Betting Service Ltd. and Neil Riches.(1)
10.9	Funding Agreement dated March 13, 2014 between the Company and Longford Capital Fund I, LP, (subject to order granting confidential treatment (1))#
10.10	Agreement dated April 1, 2014 between the Company and Allied Standard Limited. (1)
10.11	Form of warrant issued to former officers and directors. (1)
10.12	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.13	Indemnification agreement, dated December 8, 2014 between the Company and Jon C. Scahill. (4)
10.14	Indemnification agreement, dated December 8, 2014 between the Company and Timothy J. Scahill. (4)
10.15	Indemnification agreement, dated December 8, 2014 between the Company and Dr. William Ryall Carroll. (4)
10.16	Patent Sale Agreement, effective July 8, 2015 between Intellectual Ventures Assets 16 LLC and the Company.(2)
10.17	2017 Equity Incentive Plan(6)
10.18	Purchase Agreement dated February 19, 2021 among the Company and QPRC Finance LLC (7)
10.19	Ex. A to Purchase Agreement – Security Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)†
10.20	Ex. B to Purchase Agreement – Subsidiary Continuing Guaranty Agreement dated February 19, 2021 among Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.21	Ex. C to Purchase Agreement – Subsidiary Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.22	Ex. D to Purchase Agreement – Warrant Issuance Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.23	Ex. E to Purchase Agreement – Board Observation Rights Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.24	Registration Rights Agreement – dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.25	Form of Warrant – dated February 19, 2021 among the Company and QPRC Finance LLC (7)
10.26	Restructure Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.27	Ex. A to Restructure Agreement - Stock Purchase Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.28	Ex. B to Restructure Agreement - Option Grant dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.29	Ex. C to Restructure Agreement - Amended and Restated Pledge Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)

10.24	Ex. D to Restructure Agreement - Amended and Restated Registration Rights Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.30	Ex. E to Restructure Agreement - Board Observation Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.31	Ex. F to Restructure Agreement - Amended and Restated MPA-CP dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation and Intelligent Partners LLC. (7)
10.32	Ex. G to Restructure Agreement - Amended and Restated MPA-CXT dated February 19, 2021 among CXT Systems, Inc. and Intelligent Partners LLC. (7)
10.33	Ex. H to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among M-RED Inc. and Intelligent Partners LLC. (7)
10.34	Ex. I to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.35	Ex. J to Restructure Agreement - Amended and Restated 2015 Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.36	Ex. K to Restructure Agreement - MPA-NA dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.37	Ex. L to Restructure Agreement - MPA-NA Security Interest Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.38	Form of Consulting Agreement (8)
10.39	Form of Restricted Stock Agreement (8)
10.40	Form of Option Agreement (8)
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.
(2)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on October 28, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 10-K, for the year ended December 31, 2013, which was filed with the SEC on April 10, 2015.
(4)	Filed as exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1, which was filed with the SEC on February 3, 2016, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 26, 2016 and incorporated herein by reference.
(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2017, which was filed by the Company on April 2, 2018.
(7)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on February 24, 2021 and incorporated herein by reference.
(8)	Incorporated by reference to the Form 10-K for the year ended December 31, 2020, which was filed by the Company on April 15, 2021.

#	Certain portions of this exhibit are omitted pursuant to an order granting confidential treatment. The omitted information has been filed separately with the SEC.
†	Certain confidential information has been deleted from this Exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2022

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, chief executive officer,	March 31, 2022
Jon C. Scahill	acting chief financial officer and president
(principal executive, financial and accounting officer)

/s/ Timothy J. Scahill	Director	March 31, 2022
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	March 31, 2022
Dr. William Ryall Carroll

/s/ Ryan T. Logue	Director	March 31, 2022
Ryan T. Logue

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors

of Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2021, and the related consolidated statement of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Emphasis of Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company's auditor since 2021.

Somerset, New Jersey

March 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Quest Patent Research Corporation and its subsidiaries (collectively, the “Company”) as of December 31, 2020, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

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

Houston, Texas

April 15, 2021

Quest Patent Research Corporation and Subsidiaries

Consolidated Balance Sheets

	December 31,
	2021	2020
ASSETS
Current assets
Cash	$264,840	$247,862
Accounts receivable, net of allowance for doubtful accounts of $0 and $66,000, respectively	-	1,032,886
Other current assets	12,305	5,934
Total current assets	277,145	1,286,682
Patents, net of accumulated amortization of $715,519 and $2,266,158, respectively	539,481	2,200,959

Total assets	$816,626	$3,487,641
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$129,426	$2,892,025
Loans payable	138,000	147,000
Purchase price of patents, current portion	-	1,500,000
Funding Liability	3,202,765
Loan payable – related party	2,805,000	4,672,810
Warrant liability	1,636,187
Accrued interest	491,971	284,885
Total current liabilities	8,403,349	9,496,720
Non-current liabilities
Loan payable - SBA	150,000	174,392
Purchase price of patents, net of unamortized discount of $0 and $131,793, respectively	190,000	658,207
Total liabilities	8,743,349	10,329,319
Stockholders’ deficit
Preferred stock, par value $0.00003 per share – authorized 10,000,000 shares – no shares issued and outstanding
Common stock, par value $0.00003 per share; authorized 10,000,000,000 at December 31, 2021 and 2020; shares issued and outstanding 533,334,630 and 383,038,334 at December 31, 2021 and 2020, respectively	16,000	11,491
Additional paid-in capital	17,493,027	14,427,782
Accumulated deficit	(25,435,978)	(21,281,179)
Total Quest Patent Research Corporation stockholders’ deficit	(7,926,951)	(6,841,906)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(7,926,723)	(6,841,678)
Total liabilities and stockholders’ deficit	$816,626	$3,487,641

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Operations

	Year Ended December 31,
	2021	2020
Revenues
Patent licensing fees	$2,050,000	$5,488,088
	2,050,000	5,488,088
Operating expenses
Cost of revenues:
Litigation and licensing expenses	1,314,928	4,692,969
Selling, general and administrative expenses	3,848,611	1,513,822
Total operating expenses	5,163,539	6,206,791

Loss from operations	(3,113,539)	(718,703)

Other expense
Gain on forgiveness of debt	1,850,018	-
Gain on settlement of accounts payable and accrued expenses	1,725,965	-
Warrant expense	(1,154,905)	-
Change in fair market value of warrant liability	(481,282)	-
Change in fair market value of derivative liability	-	275,000
Loss on conversion of debt	(305,556)	-
Loss on debt extinguishment	(730,378)	-
Loss on impairment of assets	(1,651,614)	-
Other Income	-	1,000
Interest expense	(291,702)	(804,456)
Total other expense	(1,039,454)	(528,456)

Net loss before income tax	(4,152,993)	(1,247,159)

Provision for income taxes	(1,806)	(65,363)

Net loss	(4,154,799)	(1,312,522)
Net income attributable to non-controlling interest in subsidiary	-	11
Net Loss Attributable to Quest Patent Research Corporation	$(4,154,799)	$(1,312,511)
Net loss per share – Basic and Diluted	$(0.01)	$(0.00)
Weighted average shares outstanding – basic	511,863,731	383,038,334
Weighted average shares outstanding - diluted	613,878,234	383,038,334

See accompanying notes to consolidated financial statements

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Changes in Stockholders’ Deficit

	Common Stock		Additional Paid-in		Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2019	383,038,334	11,491	14,107,782	(19,968,668)	239	(5,849,156)
Resolution of derivative liability	-	-	320,000	-	-	320,000
Net loss	-	-	-	(1,312,511)	(11)	(1,312,522)
Balances as of December 31, 2020	383,038,334	11,491	14,427,782	(21,281,179)	228	(6,841,678)
Restricted shares issued for services	104,000,000	3,120	1,244,880	-	-	1,248,000
Shares issued for conversion of debt	46,296,296	1,389	554,167	-	-	555,556
Option issued for debt extinguishment	-	-	598,188	-	-	598,188
Options granted for compensation	-	-	668,010	-	-	668,010
Net loss	-	-	-	(4,154,799)	-	(4,154,799)

Balances as of December 31, 2021	533,334,630	$16,000	$17,493,027	$(25,435,978)	$228	$(7,926,723)

Quest Patent Research Corporation and Subsidiaries

Consolidated Statements of Cash Flows

	Year Ended December 31,
	2021	2020
Cash flows from operating activities:
Net loss	(4,154,799)	$(1,312,522)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	88,094	435,415
Change in fair market value of warrant liability	481,282	-
Change in fair market value of derivative liability	-	(275,000)
Stock based compensation	1,916,011	-
Warrant expense	1,154,905	-
Gain on settlement of accounts payable	(1,725,965)	-
Gain on forgiveness of debt	(1,850,018)	-
Amortization of intangible assets	1,159,865	648,395
Loss on conversion of debt	305,556	-
Loss on impairment of assets	1,651,614	-
Bad debt expense	667	66,000

Changes in operating assets and liabilities
Accounts receivable	1,032,219	751,489
Accrued interest	203,526	(100,420)
Accounts payable and accrued expenses	(1,036,637)	(470,907)
Other current asses	(6,371)	11,246

Net cash provided by/(used in) operating activities	(49,673)	(246,304)

Cash flows from investing activities:
Purchase of patents	(1,150,000)	(95,000)
Net cash used in investing activities	(1,150,000)	(95,000)

Cash flows from financing activities:
Proceeds from sale of future revenues	-	95,000
Proceeds from SBA loans	-	171,732
Payment on loan – related party	(1,750,000)	-
Loan payable – third party	(9,000)	-
Proceeds from third party loan	3,900,000	-
Repayment of purchase price of patents	(924,349)	(194,386)
Repayment from sale of future revenues	-	(20,378)
Net cash from/(used in) financing activities	1,216,651	51,968

Net increase (decrease) in cash	16,978	(289,336)

Cash at beginning of year	247,862	537,198

Cash at end of year	$264,840	$247,862

Non Cash Investing and Financing Activities
Shares issued for conversion of debt	$555,556	$-

Resolution of derivative liability	-	320,000
Options granted for settlement of debt	598,188
Accrued interest added to principal	5,626	2,660
Supplemental disclosure of cash flow information
Cash paid during the year for:
Income taxes, including foreign taxing authorities withheld taxes of $0 and $60,255 during the years ended December 31, 2021, and 2020 respectively.	$1,806	$65,363
Interest	-	472,121

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2021 and 2020.

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

Mariner IC, Inc. (wholly owned)

IC Kinetics, Inc. (wholly owned)

CXT Systems, Inc. (wholly owned)

Photonic Imaging Solutions Inc. (wholly owned)

M-RED Inc. (wholly owned)

Audio Messaging Inc. (wholly owned)

Peregrin Licensing LLC (wholly owned)

Taasera Licensing LLC (wholly owned)

Soundstreak Texas, LLC (wholly owned)

Multimodal Media LLC (wholly owned)

LS Cloud Storage Technologies, LLC (wholly owned)

Significant intercompany transaction and balances have been eliminated in consolidation.

Use of Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenue and expenses during the reporting period. On an on-going basis, management evaluates estimates including the allowance for doubtful accounts, income taxes and contingencies. The Company bases its estimates on historical experience and on other assumptions that management believes to be reasonable under the circumstances, the results of which form its basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from those estimates.

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. Cash equivalents were $0 as of December 31, 2021 and 2020.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company recorded an allowance for doubtful accounts of approximately $0 and $66,000 at December 31, 2021 and 2020, respectively.

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

Patents include the cost of patents or patent rights (hereinafter, collectively “patents”) acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to twenty years from the date of filing. Certain patent application and prosecution costs incurred to secure additional patent claims, that based on management’s estimates are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

Impairment of long-lived assets

Long-lived assets, including intangible assets with a finite life, are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company recorded non-cash impairment charges of approximately $1,652,000 and $0 at December 31, 2021 and 2020, respectively, to write down finite lived intangible assets in the Power Management/Bus Controller, CXT and M-RED portfolios. See Note 6.

Warrant liability

The Company reflects a warrant liability with respect to warrants for which number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period and the period to period change in the amount of warrant liability is reflected as a gain or loss in warrant liability and is include under other income (expense). See Note 4.

Fair value of financial instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 4 for information about warrant liabilities.

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

Research and development

Research and development costs are expensed as incurred. We did not incur any research and development costs in the years ended December 31, 2021 and 2020.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2021 and 2020.

Stock-based compensation

The Company recognizes stock-based compensation pursuant to ASC 718, “Compensation — Stock Compensation,” which prescribes accounting and reporting standards for all stock-based payment transactions in which employee services, and non-employee services, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee or non-employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Business Acquisitions

The acquisition of STX and LS Cloud Storage Technologies, LLC (“LSC”) did not constitute acquisition of a business and therefore were accounted for as asset acquisitions in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 provides, among other things, that asset acquisitions be accounted for using a cost accumulation and allocation model under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed. See Note 11 with regarding the STX and LSC acquisitions.

Gain from Cancelation of Indebtedness

The Company recognized a gain from the elimination of liability for minimum cumulative net proceeds distributions constituting a portion of the purchase price due to the seller of two of the Company’s patent portfolios and the reduction of liability for legal services resulting from the settlement of the Company’s recorded obligation for unpaid legal services. See Note 3.

Net Loss Per Share

The Company calculates net losses per share by dividing losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Because the Company incurred losses in all periods covered by the financial statements the inclusion of diluted weighted average shares would be anti-dilutive, the diluted net loss per share is the same as the basic net loss per share.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $25.4 million and negative working capital of approximately $8.1 million as of December 31, 2021. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intellectual Ventures, Intelligent Partners, QPRC Finance LLC (“QFL”), the Company’s low stock price and the absence of an active trading market in its common stock, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on its business raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The following table shows the Company’s debt at December 31, 2021 and 2020.

	December 31,	December 31,
	2021	2020
Short-term debt:
Loans payable	$138,000	$147,000
Funding liability	3,202,765	-
Loan payable – related party	2,805,000	4,672,810
Purchase price of patents – current portion	-	1,500,000
Unamortized discount	-	-
Net short-term debt	$6,145,765	$6,319,810

Long-term liabilities:
Loans payable - SBA
Gross	$150,000	$170,832
Accrued interest	-	3,560
Net loans payable - SBA	150,000	174,392
Purchase price of patents
Gross	190,000	790,000
Unamortized discount	-	(131,793)
Net purchase price of patents – long-term	$190,000	$658,207

Short-term debt

The loan payable – third party are demand loans made to former officers and directors, now unrelated third parties, and shareholders in the amount of $138,000 and $147,000 as of December 31, 2021 and 2020, respectively. During the years ended December 31, 2021 and 2020 the Company paid $9,000 and $0, respectively, against the loans. The loans are payable on demand plus accrued interest at 10% per annum.

Funding Liability

The funding liability at December 31, 2021 represents the principal amount of the Company’s obligations to QFL, a non-affiliated party, pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 between the Company and QFL, as described below. The obligation to QFL is classified as a current liability as of December 31, 2021.

On February 22, 2021, the Company entered into a series of agreements, all dated February 19, 2021,with QFL, including a Prepaid Forward Purchase Agreement (the “Purchase Agreement), a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guarantee”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i)	Pursuant to the Purchase Agreement, QFL agreed to make available to the Company a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize; (b) up to $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners. In return the Company transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii)	The Company used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners pursuant to the Restructure Agreement executed contemporaneously with the closing of the Investment Documents. The payment was made directly from QFL to Intelligent Partners.

(iii)	Pursuant to the Security Agreement, the Company’s obligations under the Purchase Agreement with QFL are secured by: (a) the proceeds (as defined in the Purchase Agreement); (b) the patents (as defined in the Purchase Agreement; (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Subsidiary Guaranty, eight of the Company’s subsidiaries –QLC, NetTech, Mariner, Semcon, IC, CXT, M-Red, and AMI, collectively, the “Subsidiary Guarantors”) guaranteed the Company’s obligations to QFL under the Purchase Agreement.

(v)	Pursuant to the Subsidiary Security Agreement, the Subsidiary Guarantors granted QFL a security interest in the proceeds from the future monetization of their respective patent portfolios.

(vi)	Pursuant to the Warrant Issue Agreement, the Company granted QFL ten-year warrants to purchase a total of up to 96,246,246 shares of the Company’s common stock, at an exercise price of $0.0054 per share which may be exercised from the date of exercise through February 18, 2031 on a cash or cashless basis. Exercisability of the warrant is limited if, upon exercise, the holder or any of holder’s affiliates would beneficially own more than 4.99% (the “Maximum Percentage”) of the Company’s common stock, except that by written notice to the Company, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to the Company. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. See Notes 4 and 5 for information on the warrant issuance and associated liability.

(vii)	The Company regained compliance with the OTCQB Eligibility Requirements on May 7, 2021, at which time the common stock recommenced trading on the OTCQB.

(viii)	The Company granted QFL certain registration rights with respect to the 96,246,246 shares of common stock issuable upon exercise of the warrant. See Note 5 for information on the warrant issuance.

(ix)	Pursuant to the Board Observation Rights Agreement, until the later of the date on which QFL or its affiliates (i) have received the entirety of their Investment Return (as defined in Purchase Agreement), and (ii) no longer hold any Securities (the “Observation Period”), the Company granted QFL the right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings (including, without limitation, telephonic or other electronic meetings) of the Board or any committee thereof, including executive sessions, in an observer capacity.

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

On October 15, 2021, the Company’s wholly owned subsidiary, Multimodal Media LLC (“MML”), acquired all right, title, and interest in a portfolio of nine United States patents (the “MML Portfolio”) for a purchase price of $550,000 pursuant to an agreement with AI, pursuant to which MML retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any. The Company requested and received a capital advance from QFL in the amount of $550,000 pursuant to the Purchase Agreement, which was used to make payment to AI.

The Company requested and received operating capital advances in the amount of $1,000,000 from QFL pursuant to the Purchase Agreement during the year ended December 31, 2021.

Loan Payable Related Party

The loan payable – related party at December 31, 2021 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners, LLC (“Intelligent Partners”) of $2,805,000, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing monetization proceeds agreements (“MPAs”) and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as describe below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL has received its negotiated rate of return.

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

(i)	Pursuant to the Restructure Agreement, the Company paid Intelligent Partners $1,750,000 at closing, which the Company received from QFL and which QFL paid directly to Intelligent Partners, and recognized the TMPO, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the restructure agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. The TMPO has been classified as a current liability as of September 30, 2021.

(ii)	Pursuant to the Stock Purchase Agreement, the Company issued to Fitton and Carper, as holders of the Transferred Note, a total of 46,296,296 shares of common stock at a purchase price of $0.0054 per share, which purchase price was paid by the conversion and in full satisfaction of the Transferred Note (the “Conversion Shares”). For purposes of extinguishment, the issuance of the Conversion Shares in full satisfaction of the Transferred Note balance of $250,000 is included in the reacquisition price of the debt. The Company recognized a loss on debt conversion of $305,556 which is the difference between the agreed conversion price and the fair value of the Conversion Shares at the date of conversion. See Note 5 for information on the share issue.

(iii)	Pursuant to the Option Grant, the Company granted Intelligent Partners an option to purchase a total of 50,000,000 shares of common stock, with an exercise price of $0.0054 per share which vests immediately and may be exercised through September 30, 2025. The Company valued the option at approximately $598,000 using the Black-Scholes pricing model. The proceeds were allocated to the repurchase price of the debt extinguishment based on its fair value. See Note 5 for information on the option grant.

(iv)	Pursuant to the restructured monetization proceeds agreement, Intelligent Partners has a right to receive 60% of the net monetization proceeds from the patents currently owned by the Subsidiary Guarantors. The agreement has no termination provisions, so Intelligent Partners will be entitled to its percentage interest as long as revenue is generated from the intellectual property covered by the agreement.

(v)	Pursuant to the MPA-NA, until the TMPO has been paid in full, Intelligent Partners is entitled to receive 10% of the net proceeds realized from new assets acquired by the Company. If, in any calendar quarter, net proceeds realized exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. After satisfaction of the TMPO, the MPA-NA and Intelligent Partners’ interest in new asset proceeds shall terminate.

(vi)	The Company granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 50,000,000 shares currently owned by Fitton and Carper; (ii) the 46,296,296 Conversion Shares issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the option. See Note 5

(vii)	Pursuant to the Subsidiary Security Agreement, the Company’s obligations under its agreements with Intelligent Partners, including its obligations under the Restructure Agreement and the Restructure MPAs are secured by a security interest in the net proceeds realized from the future monetization of the patents currently owned by the eight subsidiaries named above.

(viii)	Pursuant to the MPA-NA-Security Interest Agreement, our obligations under the MPA-NA are secured by a security interest in net proceeds realized from the future monetization of new patents acquired until the TMPO is satisfied, provided Intelligent Partners’ secured interest shall be limited to its entitlement in Net Proceeds under the MPA-NA. After satisfaction of the TMPO the security interest in proceeds from new assets shall terminate.

(ix)	Pursuant to the Board Observation Rights Agreement, until the Total Monetization Proceeds Obligation has been satisfied (the “Observation Period”), the Company granted Intelligent Partners the option and right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings of the Board or any committee thereof, including executive sessions, in an observer capacity. Intelligent Partners has no right to appoint a director to the board.

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

Purchase Price of Patents

The purchase price of patents – current portion at December 31, 2021 represents the current portion of minimum payments due under the agreements between:

●	CXT and Intellectual Ventures Assets 34, LLC and Intellectual Ventures 37, LLC (“IV 34/37”) pursuant to which at closing CXT acquired by assignment all right, title, and interest in a portfolio of thirteen United States patents (the “CXT Portfolio”). Under the agreement, CXT will distribute 50% of net recoveries, as defined, to IV 34/37. CXT advanced $25,000 to IV 34/37 at closing, and agreed, pursuant to an amendment dated January 26, 2018, that in the event that, on December 31, 2018, December 31, 2019 and December 31, 2020, cumulative distributions to IV 34/37 total less than $100,000, $375,000 and $975,000, respectively, CXT shall pay the difference necessary to achieve the applicable minimum payment amount within ten days after the applicable date; with any advances being credited toward future distributions to IV 34/36. As of December 31, 2020, cumulative distributions totaling $375,000 had been made and CXT did not pay the $600,000 difference to IV 34/37 within ten days and the remaining $600,000 of the minimum future cumulative distributions due were presented as short-term debt. On December 31, 2021 the parties amended the agreement to provide that CXT will distribute 65% of net proceeds, as defined, to IV 34/37, as long as CXT generates revenue from the CXT Portfolio and that if, on December 31, 2018 and December 31, 2019, cumulative distributions to IV 34/37 total less than $100,000 and $375,000, respectively, CXT shall pay the difference between such cumulative amounts and the amount paid to IV 34/37 within ten days after the applicable date. As of December 31, 2019 cumulative distributions to IV 34/37 totaled $375,000, no further minimum cumulative distributions are required pursuant to the agreement as amended and the Company recorded a gain on forgiveness of $600,000. No affiliate of CXT has guaranteed the minimum payments. CXT’s obligations under the agreement are secured by a security interest in the proceeds (from litigation or otherwise) from the CXT Portfolio.

●	M-RED and Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which at closing M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as M_RED generates revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date; with any advances being credited toward future distributions to IV 113/108. As of December 31, 2020, cumulative distributions totaling $975,000 had not been made and M-RED did not pay the $900,000 difference to IV 113/108 within ten days and the remaining $900,000 of the minimum future cumulative distributions due were presented as short-term debt. On December 31, 2021 the parties amended the agreement to provide that M-RED will distribute 100% of undistributed net proceeds, as defined, resulting from agreements signed prior to December 31, 2021 and 65% of net proceeds thereafter to IV 113/108, as long as M-RED generates revenue from the M-RED Portfolio and that if, on December 31, 2021 cumulative distributions to IV 113/108 total less than $302,113.89, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. As of December 31, 2021 cumulative distributions to IV 113/108 totaled $302,113.89, no further minimum cumulative distributions are required pursuant to the agreement as amended and the Company recorded a gain on forgiveness of approximately $1,230,000. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio.

The purchase price of patents at December 31, 2021 represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $190,000. The Company has no other obligation to the third party and has no liability to the funder in the event that the Company does not generate net proceeds. Pursuant to ASC 470, the company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

The balance of the purchase price of the patents is reflected as follows:

	December 31, 2021	December 31, 2020
Current Liabilities:
Purchase price of patents, current portion	$-	$1,500,000
Unamortized discount	-	-
Non-current liabilities:
Purchase price of patents, long term	190,000	790,000
Unamortized discount	-	(131,793)
Total current and non-current	$190,000	$2,158,207
Effective interest rate of Amortization over 2 years	-	9.4-14.5%

Because the non-current minimum payment obligations were due over three years, the Company imputed interest of 10% which was recorded as a discount to the liabilities and amortized through the maturity date.

Long term liabilities

The loans payable-SBA at December 31, 2021 represents:

●	An unsecured loan from JPMorgan Chase Bank, N.A. in the aggregate amount of $20,832, pursuant to the Paycheck Protection Program (the “PPP”) under Division A, Title I of the Coronavirus Aid, Relief, and Economic Security Act, also known as the CARES Act, which was enacted March 27, 2020. The loan, which was taken down on April 23, 2020, matures on April 23, 2022 and bears interest at a rate of 0.98% per annum, with interest payable monthly commencing on November 23, 2020. The loan may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the loan may only be used for payroll costs, costs used to continue group health care benefits, mortgage payments, rent, utilities, and interest on other debt obligations incurred before February 15, 2020. The Company has used the entire loan amount for qualifying expenses. Under the terms of the PPP, certain amounts of the loan may be forgiven if they are used for qualifying expenses as described in the CARES Act. As of December 31, 2021 the loan has been forgiven and the Company recorded a gain on loan forgiveness of $20,832.

●	A secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on May 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

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

As of December 31, 2021, and February 22, 2021, the aggregate fair value of the outstanding warrant liability was approximately $1,636,187 and $1,154,905, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of December 31, 2021 and the grant date:

	As of
	December 31,	February 22,
	2021	2021
Volatility	373%	252%
Exercise price	0.0054	0.0054
Risk-free interest rate	1.37%	1.37%
Expected dividends	-	-%
Expected term	9.4	10

The following schedule summarizes the valuation of financial instruments that are remeasured on a recurring basis at fair value in the balance sheets as of December 31, 2021 and 2020:

	Fair Value Measurements as of
	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-	$-	$-	$-
Total assets	-	-	-	-	-	-
Liabilities
Warrant liability	-	-	1,636,187	-	-	-
Total liabilities	$-	$-	$1,636,187	$-	$-	$-

The following table sets forth a reconciliation of changes in the fair value of the warrant liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of December 31, 2021
Fair value at grant date	$1,154,905
Change in fair value	481,282
Balance - December 31, 2021	$1,636,187

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

Consulting Agreements

On February 22, 2021, the Company entered into advisory service agreement with three consultants pursuant to which they will provide services to the Company in connection with the development of the Company’s business. The agreements have a term of ten years and may be terminated by the Company for cause or upon the death or disability of the consultants.

Pursuant to the agreements with two of the consultants, the compensation payable to each of them consists of a restricted stock grant of 10,000,000 shares of Common Stock which vested immediately upon issuance and a ten-year option to purchase a total of 30,000,000 shares of Common Stock, which become exercisable cumulatively as follows:

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

The Company recorded professional fees in the amount of $240,000 as a result the restricted stock grants to these two consultants. The Company determined the fair value of the options as of the grant date to be approximately $720,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company met the first performance condition and accrued the option expense of approximately $240,000 over the period from the grant date to achievement of the performance condition. The Company recognized option expense of approximately $240,000 for the year ended December 31, 2021.

Pursuant to the agreement with the third consultant, the compensation payable to the consultant consists of a restricted stock grant of 10,000,000 shares of Common Stock which immediately vests in full and a ten-year option to purchase 30,000,000 shares of Common Stock, which becomes exercisable cumulatively as follows:

a.	10,000,000 shares at an exercise price of $0.01 per share became exercisable on February 22, 2022, which was the first anniversary of the date of the agreement;

b.	10,000,000 shares at an exercise price of $0.03 per share upon the second anniversary of the date of the agreement; and

c.	10,000,000 shares at an exercise price of $0.05 per share upon the third anniversary of the dare of the agreement.

The Company recorded professional fees in the amount of $120,000 as a result the restricted stock grant to the third consultant. The Company determined the fair value of the options as of the grant date to be approximately $360,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company recognized option expense of approximately $188,000 for the year ended December 31, 2021.

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

The Company recognized compensation expense of $888,000 in conjunction with issuance of common stock to officers and directors. The Company determined the fair value of the options to be approximately $720,000 as of the grant date using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company recognized option expense of approximately $240,000 for the year ended December 31, 2021.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted- Average Exercise Price ($)	Weighted- Average Grant Date Fair Value ($)	Weighted- Average Remaining Contractual Life (years)
Balance - December 31, 2019	50,000,000	$0.03	$0.004	0.75
Granted	-	-	-	-
Exercised	-	-	-	-
Expired	50,000,000	-	-	-
Cancelled	-	-	-	-
Balance - December 31, 2020	-	$-	$-	-
Granted	200,000,000	0.02	0.012	8.65
Exercised	-	-	-	-
Expired	-	-	-	-
Cancelled	-	-	-	-
Balance – December 31, 2021	200,000,000	$0.02	$-	7.80

Options exercisable at end of period	100,000,000	$0.0074	0.0096	6.15

The intrinsic value of the outstanding options as of December 31, 2021 is $930,000.

As of December 31, 2021, there was approximately $1,132,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of 8 years.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance – December 31, 2019	-	-	-
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - December 31, 2020	-	-	-
Granted	96,246,246	0.0054	9.89
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance – December 31, 2021	96,246,246	0.0054	9.14

The intrinsic value of the outstanding warrants as of December 31, 2021 is $1,116,456.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

			Weighted average amortization
	December 31,		period
	2021	2020	(years)
Patents	$5,617,117	$5,690,000	4.5
Less: net monetization obligations	-	(509,811)
Imputed interest	-	(713,073)
Disposal	(4,362,117)
Subtotal	1,255,000	4,467,116
Less: accumulated amortization	(715,519)	(2,266,157)
Net value of intangible assets	$539,481	$2,200,959	11.02

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2021 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years;

●	patents acquired in July 2017 pursuant to an agreement with IV 34/37, as amended on December 31, 2021, pursuant to which CXT has an obligation to pay 65% of net revenues to IV 34/37 (see Note 3); the useful lives of the patents, at the date of acquisition, was 5-6 years;

●	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully depreciated at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents acquired in March 2019 pursuant to an agreement with IV 113/108, as amended on December 31, 2021 to an obligation to pay 65% of net revenues to IV 113/108 (see Note 3); the useful lives of the patents, at the date of acquisition, was approximately 9 years.

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV;

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2021 for a purchase price of $250,000.
●	patents acquired in October 2021 from AI for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 11 years.

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

The Company assesses intangible assets for any impairment to the carrying values. For the year ended December 31, 2021, the Company recorded non-cash impairment charges of approximately $1,652,00 to write down finite lived intangible assets in the Power Management/Bus Controller, CXT and M-RED portfolios.

Amortization expense for patents comprised $1,159,865 and $648,395 for the years ended December 31, 2021 and 2020, respectively. Future amortization of patents is as follows:

Year ended December 31,
2022	$49,899
2023	49,899
2024	49,899
2025	49,899
2026 and thereafter	339,885
Total	$539,481

At December 31, 2020, the Company had debt due to Intelligent Partners pursuant to the securities purchase agreement dated October 22, 2015 between the Company and United Wireless, and the Company was to pay 15% of the net monetization proceeds from the patents acquired in October 2015 to Intelligent Partners, as transferee of United Wireless. See the caption “Loan Payable Related Party” in Note 3 in connection with the extinguishment and restructuring of the Company’s obligations to Intelligent Partners.

NOTE 7 – NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2021	2020
Balance, beginning of year	$228	$239
Net loss attributable to non-controlling interest	$-	$(11)
Balance, end of year	$228	$228

NOTE 8 – INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2021, the Company has generated approximately $9,965,487 and approximately $2,063,797 of federal and state net operating loss (“NOL”) carry forwards, respectively, which will begin to expire in 2024. Internal Revenue Code section 382 (“Section 382”) restricts the use of these net operating losses in future periods if the Company has a “substantial change in ownership” as defined by Section 382. The Company has had significant equity transactions in prior periods. Due to this equity activity and the restrictions resulting under Section 382, a portion of the Company’s NOLs may not be available to offset future taxable income. Therefore, the Company has fully reserved the deferred tax asset resulting from the net operating loss carry forwards.

Deferred tax asset consisted primarily of the following:

	December 31,
	2021	2020
Net operating loss carry forward	$2,591,027	$2,172,545
Bad debt reserves	-	17,160
Intangible assets	206,712	515,104
Valuation allowance	$(2,797,739)	$(2,704,809)
Balance, end of year	$-	$-

Tax expense consisted primarily of the following:

	December 31,
	2021	2020
Federal	$-	$-
State	1,806	5,108
Foreign	-	60,255
Deferred	-	-
Total	$1,806	$65,363

The Company’s tax expense does not reflect the statutory rate since the Company’s deferred tax asset is fully offset by a valuation allowance. Reconciliation between the effective tax rate on income from continuing operations and the statutory rate for the year ended December 31, 2021 is as follows:

	Tax	Percentage
Book income before taxes	$(872,129)	21.00%
State taxes, net	1,427	(0.03)
Tax exempt income – grant and/or SBA	(4,375)	0.11
Meals and entertainment	873	(0.02)
Warrant expense	242,530	(5.84)
Stock based compensation	402,362	(9.69)
Loss on conversion of debt	64,167	(1.55)
Valuation allowance	75,059	(1.81)
Derivative valuation adjustment	101,069	(2.43)
Other	(9,177)	0.22
Total	$1,806
Effective tax rate		(0.04)%

The statute of limitations is open for the tax years ending December 31, 2018 and thereafter.

The Company’s foreign tax expense reflects the tax withheld by the foreign jurisdiction on royalty income received by the Company and not exempt under the United States tax treaty, if any, with the respective foreign jurisdiction. In 2021, the Company was not subject to foreign source withholding tax. In 2020, the Company was subject to foreign source withholding tax of 20.4% in Japan.

NOTE 9 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major shareholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company needed to support its daily operations. The Company discloses all related party transactions.

In prior periods, the Company incurred interest expense on the Company’s 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015. The notes were extinguished in February 2021 and the Company did not incur interest expense on the notes for the year ended December 31, 2021. The interest expense was approximately $351,000 for the year ended December 31, 2020. See Notes 3 and 5 in connection with the extinguishment of the Company’s 10% notes issued to United Wireless and held by Intelligent Partners as the transferee of United Wireless.

See Note 10 with respect to the employment agreement with the Company’s president and chief executive officer.

During 2021, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. The cost of these services was approximately $434 and $464 for the year ended December 31, 2021 and 2020, respectively.

During 2021, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. In connection with the engagement, the Company recorded patent service costs of approximately $763,000 and $909,000 for the years ended December 31, 2021 and 2020 respectively. The amount recorded in 2020 includes approximately $407,000 in accrued expenses and outstanding as of December 31, 2020. The accrued liability is recorded in “accounts payable and accrued liabilities.” The accrued liability was resolved as part of a resolution with the firm at which the father-in-law of the chief executive was formerly a partner. See Note 3 with respect to the resolution of the dispute with the prior firm. In prior periods, the Company engaged a firm at which the father-in-law of the chief executive was formerly a partner. Because his interest in the prior firm was less than 10%, the prior firm was not considered a related party in prior periods.

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

Pension Benefits

Pursuant to the SEP IRA plan adopted by the Company in March 2020 the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2021 and 2020 the percentage was set at 19%, respectively. For the year ended December 31, 2021 and 2020, the Company’s president and chief executive officer is the only participant and $58,000 and $57,000, respectively, was deposited his SEP IRA account.

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

NOTE 11 – BUSINESS COMBINATIONS

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

On November 16, 2021 the Company acquired all of the issued and outstanding equity interests of LS Cloud Storage Technologies, LLC (“LSC”) in exchange for assuming ownership and management of the entity and bearing the transaction costs.

The acquisitions were accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 provides, among other things, that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, the reporting entity shall account for the transaction or other event as an asset acquisition which are accounted for using a cost accumulation and allocation model under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed. The STX and LSC were recorded as asset acquisitions.

The cost of the LSC asset acquisition was $500 in legal fees, expensed at closing. The initial cost of the STX asset acquisition was $0 with total consideration coming in the form of contingent consideration, which will be recognized if and when it becomes payable.

NOTE 12 – SUBSEQUENT EVENTS

On January 27, 2022, the Company acquired, via assignment from Intellectual Ventures Assets 181 LLC and Intellectual Ventures Assets 174 LLC, all right title and interest to four patent portfolios consisting of fifteen United States patents and three foreign patents for a purchase price of $1,060,000. The Company requested and received a capital advance in the amount of the $1,060,000 purchase price from the facility with QFL.

On February 28, 2022, the Company filed a certificate of amendment to the certificate of incorporation of Quest Licensing Corporation, a New York corporation, changing the name of the corporation to Digital IP Advisors Incorporated.

In March 2022, the Company received operating capital advances in the amount of $200,000 from QFL pursuant to the Purchase Agreement.