Form 10-Q
period 2022-03-31
QUEST PATENT RESEARCH CORP
filed 2022-05-16
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

or

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 533,334,630 shares of common stock are issued and outstanding as of May 16, 2022.

i

FORWARD-LOOKING STATEMENTS

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2021, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC.  You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2022	December 31, 2021

ASSETS

Current assets
Cash	$254,674	$264,840
Accounts receivable	15,412	-
Other current assets	26,688	12,305
Total current assets	296,774	277,145

Patents, net of accumulated amortization of $1,023,744 and $715,519, respectively	1,291,256	539,481

Total assets	$1,588,030	$816,626
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable and accrued liabilities	$147,387	$129,426
Loans payable	138,000	138,000
Funding liability	4,462,765	3,202,765
Loan payable – related party	2,805,000	2,805,000
Loan payable – SBA - current portion	808	-
Warrant liability	1,164,580	1,636,187
Accrued interest	577,582	491,971
Total current liabilities	9,296,120	8,403,349
Non-current liabilities
Loan Payable - SBA	149,192	150,000
Purchase price of patents	190,000	190,000
Total liabilities	9,635,314	8,743,349
Commitments and contingencies
Stockholders’ deficit:
Preferred stock, par value $.00003 per share, authorized 10,000,000 shares, no shares issued and outstanding	-	-
Common stock, par value $0.00003 per share; authorized 10,000,000,000 shares at March 31, 2022 and December 31, 2021; shares issued and outstanding 533,334,630 at March 31, 2022 and December 31, 2021	16,000	16,000
Additional paid-in capital	17,535,106	17,493,027
Accumulated deficit	(25,598,618)	(25,435,978)
Total Quest Patent Research Corporation deficit	(8,047,512)	(7,926,951)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(8,047,284)	(7,926,723)
Total liabilities and stockholders’ deficit	$1,588,030	$816,626

See accompanying notes to unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the
	Three Months Ended
	March 31,
	2022	2021

Revenues
Patent licensing fees	$122,000	$-
Operating expenses
Cost of revenue:
Litigation and licensing expenses	110,105	64,238
Selling, general and administrative expenses	547,647	2,229,092
Total operating expenses	657,752	2,293,330
Loss from operations	(535,752)	(2,293,330)

Other income/(expense)
Other income	-	20,832
Warrant expense	-	(1,154,905)
Change in fair market value of warrant liability	471,607	(664,149)
Loss on conversion of debt	-	(305,556)
Loss on debt extinguishment	-	(730,378)
Interest expense	(85,611)	(29,081)
Total other income/(expense)	385,996	(2,863,237)

Net loss before income tax	(149,756)	(5,156,567)

Income tax	(12,884)	(225)

Net loss	$(162,640)	$(5,156,792)

Net loss per share – basic and diluted	$(0.00)	$(0.01)

Weighted average shares outstanding – basic and diluted	533,334,630	446,370,021

See accompanying notes to unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balances as of December 31, 2020	383,038,334	$11,491	$14,427,782	$(21,281,179)	$228	$(6,841,678)
Restricted shares issued for services	104,000,000	3,120	1,244,880	-	-	1,248,000
Shares issued for conversion of debt	46,296,296	1,389	554,167	-	-	555,556
Option issued for debt extinguishment	-	-	598,188	-	-	598,188
Stock based compensation	-	-	262,285	-	-	262,285
Net loss	-	-	-	(5,156,792)	-	(5,156,792)

Balances as of March 31, 2021	533,334,630	$16,000	$17,087,302	$(26,437,971)	$228	$(9,334,441)

	Common Stock		Additional Paid-in	Accumulated	Non- controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiary	Deficit
Balances as of December 31, 2021	533,334,630	$16,000	$17,493,027	$(25,435,978)	$-	$(7,926,723)
Stock based compensation			42,079			42,079
Net loss	-	-	-	(162,640)	-	(162,640)

Balances as of March 31, 2022	533,334,630	$16,000	$17,535,106	$(25,598,618)	$228	$(8,047,284)

See accompanying notes to unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the
	Three Months Ended
	March 31,
	2022	2021

Cash flows from operating activities:
Net loss	$(162,640)	$(5,156,792)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization of debt discount	-	24,019
Change in fair market value of warrant liability	(471,607)	664,149
Stock based compensation	42,079	1,510,285
Warrant expense	-	1,154,905
(Gain) on forgiveness of SBA loan	-	(20,832)
Amortization of intangible assets	308,226	487,888
Loss on conversion of debt	-	305,556
Loss on debt extinguishment	-	730,378

Changes in operating assets and liabilities:
Accounts receivable	(15,412)	379,296
Accrued interest	85,611	5,063
Other current assets	(14,383)	3,509
Accounts payable and accrued expenses	17,960	(393,320)

Net cash used by operating activities	(210,166)	(305,896)

Cash used from investing activities:
Purchase of patents	(1,060,000)	(350,000)
Net cash used in investing activities	(1,060,000)	(350,000)

Cash used from financing activities:
Payment on loans – related party	-	(1,750,000)
Proceeds from third party loan	1,260,000	2,500,000
Repayment of purchase price of patents	-	(114,951)
Net cash provided by financing activities	1,260,000	635,049

Net decrease in cash and cash equivalents	(10,166)	(20,847)

Cash and cash equivalents at beginning of period	264,840	247,862

Cash and cash equivalents at end of period	$254,674	$227,015

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	12,884	225
Interest	-	-
Non-cash investing and financing activities
Shares issued for conversion of debt	-	250,000
Interest added to principal	1,387	1,387

See accompanying notes to unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2022

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2021. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year. Reclassifications have been made to conform with the current year presentation.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation and financial statement presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of March 31, 2022.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation (“The Company”)
Digital IP Advisors Inc. (“DIPA”) (wholly owned) (formerly Quest Licensing Corporation (NY))
Quest Licensing Corporation (DE) (“QLC”) (wholly owned)
Quest Packaging Solutions Corporation (90% owned)
Quest Nettech Corporation (“NetTech”) (65% owned)
Semcon IP, Inc. (“Semcon”) (wholly owned)
Mariner IC, Inc. (“Mariner”) (wholly owned)
IC Kinetics, Inc. (“IC”) (wholly owned)
CXT Systems, Inc. (“CXT”) (wholly owned)
Photonic Imaging Solutions Inc. (“PIS”) (wholly owned)
M-Red Inc. (“M-Red”) (wholly owned)
Audio Messaging Inc. (“AMI”) (wholly owned)
Peregrin Licensing LLC (“PLL”) (wholly owned)
Taasera Licensing LLC (“TLL”) (wholly owned)
Soundstreak Texas LLC (“STX”) (wholly owned)
Multimodal Media LLC (“MML”) (wholly owned)
LS Cloud Storage Technologies, LLC (“LSC”) (wholly owned)
Tyche Licensing LLC (“Tyche”) (wholly owned) (formed April 14, 2022)
Deepwell IP LLC (“DIP”) (wholly owned) (formed April 14, 2022)

In February 2022, the Company changed the name of Quest Licensing Corporation to Digital IP Advisors Incorporated.

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

Warrant liability

The Company reflects a warrant liability with respect to warrants for which the number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period and the period to period change in the amount of warrant liability is reflected as a gain or loss in warrant liability and is include under other income (expense).

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

Income Tax

The Company incurred foreign income tax expenses of approximately $13,000 and $0 for the three months ended March 31, 2022 and the three months ended March 31, 2021, respectively.

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

The economic terms of the inventor agreements, operating agreements, contingent legal fee arrangements and litigation financing agreements associated with the patent portfolios owned or controlled by the Company’s operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries and are included in cost of revenues as litigation and licensing expenses. Inventor/former owner royalties, payments to non-controlling interests, contingent legal fees expenses and litigation finance expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor/former owner royalties, contingent legal fees expenses and litigation finance expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

Revenue Recognition

Patent Licensing Fees

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

Stock-based compensation

The Company recognizes stock-based compensation pursuant to ASC 718, “Compensation — Stock Compensation,” which prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees and non-employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee or non-employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Net Loss Per Share

The Company calculates net losses per share by dividing losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Because the Company incurred losses in all periods covered by the financial statements the inclusion of diluted weighted average shares would be anti-dilutive, the diluted net loss per share is the same as the basic net loss per share. Potentially dilutive securities are excluded from the computation of dilutive earnings per share for the three months ended March 31, 2022 and 2021 since the effect would be antidilutive. The Company’s potentially dilutive securities include potential common shares related to 96,246,246 warrants granted to QFL in connection with the Purchase Agreement, 50,000,000 stock options granted to Intelligent Partners in connection with the Restructure Agreement and 60,000,000 stock options granted to officers and consultants.  See Notes 3, 4 and 5.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $26,363,000 and negative working capital of approximately $8,999,000 as of March 31, 2022. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intelligent Partners, QPRC Finance LLC (“QFL”), the Company’s low stock price and the absence of an active trading market in its common stock, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on its business raise substantial doubt as to the Company’s ability to continue as a going concern. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 3 – SHORT-TERM DEBT AND LONG-TERM LIABILITIES

The following table shows the Company’s short-term and long-term debt at March 31, 2022 and December 31, 2021.

	March 31,	December 31,
	2022	2021
Short-term debt:
Loans payable	$138,000	$138,000
Funding liability	4,462,765	3,202,765
Loan payable – related party	2,805,000	2,805,000
Loan payable – SBA - current portion	808	-
Net short-term debt	$7,406,573	$6,145,765

Long-term liabilities:
Loans payable - SBA
Gross	$149,192	$150,000
Net loans payable - SBA	149,192	150,000
Purchase price of patents
Gross	190,000	190,000
Net purchase price of patents – long-term	$190,000	$190,000

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are unrelated third parties at March 31, 2022, and December 31, 2021, in the amount of $138,000. The loans are payable on demand plus accrued interest at 10% per annum. These third parties are also stockholders, but their stockholdings are not significant.

Funding Liability

The funding liability at March 31, 2022 represents the principal amount of the Company’s obligations to QFL pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 between the Company and QFL, as described below. As of March 31, 2021, the Company had made repayments in the amount of approximately $697,000. The obligation to QFL has no repayment term and has been classified as a current liability as of March 31, 2022.

On February 22, 2021, the Company entered into a series of agreements, all dated February 19, 2021,with QFL, a non-affiliated party, including the “Purchase Agreement, a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guarantee”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i)	Pursuant to the Purchase Agreement, QFL agreed to make available to the Company a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which $2,210,000 has been advanced as of March 31, 2022; (b) up to $2,000,000 for operating expenses, of which the Company has requested and received $1,200,000 as of March 31, 2022; and (iii) $1,750,000 to fund the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners. In return the Company transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii)	The Company used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners pursuant to the Restructure Agreement executed contemporaneously with the closing of the Investment Documents. The payment was made directly from QFL to Intelligent Partners.

(iii)	Pursuant to the Security Agreement, the Company’s obligations under the Purchase Agreement with QFL are secured by: (a) the proceeds (as defined in the Purchase Agreement); (b) the patents (as defined in the Purchase Agreement; (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Subsidiary Guaranty, eight of the Company’s subsidiaries – QLC, NetTech, Mariner, Semcon, IC, CXT, M-Red, and AMI, collectively, the “Subsidiary Guarantors”) guaranteed the Company’s obligations to QFL under the Purchase Agreement.

(v)	Pursuant to the Subsidiary Security Agreement, the Subsidiary Guarantors granted QFL a security interest in the proceeds from the future monetization of their respective patent portfolios.

(vi)	Pursuant to the Warrant Issue Agreement, the Company granted QFL ten-year warrants to purchase a total of up to 96,246,246 shares of the Company’s common stock, at an exercise price of $0.0054 per share which may be exercised from the date of exercise through February 18, 2031 on a cash or cashless basis. Exercisability of the warrant is limited if, upon exercise, the holder or any of holder’s affiliates would beneficially own more than 4.99% (the “Maximum Percentage”) of the Company’s common stock, except that by written notice to the Company, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to the Company. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). Because the facility with QFL has no term the fair value of the warrants was expensed at the grant date. A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. See Notes 4 and 5 for information on the warrant issue and associated liability.

(vii)	The Company regained compliance with the OTCQB Eligibility Requirements on May 7, 2021, at which time the common stock recommenced trading on the OTCQB.

(viii)	The Company granted QFL certain registration rights with respect to the 96,246,246 shares of common stock issuable upon exercise of the warrant. See Note 5 for information on the warrant issue.

(ix)	Pursuant to the Board Observation Rights Agreement, until the later of the date on which QFL or its affiliates (i) have received the entirety of their Investment Return (as defined in Purchase Agreement), and (ii) no longer hold any Securities (the “Observation Period”), the Company granted QFL the right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings (including, without limitation, telephonic or other electronic meetings) of the Board or any committee thereof, including executive sessions, in an observer capacity.

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

On May 20, 2021, TLL, entered into an agreement with Taasera, Inc. to acquire all right, title, and interest in a portfolio of seven United States patents (the “Taasera Portfolio”) for $250,000. The Company requested and received a capital advance from QFL in the amount of $250,000 pursuant to the Purchase Agreement, which was used to make payment to Taasera, Inc.

On October 15, 2021, MML, acquired all right, title, and interest in a portfolio of nine United States patents (the “MML Portfolio”) for a purchase price of $550,000 pursuant to an agreement with Aawaaz Inc. (“AI”), pursuant to which MML retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any. The Company requested and received a capital advance from QFL in the amount of $550,000 pursuant to the Purchase Agreement, which was used to make payment to AI.

On January 27, 2022, the Company acquired, via assignment from Intellectual Ventures Assets 181 LLC and Intellectual Ventures Assets 174 LLC, all right title and interest to fifteen United States patents and three foreign patents for a purchase price of $1,060,000. The Company requested and received a capital advance in the amount of the $1,060,000 purchase price from the facility with QFL. Two of the patents were assigned to Tyche and the balance of the patents were assigned to DIP.

The Company requested and received an operating capital advances in the amount of $200,000 and $400,000 from QFL pursuant to the Purchase Agreement for the three months ended March 31, 2022 and 2021, respectively.

Loan Payable Related Party

The loan payable – related party at March 31, 2022 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners, LLC (“Intelligent Partners”) of $2,805,000, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% Note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as describe below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL has received its negotiated rate of return.

On or prior to the date of the Restructure Agreement, Intelligent Partners transferred to Andrew Fitton (“Fitton”) and Michael Carper (“Carper”)$250,000 of the notes (the “Transferred Note”), thereby reducing the principal amount of the notes held by Intelligent Partners to $4,422,810.

On February 22, 2021, the Company and Intelligent Partners agreed to extinguish the notes and Transferred Note, and terminate or amend and restate the SPA and Transaction Documents, pursuant to a series of agreements including: the Restructure Agreement, a Stock Purchase Agreement (the “Stock Purchase Agreement”), an Option Grant (the “Option Grant”), an Amended and Restated Pledge Agreement (the “Pledge Agreement”), an Amended and Restated Registration Rights Agreement (the “Registration Rights Agreement”), a Board Observation Agreement (the “Board Observation Agreement”), a MPA-NA Security Interest Agreement (the “MPA-NA Security Interest Agreement”), an Amended and Restated Patent Proceeds Security Agreement (the “Patent Proceeds Security Agreement”, an Amended and Restated MPA-CP (the “MPA-CP”), an Amended and Restated MPA-CXT (the “MPA-CXT”), a MPA-MR (the “MPA-MR”), a MPA-AMI (the “MPA-AMI,” and together with the MPA-CP, MPA-CXT and MPA-MR, each a Restructure MPA and together the Restructure MPAs) and a MPA-NA (the “MPA-NA”).

(i)	Pursuant to the Restructure Agreement, the Company paid Intelligent Partners $1,750,000 at closing, which the Company received from QFL and which QFL paid directly to Intelligent Partners, and recognized the TMPO, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the Restructure Agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. The TMPO has been classified as a current liability as of March 31, 2021.

(ii)	Pursuant to the Stock Purchase Agreement, the Company issued to Fitton and Carper, as holders of the Transferred Note, a total of 46,296,296 shares of common stock at a purchase price of $0.0054 per share, which purchase price was paid by the conversion and in full satisfaction of the Transferred Note (the “Conversion Shares”). For purposes of extinguishment, the issuance of the Conversion Shares in full satisfaction of the Transferred Note balance of $250,000 is included in the reacquisition price of the debt. The Company recognized a loss on debt conversion of $305,556 which is the difference between the agreed conversion price and the fair value of the Conversion Shares at the date of conversion. See Note 5 for information on the share issue.

(iii)	Pursuant to the Option Grant, the Company granted Intelligent Partners an option to purchase a total of 50,000,000 shares of common stock, with an exercise price of $0.0054 per share which vests immediately and may be exercised through September 30, 2025. The Company valued the option at approximately $598,000 using the Black-Scholes pricing model. The proceeds were allocated to the repurchase price of the debt extinguishment based on its fair value. See Note 5 for information on the option grant.

(iv)	Pursuant to the restructured monetization proceeds agreement, Intelligent Partners has a right to receive 60% of the net monetization proceeds from the patents currently owned by the Subsidiary Guarantors. The agreement has no termination provisions, so Intelligent Partners will be entitled to its percentage interest as long as revenue is generated from the intellectual property covered by the agreement.

(v)	Pursuant to the MPA-NA, until the TMPO has been paid in full, Intelligent Partners is entitled to receive 10% of the net proceeds realized from new assets acquired by the Company. If, in any calendar quarter, net proceeds realized exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. After satisfaction of the TMPO, the MPA-NA and Intelligent Partners’ interest in new asset proceeds shall terminate.

(vi)	The Company granted Intelligent Partners, Fitton and Carper certain registration rights with respect to (i) the 50,000,000 shares currently owned by Fitton and Carper; (ii) the 46,296,296 Conversion Shares issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the option. See Note 5

(vii)	Pursuant to the Subsidiary Security Agreement, the Company’s obligations under its agreements with Intelligent Partners, including its obligations under the Restructure Agreement and the Restructure MPAs are secured by a security interest in the net proceeds realized from the future monetization of the patents currently owned by the eight subsidiaries named above.

(viii)	Pursuant to the MPA-NA-Security Interest Agreement, our obligations under the MPA-NA are secured by a security interest in net proceeds realized from the future monetization of new patents acquired until the TMPO is satisfied, provided Intelligent Partners’ secured interest shall be limited to its entitlement in Net Proceeds under the MPA-NA. After satisfaction of the TMPO the security interest in proceeds from new assets shall terminate.

(ix)	Pursuant to the Board Observation Rights Agreement, until the Total Monetization Proceeds Obligation has been satisfied (the “Observation Period”), the Company granted Intelligent Partners the option and right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings of the Board or any committee thereof, including executive sessions, in an observer capacity. Intelligent Partners has no right to appoint a director to the board.

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

The Company recognized a loss on extinguishment of the note of $730,378 reflected as follows:

Carrying amount as of the restructure date	$4,672,810
Less unamortized debt discount and issuance costs	-
Net carrying amount	4,672,810
Reacquisition Price
Cash payment via QFL	(1,750,000)
Conversion of transferred note	(250,000)
Fair value of option grant	(598,188)
TMPO undiscounted future cash flows	(2,805,000)
Loss on debt extinguishment	$(730,378)

Because of its ownership percentage, Intelligent Partners is treated as a related party.

Loan Payable – SBA – current portion

The loans payable-SBA – current portion at March 31, 2022 represents the current portion of installment payments due under:

●	A secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

Long term liabilities

The purchase price of patents at March 31, 2022 represents:

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

NOTE 4 – WARRANT LIABILITY

The Company issued warrants to purchase 96,246,246 shares of common stock to QFL (see Note 3) in connection with its funding agreement. If on the date of initial exercise the aggregate number of warrant shares purchasable upon exercise of the warrant would yield less than an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), then the number of warrant shares shall be increased to an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), the number of shares underlying the warrants is not fixed until the date of the initial exercise. As such, the warrant issued to QFL requires classification as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and is valued at its fair value as of the grant date and re-measured at each balance sheet date with the period-to-period change in the fair market value of the warrant liability reflected as a gain or loss in warrant liability and included under other income (expense).

As of March 31, 2022, and December 31, 2021, the aggregate fair value of the outstanding warrant liability was approximately $1,164,580 and $1,636,187, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of March 31, 2022 and December 31, 2021:

	As of
	March 31,	December 31,
	2022	2021
Volatility	370%	373%
Exercise price	0.0054	0.0054
Risk-free interest rate	1.37%	1.37%
Expected dividends	-	-%
Expected term	8.9	9.4

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2022 and December 31, 2021:

	Fair Value Measurements as of
	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	$-	$-	$-	$-	$-	$-
Total assets	-	-	-	-	-	-
Liabilities
Warrant liability	-	-	1,164,580	-	-	1,636,187
Total liabilities	$-	$-	$1,164,580	$-	$-	$1,636,187

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Significant Unobservable Inputs (Level 3) as of March 31, 2022
Fair value at beginning of period	$1,636,187
Change in fair value	(471,607)
Ending balance	$1,164,580

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

Issuance of Common Stock and Options

Issuances to Intelligent Partners

On February 22, 2021, pursuant to the Restructure Agreement, Intelligent Partners and its controlling members (Fitton and Carper) agreed to extinguish the notes and Transferred Note, and terminate or amend and restate the SPA and Transaction Documents and the Company: (i) issued to Fitton and Carper, as holders of the Transferred Note, pursuant to the Stock Purchase Agreement a total of 46,296,296 shares of common stock at a purchase price of $0.0054 per share, which purchase price was paid by the conversion and in full satisfaction of the Company’s obligation under the Transferred Note and is included in the calculation of the repurchase price of the debt; and (ii) granted Intelligent Partners, pursuant to the Option Grant, an option to purchase a total of 50,000,000 shares of common stock, with an exercise price of $0.0054 per share which vested immediately and may be exercised through September 30, 2025. The Company valued the purchase option at approximately $598,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) option life of 5 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company granted Intelligent Partners, Fitton and Carper certain registration rights with respect to (i) the 50,000,000 shares currently owned by Fitton and Carper; (ii) the 46,296,296 Conversion Shares issued to Fitton and Carper, and (iii) the 50,000,000 shares of common stock issuable upon exercise of the option. Commencing six months from the closing date, if the shares owned by Fitton, Carper and Intelligent Partners cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to Intelligent Partners.

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

The Company recorded professional fees in the amount of $240,000 as a result the restricted stock grants to these two consultants. The Company determined the fair value of the options as of the grant date to be approximately $720,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company determined that the first performance condition will be met and accrued the option expense of approximately $240,000 over the period from the grant date to achievement of the performance condition. The Company recognized option expense of approximately $0 and $120,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.

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

The Company recorded professional fees in the amount of $120,000 as a result the restricted stock grant to the third consultant. The Company determined the fair value of the options as of the grant date to be approximately $360,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company recognized option expense of approximately $42,079 and $22,300 for the three months ended March 31, 2022 and March 31, 2021, respectively.

Compensatory Arrangements of Officers and Directors

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

The Company recognized compensation expense of $888,000 in conjunction with issuance of common stock to officers and directors. The Company determined the fair value of the options to be approximately $720,000 as of the grant date using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company recognized option expense of approximately $0 and $120,000 for the three months ended March 31, 2022 and March 31, 2021, respectively.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2021	200,000,000	0.02	7.80
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2022	200,000,000	0.02	7.55

Options exercisable at end of period	100,000,000	0.0077	6.20

The intrinsic value of the outstanding options as of March 31, 2022 is $430,000.

As of March 31, 2022, there was approximately $1,090,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of approximately 8 years.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2021	96,246,246	0.0054	9.14
Granted	-	-	-
Exercised	-	-	-
Expired	-	-	-
Cancelled	-	-	-
Balance - March 31, 2022	96,246,246	0.0054	8.89

The intrinsic value of the outstanding warrants as of March 31, 2022 is $635,225.

NOTE 6 – INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

			Weighted average
	March 31,	December 31,	amortization period
	2022	2021	(years)
Patents	$2,315,000	$5,617,117	11.02
Disposal	-	(4,362,117)
Subtotal	2,315,000	1,255,000
Less: accumulated amortization	(1,023,744)	(715,519)
Net value of intangible assets	$1,291,256	$539,481	2.83

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at March 31, 2022 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years; these patents were disposed of as of December 31, 2021

●	patents acquired in July 2017 pursuant to an obligation to pay 50% of net revenues to IV 34/37 (see Note 3); the useful lives of the patents, at the date of acquisition, was 5-6 years; these patents were disposed of as of December 31, 2021.

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents acquired in March 2019 pursuant to an obligation to pay 50% of net revenues to IV 113/108 (see Note 3); the useful lives of the patents, at the date of acquisition, was approximately 9 years, these patents were disposed of as of December 31, 2021.

●	patents (which were fully amortized at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent or payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

●	patents acquired in January 2022 for a purchase price of $1,060,000, the useful lives of the patents, at the date of purchase, was approximately 1-2 years.

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

The Company assesses intangible assets for any impairment to the carrying values.  As of March 31, 2022, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents comprised approximately $308,000 and approximately $488,000 for the three months ended March 31, 2022 and March 31, 2021, respectively. Future amortization of intangible assets is as follows:

Year ended December 31,
Remainder of 2022	$549,998
2023	314,150
2024	98,291
2025	53,267
2026 and thereafter	275,550
Total	$1,291,256

NOTE 7 – RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company which was needed to support its daily operations. The Company discloses all related party transactions.

See Notes 3 and 5 in connection with the Restructure Agreement dated February 22, 2021 with Intelligent Partners. Because of its ownership percentage, Intelligent Partners is treated as a related party.

See Note 5 with respect to share based compensation to officers and directors.

See Note 8 with respect to the employment agreement with the Company’s president and chief executive officer.

During the three months ended March 31, 2022 and 2021, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. For the three months ended March 31, 2022 and 2021, the cost of these services was approximately $115 and $115, respectively.

During the three months ended March 31, 2022 and 2021, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the three months ended March 31, 2022 and 2021, the cost of these services was approximately $28,000 and $0, respectively.

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

Pension Benefits

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2022, the percentage is set at 19%. The Company’s president and chief executive officer is the only participant and $14,500 and $14,500 was deposited into his SEP IRA account for the three months ended March 31, 2022 and 2021, respectively.

Patent Enforcement and Other Litigation

Certain of the Company’s operating subsidiaries are engaged in litigation to enforce their patents and patent rights. In connection with these patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against the Company or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by the Company or its operating subsidiaries, could materially impair the Company’s operating results and financial position and could result in a default under the Company’s obligations to QFL. Since the operating subsidiaries do not have any assets other than the patents, and the Company does not have any available financial resources to pay any judgment which a defendant may obtain against a subsidiary, such a judgment may result in the bankruptcy of the subsidiary and/or the loss of the patents, which are the subsidiaries’ only assets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated unaudited financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements.

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage eighteen intellectual property portfolios, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits.

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

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three months ended March 31, 2022 were from patent licensing fees, of which approximately 100% was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.  We did not generate revenue for the three months ended March 31, 2021.

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

Because we were in default under our loans to Intelligent Partners (as successor to United Wireless), with Intelligent Partners having the ability to declare a default on our notes in the principal amount of $4,672,810, and with the possibility of our seeking protection under the Bankruptcy Act, we ceased our monetization activities, since no counsel would represent us on a contingent basis and no potential funding source would provide us with funding in view of the default and possible bankruptcy, and we devoted our efforts in negotiating the agreements with QFL and Intelligent Partners. We resumed our monetization activities in February 2021 after we entered into our agreements with QFL and Intelligent Partners. However, the intellectual property monetization cycle is lengthy and may ultimately be unsuccessful. Accordingly, we did not generate revenues during the three months ended March 31, 2021.

Agreements with QFL and Intelligent Partners

On February 22, 2021, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which $2,210,000 has been advanced as of March 31, 2022; (b) up to $2,000,000 for operating expenses, of which the we have requested and received $1,200,000 as of March 31, 2022; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners. Our obligations to QFL are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. We also granted QFL a ten-year warrant to purchase a total of up to 96,246,246 shares of our common stock, with an exercise price of $0.0054 per share which may be exercised through February 18, 2031on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and regained compliance on May 7, 2021 and we granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

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

In August 2021, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Yamaha Corporation and Steinberg Media Technologies GMBH. As of March 31, 2022, the matters have been resolved and revenue for the three months ended March 31, 2022 includes revenue from the settlement.

In September 2021, M-RED Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Biostar Microtech International Corp. and Giga-Byte Technology Co., Ltd. As of March 31, 2022, those matters have been resolved and revenue for the three months ended March 31, 2022 includes revenue from those settlements.

In November 2021, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Trend Micro Incorporated. In March 2022, Trend Micro, Inc. filed a complaint against TLL in the U.S. District for the Western District of Texas seeking declaratory judgement of non-infringement of the patents in suit. In February 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Checkpoint Software Technologies Ltd. and Palo Alto Networks, Inc. In March 2022, TLL voluntarily dismissed, without prejudice, the action against Palo Alto Networks, Inc. In March 2022, Palo Alto Networks, Inc. filed a complaint against TLL and the Company in the U.S. District for the Southern District of New York seeking declaratory judgement of non-infringement of the patents in suit.

In March 2022, LSC brought patent infringement suits in the U.S. District for the Eastern District of Texas against Microsoft Corporation, Google LLC, Cisco Systems, Inc. and Amazon.com, Inc. et.al.

On January 27, 2022, the Company acquired, via assignment from Intellectual Ventures Assets 181 LLC and Intellectual Ventures Assets 174 LLC, all right title and interest to four patent portfolios consisting of fifteen United States patents and three foreign patents for a purchase price of $1,060,000. The Company requested and received a capital advance in the amount of the $1,060,000 purchase price from the facility with QFL. The patents were assigned to our wholly owned subsidiaries Tyche Licensing LLC and Deepwell IP LLC.

Results of Operations

Three months ended March 31, 2022 and 2021

	Three months ended March 31,
	2022	2021

Revenues (patent licensing fees)	$122,000	$-
Cost of revenue (litigation and licensing expenses)	110,105	64,238
Selling, general and administrative expenses	547,647	2,229,092
Total operating expenses	657,752	2,229,092
Loss from operations	(535,752)	(2,293,330)

We generated revenues of $122,000 for the three months ended March 31, 2022, as compared with no revenues for the three months ended March 31, 2021. Our revenue for the quarter was generated from settlements in the M-RED and STX portfolios. The failure to generate revenue for the three months ended March 31, 2021 resulted from our inability to engage counsel or secure financing for licensing programs on our intellectual property as a result of our default under the notes to Intelligent Partners. Our revenue, in the near future if not longer, is likely to be affected by factors relating to the COVID-19 pandemic as described under “Overview”. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. As discussed above, the timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Operating expenses for the three months ended March 31, 2022 decreased by approximately $1,636,000, or approximately 71%, compared to the three months ended March 31, 2021. Our principal operating expense for the three months ended March 31, 2022 was amortization of intangible assets of approximately $308,000 compared to approximately $488,000 for the three months ended March 31, 2021, which is included in our selling, general and administrative expenses. Our principal operating expense for the three months ended March 31, 2021 was stock based compensation of approximately $1,510,000 to officers, directors and consultants. We had stock-based compensation costs of approximately $42,000 for the three months ended March 31, 2022. As discussed above, the timing and amount of revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights. Depending on the terms of the engagement with counsel, total fees payable across all our portfolio enforcement actions may exceed total settlement recoveries as of a specific date as the settlements do not occur simultaneously.

Other expense for the three months ended March 31, 2022 included a gain on change in fair value of warrant liability of approximately $472,000. We realized a loss on change in fair value of warrant liability of approximately $664,000 in the comparable period of 2021. Other expense for the three months ended March 31, 2021 also included an approximately $730,000 loss on the extinguishment of our obligation to Intelligent Partners, an approximately $306,000 loss on conversion of debt, warrant expense of approximately $1,819,000 and income of approximately $21,000 on the forgiveness of our Paycheck Protection Program loan from the SBA. Other expense reflects interest expense of approximately $86,000 for the three months ended March 31, 2022 and approximately $29,000 for the three months ended March 31, 2021. The increase in interest expense reflects the accrued interest payable on the principal amount of QFL facility.

During the period we incurred income tax expense of approximately $13,000 and $225 for the three months March 31, 2022 and 2021. The increase in income tax expense primarily reflects foreign income taxes related to foreign source patent licensing fees. We did not incur foreign income tax expenses in the three months ended March 31, 2021.

As a result of the foregoing, we realized net loss of approximately $163,000, or $0.00 per share (basic and diluted), for the three months ended March 31, 2022, compared to net loss of approximately $5,157,000, or $0.01 per share (basic and diluted), for the three months ended March 31, 2021.

Liquidity and Capital Resources

At March 31, 2022, we had current assets of approximately $297,000, and current liabilities of approximately $9,296,000. Our current liabilities include funding liabilities of approximately $4,463,000 payable to QFL, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of $2,805,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, and loans payable of $138,000 and accrued interest of approximately $578,000. As of March 31, 2022, we have an accumulated deficit of approximately $25,599,000 and a negative working capital of approximately $8,899,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

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

Significant Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates including the allowance for doubtful accounts, income taxes and contingencies. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Warrant Liability

We reflect a warrant liability with respect to warrants for which the number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period and the period to period change in the amount of warrant liability is reflected as a gain or loss in warrant liability and is included under other income (expense).

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

Income Tax

We incurred foreign income tax expenses of approximately $13,000 and $0 for the three-months ended March 31, 2022 and 2021, respectively.

Stock-based Compensation

We account for stock-based compensation pursuant to ASC 718, “Compensation — Stock Compensation,” which prescribes accounting and reporting standards for all stock-based payment transactions in which employee and non-employee services, are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments such as employee stock ownership plans and stock appreciation rights. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

The economic terms of the inventor agreements, operating agreements, contingent legal fee arrangements and litigation financing agreements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries and are included in cost of revenues as litigation and licensing expenses. Inventor/former owner royalties, payments to non-controlling interests, contingent legal fees expenses and litigation finance expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor/former owner royalties, contingent legal fees expenses and litigation finance expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on our financial statements.

Going Concern

We have an accumulated deficit of approximately $25,599,000 and negative working capital of approximately $8,999,000 as of March 31, 2022. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to QFL, Intelligent Partners, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on our business raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce our intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls were not effective as of March 31, 2022, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting.

As reported in our annual report on Form 10-K for the year ended December 31, 2021, management has determined that our internal control over financial reporting contains material weaknesses due to lack of segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. These problems continue to affect us as we only have on full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 16, 2022

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer