Form 10-Q
period 2022-09-30
QUEST PATENT RESEARCH CORP
filed 2022-11-14
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2022

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,333,347 shares of common stock are issued and outstanding as of November 14, 2022.

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

OTHER PERTINENT INFORMATION

Reverse Split, Change in Authorized Common Stock

On July 27, 2022, the Company amended its amended and restated certificate of incorporation, The amendment (i) decreased the number of authorized shares of common stock from 10,000,000,000 shares to 30,000,000 shares and (ii) effected a one-for-100 reverse split whereby each share of common stock became and was converted into one-hundredth of a share of such common stock, with fractional shares being rounded up to the next higher whole number of shares. All authorized share and share information in this Form 10-Q have been retroactively restated to reflect the reverse split and change in authorized common stock.

Unless specifically set forth to the contrary, “Quest”, “Company”, “we,” “us,” “our” and similar terms refer to Quest Patent Research Corporation, and its subsidiaries, unless the context indicates otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2022	December 31, 2021
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$75,968	$264,840
Accounts receivable, net of allowance for doubtful accounts of $0 and $0, respectively	215,571	—
Other current assets	13,092	12,305
Total current assets	304,631	277,145

Patents, net of accumulated amortization of $1,427,345 and $715,519, respectively	1,329,655	539,481
Total assets	$1,634,286	$816,626

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$193,135	$129,426
Loans payable	138,000	138,000
Funding liability	5,283,714	3,202,765
Loan payable - related party	2,801,150	2,805,000
Loan payable – SBA - current portion	2,402	—
Warrant liability	204,042	1,636,187
Accrued interest	787,676	491,971
Total current liabilities	9,410,119	8,403,349

Non-current liabilities
Loan payable – SBA	147,598	150,000
Purchase price of patents	190,000	190,000
Total liabilities	$9,747,717	$8,743,349

Commitments and contingencies (Note 2)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at September 30, 2022 and December 31, 2021; shares issued and outstanding 5,333,347 at September 30, 2022 and December 31, 2021	160	160
Additional paid-in capital	17,601,077	17,508,867
Accumulated deficit	(25,714,896)	(25,435,978)
Total Quest Patent Research Corporation stockholders' deficit	(8,113,659)	(7,926,951)
Non-controlling interest in subsidiary	228	228
Total stockholders' deficit	(8,113,431)	(7,926,723)
Total liabilities and stockholders' deficit	$1,634,286	$816,626

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues
Patent licensing fees	$275,000	$—	$397,000	$—

Cost of revenue
Litigation and licensing expenses	147,393	5,825	237,487	70,063
Gross margin	127,607	(5,825)	159,513	(70,063)

Operating expenses
Selling, general and administrative expenses	476,812	363,402	1,561,987	3,482,360
Total operating expenses	476,812	363,402	1,561,987	3,482,360
Loss from operations	(349,205)	(369,227)	(1,402,474)	(3,552,423)

Other income (expense)
Gain on settlement of accounts payable	—	1,725,965	—	1,763,573
Warrant expense	—	—	—	(1,154,905)
Change in fair market value of warrant liability	565,928	(394,610)	1,432,145	(779,645)
Loss on conversion of debt	—	—	—	(305,556)
Loss on debt extinguishment	—	—	—	(730,378)
Interest expense	(113,058)	(90,509)	(295,705)	(216,667)
Total other income (expense)	452,870	1,240,846	1,136,440	(1,423,578)

Income (loss) before income tax	103,665	871,619	(266,034)	(4,976,001)

Income tax expense	—	—	(12,884)	(1,806)

Net income (loss)	$103,665	$871,619	$(278,918)	$(4,977,807)

Income (loss) per share - basic	$0.02	$0.16	$(0.05)	$(0.99)

Income (loss) per share - diluted	$0.02	$0.13	$(0.05)	$(0.99)

Weighted average shares outstanding - basic	5,333,347	5,333,347	5,333,347	5,046,016

Weighted average shares outstanding - diluted	5,333,347	6,587,167	5,333,347	5,046,016

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

			Additional		Non-controlling	Total
	Common Stock		Paid-	Accumulated	Interest in	Stockholders'
	Shares	Amount	In Capital	Deficit	Subsidiaries	Deficit
Balance at January 1, 2021	3,830,384	$115	$14,439,158	$(21,281,179)	$228	$(6,841,678)
Restricted shares issued for services	1,040,000	31	1,247,969	—	—	1,248,000
Shares issued for conversion of debt	462,963	14	555,542	—	—	555,556
Option issued for debt extinguishment	—	—	598,188	—	—	598,188
Stock-based compensation	—	—	262,285	—	—	262,285
Net loss	—	—	—	(5,156,792)	—	(5,156,792)
Balance at March 31, 2021	5,333,347	160	17,103,142	(26,437,971)	228	(9,334,441)
Stock-based compensation	—	—	294,830	—	—	294,830
Net loss	—	—	—	(692,634)	—	(692,634)
Balance at June 30, 2021	5,333,347	160	17,397,972	(27,130,605)	228	(9,732,245)
Stock-based compensation	—	—	55,448	—	—	55,448
Net income	—	—	—	871,619	—	871,619
Balance at September 30, 2021	5,333,347	$160	$17,453,420	$(26,258,986)	$228	$(8,805,178)

			Additional		Non-controlling	Total
	Common Stock		Paid-In	Accumulated	Interest in	Stockholders'
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balance at January 1, 2022	5,333,347	$160	$17,508,867	$(25,435,978)	$228	$(7,926,723)
Stock-based compensation	—	—	42,079	—	—	42,079
Net loss	—	—	—	(162,640)	—	(162,640)
Balance at March 31, 2022	5,333,347	160	17,550,946	(25,598,618)	228	(8,047,284)
Stock-based compensation	—	—	24,928	—	—	24,928
Net loss	—	—	—	(219,943)	—	(219,943)
Balance at June 30, 2022	5,333,347	160	17,575,874	(25,818,561)	228	(8,242,299)
Stock-based compensation	—	—	25,203	—	—	25,203
Net income	—	—	—	103,665	—	103,665
Balance at September 30, 2022	5,333,347	$160	$17,601,077	$(25,714,896)	$228	$(8,113,431)

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net loss	$(278,918)	$(4,977,807)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	—	74,541
Change in fair market value of warrant liability	(1,432,145)	779,645
Stock-based compensation	92,210	1,860,563
Warrant expense	—	1,154,905
Gain on settlement of accounts payable	—	(1,763,573)
Amortization of intangible assets	711,826	1,014,777
Loss on conversion of debt	—	305,556
Loss on debt extinguishment	—	730,378
Change in operating assets and liabilities:
Accounts receivable	(215,571)	1,032,219
Other current assets	(787)	(9,597)
Accounts payable and accrued liabilities	63,709	(1,053,766)
Accrued interest	295,705	142,128
Net cash used in operating activities	(763,971)	(710,031)

Cash flows from investing activities:
Purchase of patents	(1,502,000)	(600,000)
Net cash used in investing activities	(1,502,000)	(600,000)

Cash flows from financing activities:
Payments on loans - related party	(3,850)	(1,750,000)
Loan payable - third party	—	(9,000)
Proceeds from funding liability	2,103,000	3,150,000
Payment of funding liability	(22,051)	—
Payment of purchase price of patents	—	(114,951)
Net cash provided by financing activities	2,077,099	1,276,049

Net decrease in cash and cash equivalents	(188,872)	(33,982)
Cash and cash equivalents at beginning of period	264,840	247,862
Cash and cash equivalents at end of period	$75,968	$213,880

Non-cash investing and financing activities:
Shares issued for conversion of debt	$—	$555,556
Interest added to principal	$4,208	$4,208
Options granted for settlement of debt	$—	$598,188
Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$12,884	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of September 30, 2022.

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

Soundstreak Texas LLC (“STX”) (wholly owned)

Multimodal Media LLC (“MML”) (wholly owned)

LS Cloud Storage Technologies, LLC (“LSC”) (wholly owned)

Tyche Licensing LLC (“Tyche”) (wholly owned)

Deepwell IP LLC (“DIP”) (wholly owned) (formed April 14, 2022)

EDI Licensing LLC (“EDI”) (wholly owned) (formed July 7, 2022)

Koyo Licensing LLC (“Koyo”) (wholly owned) (formed July 7, 2022)

In February 2022, the Company changed the name of Quest Licensing Corporation to Digital IP Advisors Incorporated.

Significant intercompany transaction and balances have been eliminated in consolidation.

Reverse Split, Change in Authorized Common Stock

On July 27, 2022, the Company amended its amended and restated certificate of incorporation. The amendment (i) decreased the number of authorized shares of common stock from 10,000,000,000 shares to 30,000,000 shares and (ii) effected a one-for-100 reverse split whereby each share of common stock, par value $0.00003 per share, became and was converted into one-hundredth of a share of such common stock, with fractional shares being rounded up to the next higher whole number of shares. All authorized share and share information in these financial statements retroactively reflect the reverse split and change in authorized common stock.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts at September 30, 2022 and December 31, 2021.

Intangible Assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives whichever is shorter and are reviewed for impairment upon any triggering event that may give rise to the asset's ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

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

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Income Tax

The Company did not incur any foreign income tax expense for the three months ended September 30, 2022, but incurred foreign income tax expense of approximately $13,000 for the nine months ended September 30, 2022. The Company did not incur any foreign income tax expense for the three months ended September 30, 2021 but incurred foreign income tax of $2,000 for the nine months ended September 30, 2021.

Commitments and Contingencies

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

SEPTEMBER 30, 2022

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

Net Income (Loss) Per Share

The Company calculates basic net income (loss) per share by dividing income (loss) allocated to the Company’s stockholders by the basic weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are out of the money and therefore excluded from the computation of dilutive earnings per share for the three months ended September 30, 2022. For the nine months ended September 30, 2022 and 2021, potentially dilutive securities are excluded from the computation of dilutive earnings per share since the effect would be antidilutive. The Company’s potentially dilutive securities include 962,463 potential shares of common stock issuable upon exercise of warrants granted to QFL in connection with the Purchase Agreement, 500,000 shares of common stock issuable upon exercise of stock options granted to Intelligent Partners in connection with the Restructure Agreement and 600,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants. See Notes 3, 4 and 5.

The following table presents the calculation of the Company’s basic and diluted income (loss) per share for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$103,665	$871,619	$(278,918)	$(4,977,807)
Denominator:
Weighted average basic shares outstanding	5,333,347	5,333,347	5,333,347	5,046,016
Dilutive securities: Incremental shares from outstanding stock options and warrants	—	1,253,820	—	—
Weighted average diluted shares outstanding	5,333,347	6,587,167	5,333,347	5,046,016
Income (loss) per share - basic	$0.02	$0.16	$(0.05)	$(0.99)
Income (loss) per share - diluted	$0.02	$0.13	$(0.05)	$(0.99)

For the three months ended September 30, 2021, outstanding options to purchase 1,500,000 shares were excluded from the computation of diluted earnings per share as the exercise price of those options exceeded the average share price for the period and the effect would be antidilutive.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $25,715,000 and negative working capital of approximately $9,105,000 as of September 30, 2022. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intelligent Partners, and QPRC Finance LLC (“QFL”), the Company’s low stock price and the absence of an active trading market in its common stock, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on its business. as well as any adverse consequences which would result from our failure meet the continued listing requirements of the OTCQB (see Note 8), raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of the Company’s intellectual property rights. The work shutdown resulting from COVID-19 has affected the court system, with courts operating on a reduced schedule. As a result, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. These delays continue to have an effect on the court system as a result of the backlog that developed as a result of court closures. In addition, the effect of the COVID-19 and the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim. If any defendant filed for protection under the Bankruptcy Act, the action would be stayed and we may not be able to obtain a judgment or recover on any judgment. Although the Company may seek to raise funds and to obtain third party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SHORT-TERM DEBT AND LONG-TERM LIABILITIES

On July 23, 2021, the Company paid $1,150,000 in full satisfaction of the disputed and unpaid legal services performed by the Company’s former legal counsel for services relating to the monetization of the Company’s intellectual property rights. The Company recognized a gain on settlement of accounts payable of approximately $1,726,000 as a result of the resolution of the dispute.

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are unrelated third parties and stockholders, whose holdings were insignificant, at September 30, 2022 and December 31, 2021, in the amount of $138,000. The loans are payable on demand plus accrued interest at 10% per annum.

Funding Liability

The funding liability at September 30, 2022 and December 31, 2021 represents the principal amount of the Company’s obligations to QFL pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 between the Company and QFL, as described below. As of September 30, 2022, the Company had made total repayments in the amount of approximately $719,000 since February 22, 2021. Approximately $22,000 was repaid during the nine months ended September 30, 2022. The obligation to QFL has no repayment term and has been classified as a current liability as of September 30, 2022.

On February 22, 2021, the Company entered into a series of agreements, all dated February 19, 2021, with QFL, a non-affiliated party, including the “Purchase Agreement”, a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guaranty”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i) Pursuant to the Purchase Agreement, QFL agreed to make available to the Company a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which $2,653,000 has been advanced as of September 30, 2022; (b) up to $2,000,000 for operating expenses, of which the Company has requested and received $1,600,000 as of September 30, 2022; and (iii) $1,750,000 to fund the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners. In return the Company transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

(vi) Pursuant to the Warrant Issue Agreement, the Company granted QFL ten-year warrants to purchase a total of up to 962,463 shares of the Company’s common stock, at an exercise price of $0.54 per share which may be exercised from the date of exercise through February 18, 2031 on a cash or cashless basis. Exercisability of the warrant is limited if, upon exercise, the holder or any of holder’s affiliates would beneficially own more than 4.99% (the “Maximum Percentage”) of the Company’s common stock, except that by written notice to the Company, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to the Company. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). Because the facility with QFL has no term the fair value of the warrants was expensed at the grant date. A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. See Notes 4 and 5 for information on the warrant issue and associated liability.

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

SEPTEMBER 30, 2022

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

In June 2022, MML and AI agreed to amend the Purchase Agreement to add two additional patent families for an additional $92,000. The Company requested and received a capital advance from QFL in the amount of $92,000, which was used to make payment to AI in August 2022 pursuant to the amendment to the Purchase Agreement.

In July 2022, EDI acquired, via assignment from Edward D. Ioli Trust, all right title and interest to a portfolio of five United States patents relating to a system and method for controlling vehicles and for providing assistance to operated vehicles (“EDI Portfolio”) for a purchase price consisting of 50% of the net proceeds resulting from monetization of the EDI Portfolio.

In July 2022, the Company entered into a purchase agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for the purchase of eight United States Patents for a purchase price of $350,000. We paid $35,000 upon execution of the agreement with the balance payable within 30 days. We requested and received a capital advance from QFL in the amount of $350,000, which was used to make payment of the balance in August 2022 pursuant to the terms of the purchase agreement.

The Company requested and received operating capital advances in the amount of $200,000 and $600,000 from QFL pursuant to the Purchase Agreement during the three and nine months ended September 30, 2022, respectively. The Company requested and received operating capital advances in the amount of $200,000 and $800,000 from QFL pursuant to the Purchase Agreement during the three and nine months ended September 30, 2021, respectively.

Loan Payable Related Party

The loan payable – related party at September 30, 2022 and December 31, 2021 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners, LLC (“Intelligent Partners”) of $2,801,150, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% Note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL has received its negotiated rate of return.

On or prior to the date of the Restructure Agreement, Intelligent Partners transferred to Andrew Fitton (“Fitton”) and Michael Carper (“Carper”) $250,000 of the notes (the “Transferred Note”), thereby reducing the principal amount of the notes held by Intelligent Partners to $4,422,810.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

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

(i) Pursuant to the Restructure Agreement, the Company paid Intelligent Partners $1,750,000 at closing, which the Company received from QFL and which QFL paid directly to Intelligent Partners, and recognized the TMPO, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the Restructure Agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. The TMPO has been classified as a current liability as of September 30, 2022.

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

(vi) The Company granted Intelligent Partners, Fitton and Carper certain registration rights with respect to (i) the 500,000 shares currently owned by Fitton and Carper; (ii) the 462,963 Conversion Shares issued to Fitton and Carper, and (iii) the 500,000 shares of common stock issuable upon exercise of the option. See Note 5.

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

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

During the nine months ended September 30, 2021, the Company recognized a loss on extinguishment of the note of $730,378 reflected as follows:

Carrying amount as of the restructure date	$4,672,810
Less unamortized debt discount and issuance costs	—
Net carrying amount	4,672,810
Reacquisition price
Cash payment via QFL	(1,750,000)
Conversion of transferred note	(250,000)
Fair value of option grant	(598,188)
TMPO undiscounted future cash flows	(2,805,000)
Loss on debt extinguishment	$(730,378)

Because of the beneficial ownership percentage of its principals, Intelligent Partners is treated as a related party.

Loan Payable – SBA - Current Portion

The loans payable – SBA - current portion at September 30, 2022 represents the current portion of installment payments due under:

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

Long-Term Liabilities

The purchase price of patents at September 30, 2022 and December 31, 2021 represents:

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

4. WARRANT LIABILITY

On February 22, 2021 the Company issued warrants to purchase 962,463 shares of common stock to QFL (see Note 3) in connection with its funding agreement. If on the date of initial exercise the aggregate number of warrant shares purchasable upon exercise of the warrant would yield less than an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), then the number of warrant shares shall be increased to an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), and therefore the number of shares underlying the warrants is not fixed until the date of the initial exercise. As such, the warrant issued to QFL requires classification as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and is valued at its fair value as of the grant date and re-measured at each balance sheet date with the period-to-period change in the fair market value of the warrant liability reflected as a gain or loss in warrant liability and included under other income (expense).

As of September 30, 2022 and December 31, 2021, the aggregate fair value of the outstanding warrant liability was approximately $204,000 and $1,636,000, respectively.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of September 30, 2022 and December 31, 2021:

	As of
	September 30,	December 31,
	2022	2021
Volatility	375%	373%
Exercise price	$0.54	$0.54
Risk-free interest rate	1.37%	1.37%
Expected dividends	—%	—%
Expected term	8.4	9.4

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2022 and December 31, 2021:

	Fair Value Measurements as of
	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	204,042	—	—	1,636,187
Total liabilities	$—	$—	$204,042	$—	$—	$1,636,187

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2021	$1,636,187
Gain on subsequent measurement	(1,432,145)
Balance at September 30, 2022	$204,042

See Notes 3 and 5 for information on the warrant issuance.

5. STOCKHOLDERS’ EQUITY

Amendment to Amended and Restated Certificate of Incorporation

On July 27, 2022, the Company amended its amended and restated certificate of incorporation following approval of the amendment by the stockholders at the 2022 annual meeting of stockholders.

The amendment (i) decreased the number of authorized shares of common stock from 10,000,000,000 shares to 30,000,000 shares and (ii) effects a one-for-100 reverse split whereby each share of common stock became and was converted into one-hundredth of a share of such common stock, with fractional shares being rounded up to the next higher whole number of shares. There was no change in the par value of the common stock.

All historical share and per share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock and change in authorized common stock.

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

SEPTEMBER 30, 2022

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

The Company recorded professional fees in the amount of $240,000 as a result the restricted stock grants to these two consultants. The Company determined the fair value of the options as of the grant date to be approximately $720,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company determined that the first performance condition were met and accrued the option expense of approximately $239,986 over the period from the grant date to achievement of the performance condition. The Company did not recognize any option expense for the three and nine months ended September 30, 2022. The Company recognized option expense of approximately $0 and $240,000 for the three and nine months ended September 30, 2021, respectively.

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

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

The Company recorded professional fees in the amount of $120,000 as a result the restricted stock grant to the third consultant. The Company determined the fair value of the options as of the grant date to be approximately $360,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company recognized stock-based compensation expense of approximately $25,000 and $92,000 for the three and nine months ended September 30, 2022, respectively and approximately $55,000 and $134,000 for the three and nine months ended September 30, 2021, respectively.

Compensatory Arrangements of Officers and Directors

On February 22, 2021, the board of directors:

(i) Granted restricted stock grants for services rendered and vesting in full upon grant, to:

a.	Jon C. Scahill – 490,000 shares

b.	Timothy J. Scahill – 100,000 shares

c.	Dr. William R. Carroll – 100,000 shares

(ii) Granted Jon Scahill a ten-year option (the “Option”) to purchase 600,000 shares of Common Stock which become exercisable cumulatively as follows:

a.	200,000 shares at an exercise price of $1.00 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB.

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

(iii) Appointed Ryan T. Logue to the board of directors and granted Mr. Logue a restricted stock grant of 500,000 shares of common stock which vested upon his acceptance of his appointment as a director.

The Company recognized compensation expense of $888,000 in conjunction with issuance of common stock to officers and directors. The Company determined the fair value of the options to be approximately $720,000 as of the grant date using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company did not recognize any option expense for the three and nine months ended September 30, 2022. The Company recognized option expense of approximately $0 and $240,000 for the three and nine months ended September 30, 2021, respectively.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2021	2,000,000	2.00	7.80
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - September 30, 2022	2,000,000	2.00	7.05
Options exercisable at end of period	1,000,000	0.77	5.70

The outstanding options do not have an intrinsic value as of September 30, 2022.

As of September 30, 2022, there was approximately $1,040,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of approximately 8 years.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2021	962,463	0.54	9.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - September 30, 2022	962,463	0.54	8.40

The outstanding warrants do not have an intrinsic value as of September 30, 2022.

6. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

	September 30, 2022	December 31, 2021	Weighted Average Amortization Period (Years)
Patents	$2,757,000	$5,617,117	11.02
Disposal	—	(4,362,117)
Subtotal	2,757,000	1,255,000
Less: accumulated amortization	(1,427,345)	(715,519)
Net value of intangible assets	$1,329,655	$539,481	2.67

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at September 30, 2022 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years; these patents were disposed of as of December 31, 2021.

●	patents acquired in July 2017 pursuant to an obligation to pay 50% of net revenues to IV 34/37 (see Note 3); the useful lives of the patents, at the date of acquisition, was 5-6 years; these patents were disposed of as of December 31, 2021.

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents acquired in March 2019 pursuant to an obligation to pay 50% of net revenues to IV 113/108 (see Note 3); the useful lives of the patents, at the date of acquisition, was approximately 9 years, these patents were disposed of as of December 31, 2021.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

●	patents (which were fully amortized at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent or payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

●	patents acquired in January 2022 for a purchase price of $1,060,000, the useful lives of the patents, at the date of purchase, was approximately 1-2 years.

●	patents acquired in July 2022 via assignment from Edward D. Ioli Trust for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of September 30, 2022, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $198,000 and $712,000 for the three and nine months ended September 30, 2022, respectively. Amortization expense for patents was approximately $139,000 and $1,015,000 for the three and nine months ended September 30, 2021, respectively. Amortization expense is included in selling, general, and administration expenses in the accompanying condensed consolidated statement of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
Remainder of 2022	$198,501
2023	457,894
2024	218,352
2025	123,730
2026	83,205
2027 and thereafter	247,973
$1,329,655

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

See Note 5 with respect to share-based compensation to officers and directors.

See Note 8 with respect to the employment agreement with the Company’s president and chief executive officer.

During the nine months ended September 30, 2022 and the three and nine months ended September 30, 2021, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In June 2022 the chief technology officer sold his interest in the entity. The cost of such services was approximately $0 and $205 for the three and nine months ended September 30, 2022, respectively, and approximately $90 and $320 for the three and nine months ended September 30, 2021, respectively.

QUEST PATENT RESEARCH CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022

During the three and nine months ended September 30, 2022 and 2021, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the three and nine months ended September 30, 2022, the cost of these services was approximately $33,000 and $61,000, respectively. For each of the three and nine months ended September 30, 2021, the cost of these services was approximately $0.

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

Pension Benefits

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2022, the percentage is set at 19%. The Company’s president and chief executive officer is the only participant and $14,500 was deposited into his SEP IRA account during the nine months ended September 30, 2022.

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

Effects of possible delisting of common stock on OTCQB

On May 23, 2022, the Company received notice from OTC Markets Group, that, because the bid price for its common stock had closed below $0.01 per share for more than 30 consecutive days, the Company no longer meets the Standards for Continued Eligibility under the OTC listing standards and, if this deficiency is not met by August 21, 2022, the Company's common stock will be removed from the OTCQB marketplace, in which event the common stock will be traded on the OTC Pink market. Our registration rights agreement with QFL provides that, in the event of a failure to comply with certain covenants, which includes the failure of our common stock to be traded on the OTCQB, in additional to any other remedies available to QFL, we are to pay to QFL an amount in cash equal to 2.0% of the aggregate value of QFL’s Registrable Securities, as defined in the Registration Rights Agreement, whether or not included in such registration statement, on each of the following dates: (i) the initial day of a maintenance failure; (ii) on the 30th day after the date of such a failure and (iii) every 30th day thereafter (prorated for periods totaling less than thirty (30) days) until such failure is cured. In July 2022 the Company amended its Certificate of Incorporation to effect a one-for-100 reverse split of its common stock (see Note 5). The OTC Markets Group confirmed to the Company that the deficiency has been cured.

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

Our business, like all businesses at the present time, are affected by the COVID-19 pandemic and the steps taken by states to seek to reduce the spread of the virus. Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown has affected the court system, with courts operating on a reduced schedule. As a result, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. These delays continue to have an effect on the court system as a result of the backlog that developed as a result of court closures. In addition, the effect of the COVID-19 and the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim. A number of defendants and potential defendants have filed to take advantage of the Bankruptcy Act or have announced that they may consider such action. If any defendant filed for protection under the Bankruptcy Act, the action would be stayed and we may not be able to obtain a judgment or recover on any judgment.

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

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three and nine months ended September 30, 2022 were from patent licensing fees, of which approximately 100% was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel. We did not generate revenue for the three and nine months ended September 30, 2021.

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

Because we were in default under our loans to Intelligent Partners (as successor to United Wireless), with Intelligent Partners having the ability to declare a default on our notes in the principal amount of $4,672,810, and with the possibility of our seeking protection under the Bankruptcy Act, we ceased our monetization activities, since no counsel would represent us on a contingent basis and no potential funding source would provide us with funding in view of the default and possible bankruptcy, and we devoted our efforts in negotiating the agreements with QFL and Intelligent Partners. We resumed our monetization activities in February 2021 after we entered into our agreements with QFL and Intelligent Partners. However, the intellectual property monetization cycle is lengthy and may ultimately be unsuccessful. Accordingly, we did not generate revenues during the three and nine months ended September 30, 2021.

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

Effects of Possible Delisting of Common Stock on OTCQB

On May 23, 2022, we received notice from OTC Markets Group, that, because the bid price for our common stock had closed below $0.01 per share for more than 30 consecutive days, we no longer met the Standards for Continued Eligibility under the OTC listing standards and, if this deficiency is not met by August 21, 2022, our stock would be removed from the OTCQB marketplace, in which event our common stock will be traded on the OTC Pink market. Our registration rights agreement with QFL provides that, in the event of a failure to comply with certain covenants, which includes the failure of our common stock to be traded on the OTCQB, in addition to any other remedies available to QFL, we are to pay to QFL an amount in cash equal to 2.0% of the aggregate value of QFL’s Registrable Securities, as defined in the Registration Rights Agreement, whether or not included in such registration statement, on each of the following dates: (i) the initial day of a maintenance failure; (ii) on the 30th day after the date of such a failure and (iii) every 30th day thereafter (prorated for periods totaling less than thirty (30) days) until such failure is cured. In July 2022, we amended our certificate of incorporation to effect a one-for-100 reverse split of our common stock We subsequently received advice from OTC Markets Group that the deficiency had been cured. We had previously received a similar notice, and our common stock taken off the OTCQB effective August 31, 2020, and it traded on the OTC Pink Market until May 7, 2021 when trading resumed on the OTCQB. We cannot assure you that we will continue to meet the requirements for continued listing on the OTCQB, including the maintenance of a bid price of at least $0.01 per share.

Portfolios

In August 2021, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Yamaha Corporation and Steinberg Media Technologies GMBH. In March 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Parrot SA, Delair SAS, Drone Volt, SA, EHang Holdings Limited and Flyability SA. As of September 30, 2022, the matter against Yamaha Corporation, Steinberg Media Technologies GMBH, Parrot SA, Drone Volt, SA, and Flyability SA have been resolved, and revenue for the nine months ended September 30, 2022 includes revenue from the settlement.

In September 2021, M-RED Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Biostar Microtech International Corp. and Giga-Byte Technology Co., Ltd. As of September 30, 2022, those matters have been resolved, and revenue for the nine months ended September 30, 2022 includes revenue from those settlements.

In November 2021, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Trend Micro Incorporated. In March 2022, Trend Micro, Inc. filed a complaint against TLL in the U.S. District for the Western District of Texas seeking declaratory judgement of non-infringement of the patents in suit. In February 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Checkpoint Software Technologies Ltd. and Palo Alto Networks, Inc. In March 2022, TLL voluntarily dismissed, without prejudice, the action against Palo Alto Networks, Inc. In March 2022, Palo Alto Networks, Inc. filed a complaint against TLL and the Company in the U.S. District for the Southern District of New York seeking declaratory judgement of non-infringement of the patents in suit. In May 2022, Trend Micro Inc. filed a motion with the Panel on Multidistrict Litigation seeking to have the pending actions consolidated into a centralized multidistrict litigation for pretrial proceedings. In August 2022, the Judicial Panel on Multidistrict Litigation consolidated all actions in the U.S. District for the Eastern District of Texas. In October 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Fortinet, inc., Crowdstrike, Inc. et.al., and Musarubra US, LLC.

In March 2022, LSC brought patent infringement suits in the U.S. District for the Eastern District of Texas against Microsoft Corporation, Google LLC, Cisco Systems, Inc. and Amazon.com, Inc. et.al. In November 2022, Google LLC filed a petition before the patent trial and appeal board for inter partes review of US Patent No. 10,154,092.

On January 27, 2022, the Company acquired, via assignment from Intellectual Ventures Assets 181 LLC and Intellectual Ventures Assets 174 LLC, all right title and interest to four patent portfolios consisting of fifteen United States patents and three foreign patents for a purchase price of $1,060,000. The Company requested and received a capital advance in the amount of the $1,060,000 purchase price from the facility with QFL. The patents were assigned to our wholly owned subsidiaries Tyche Licensing LLC and Deepwell IP LLC. In May 2022, Tyche brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc., Realtek Semiconductor Corporation, Texas Instruments Incorporated, Infineon Technologies AG and STMicroelectronics NV et. al. In May 2022, Tyche voluntarily dismissed, without prejudice, the action against STMicroelectronics NV et .al. In May 2022, STMicroelectronics, Inc. filed an action for declaratory judgement of non-infringement in the U.S. District for the Northern District of Texas, the action was dismissed without prejudice in July 2022. In September 2022, the action against Texas Instruments Incorporated was dismissed with prejudice.

In June 2022, MML and AI agreed to amend the Purchase Agreement to add two additional patent families for an additional $92,000. We requested and received a capital advance from QFL in the amount of $92,000, which we used to make payment to AI in August 2022 pursuant to the amendment to the Purchase Agreement.

In July 2022, EDI acquired, via assignment from Edward D. Ioli Trust, all right title and interest to a portfolio of five United States patents relating to a system and method for controlling vehicles and for providing assistance to operated vehicles (“EDI Portfolio”) for a purchase price consisting of 50% of the net proceeds resulting from monetization of the EDI Portfolio.

In July 2022, we entered into a purchase agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for the purchase of eight United States Patents for a purchase price of $350,000. We paid $35,000 upon execution of the agreement with the balance payable within 30 days. We requested and received a capital advance from QFL in the amount of $350,000, which was used to make payment of the balance in August 2022 pursuant to the terms of the purchase agreement.

Results of Operations

Three and nine months ended September 30, 2022 and 2021

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues (patent licensing fees)	$275,000	$—	$397,000	$—
Cost of revenue (litigation and licensing expenses)	147,393	5,825	237,487	70,063
Selling, general and administrative expenses	476,812	363,402	1,561,987	3,482,360
Loss from operations	(349,205)	(369,227)	(1,402,474)	(3,552,423)

Other income (expense)
Gain on settlement of accounts payable	—	1,725,965	—	1,763,573
Warrant expense	—	—	—	(1,154,905)
Change in fair market value of warrant liability	565,928	(394,610)	1,432,145	(779,645)
Loss on conversion of debt	—	—	—	(305,556)
Loss on debt extinguishment	—	—	—	(730,378)
Interest expense	(113,058)	(90,509)	(295,705)	(216,667)
Total other income (expense)	452,870	1,240,846	1,136,440	(1,423,578)

Income (loss) before income tax	103,665	871,619	(266,034)	(4,976,001)

Income tax expense	—	—	(12,884)	(1,806)

Net income (loss)	$103,665	$871,619	$(278,918)	$(4,977,807)

We generated revenues of approximately $275,000 for the three months ended September 30, 2022 and approximately $397,000 for the nine months ended September 30, 2022, as compared to no revenues for the three and nine months ended September 30, 2021. Our revenue for the nine months ended September 30, 2022 was generated from settlements in the M-RED and STX portfolios. The failure to generate revenue for the nine months ended September 30, 2021 resulted from our inability to engage counsel or secure financing for licensing programs on our intellectual property as a result of our default under the notes to Intelligent Partners. Our revenue, in the near future if not longer, is likely to be affected by factors relating to the COVID-19 pandemic as described under “Overview.” The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. Cost of revenue for the three months ended September 30, 2022 and 2021 relating to patent service costs was approximately $147,000 and $6,000, respectively. Cost of revenue for the nine months ended September 30, 2022 and 2021 was approximately $237,000 and $70,000, respectively. As discussed above, the timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the three months ended September 30, 2022 increased by approximately $113,000, or approximately 31%, compared to the three months ended September 30, 2021. Selling, general, and administrative expenses for the nine months ended September 30, 2022 decreased by approximately $1,920,000, or approximately 55%, compared to the nine months ended September 30, 2021. Our principal expenses for the three and nine months ended September 30, 2022 was amortization of intangible assets of approximately $198,000 and $712,000 and professional fees of $142,000 and $430,000, respectively. We had stock-based compensation costs of approximately $25,000 and $92,000 for the three and nine months ended September 30, 2022, respectively. Our principal expense for the three months ended September 30, 2021 was amortization expense of approximately $388,000 and was stock-based compensation expense of approximately $1,805,000 for the nine months ended September 30, 2021. As discussed above, the timing and amount of revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights. Depending on the terms of the engagement with counsel, total fees payable across all our portfolio enforcement actions may exceed total settlement recoveries as of a specific date as the settlements do not occur simultaneously.

Other income and expense for the three and nine months ended September 30, 2022 included a gain on change in fair value of warrant liability of approximately $566,000 and approximately $1,432,000, respectively. We realized a loss on change in fair value of warrant liability of approximately $395,000 for the three months ended September 30, 2021 and approximately $780,000 for the nine months ended September 30, 2021. The fair value of the warrant liability is affected by the price of our common stock, so it increases as the stock price goes up and decreases as the stock price goes down. Other expense also reflects interest expense of approximately $113,000 and $296,000 for the three and nine months ended September 30, 2022, respectively and approximately $91,000 and $217,000 for the three and nine months ended September 30, 2021, respectively. The increase in interest expense reflects the accrued interest payable on the principal amount of QFL facility. During the three and nine months ended September 30, 2021, we realized a gain on settlement of accounts payable of approximately $1,726,000 and approximately $1,764,000, respectively.

We did not incur income tax expense for the three months ended September 30, 2022 and 2021. We incurred income tax expense of $13,000 and $2,000 for the nine months ended September 30, 2022 and 2021, respectively. The increase in income tax expense for the nine months ended September 30, 2022 primarily reflects foreign income taxes related to foreign source patent licensing fees.

As a result of the foregoing, we realized a net income of approximately $104,000, or $0.02 per share (basic and diluted) and net loss of approximately $279,000, or $0.05 per share (basic and diluted), for the three and nine months ended September 30, 2022, respectively, compared to net income of approximately $872,000, or $0.16 per share (basic) and $0.13 per share (diluted), and net loss of approximately $4,978,000, or $0.99 per share (basic and diluted) for the three and nine months ended September 30, 2021, respectively.

Liquidity and Capital Resources

At September 30, 2022, we had current assets of approximately $305,000, and current liabilities of approximately $9,410,000. Our current liabilities include funding liabilities of approximately $5,284,000 payable to QFL, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of $2,801,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, and loans payable of $138,000 and accrued interest of approximately $788,000. As of September 30, 2022, we have an accumulated deficit of approximately $25,715,000 and a negative working capital of approximately $9,105,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the nine months ended September 30, 2022 and 2021:

	For the Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities	$(763,971)	$(710,031)
Cash flows from investing activities	(1,502,000)	(600,000)
Cash flows from financing activities	2,077,099	1,276,049
Net decrease in cash	(188,872)	(33,982)
Cash at beginning of year	264,840	247,862
Cash at end of year	$75,968	$213,880

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third-party funding in connection with any of our intellectual property portfolios or that we will receive any of the proceeds of any litigation settlements after making all required payments to counsel and funding sources and payments to Intelligent Partners. We have no credit facilities. Although our agreement provides for QFL to provide us with funding to acquire intellectual property rights, subject to QFL’s approval, it does not provide for financing the litigation necessary for the monetization of the intellectual property rights. We do not have any credit facilities or any arrangements for us to finance the litigation necessary to monetize our intellectual property rights other than contingent fee arrangements with counsel with respect to our pending litigation. If we do not secure contingent representation or obtain litigation financing, we may be unable to monetize our intellectual property.

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

Commitments and Contingencies

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

Going Concern

We have an accumulated deficit of approximately $25,715,000 and negative working capital of approximately $9,105,000 as of September 30, 2022. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to QFL, Intelligent Partners, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on our business as well as any adverse consequences which would result from our failure to remain listed on the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce our intellectual property rights, the availability of such funds, particularly in view of the COVID-19 pandemic, is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2022, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls were not effective as of September 30, 2022, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 14, 2022

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer