Form 10-K
period 2022-12-31
QUEST PATENT RESEARCH CORP
filed 2023-03-31
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2022

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,266,678 as of June 30, 2022.

As of March 30, 2023, the registrant had 5,331,973 shares of common stock outstanding.

As used in this annual report, the terms “we,” “us,” “our,” and words of like import, and the “Company” refers to Quest Patent Research Corporation and its subsidiaries, unless the context indicates otherwise.

i

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contain “forward-looking statements,” within the meaning of the Private Securities Litigation Reform Act of 1995, all of which are subject to risks and uncertainties. Forward-looking statements can be identified by the use of words such as “expects,” “plans,” “will,” “forecasts,” “projects,” “intends,” “estimates,” and other words of similar meaning. One can identify them by the fact that they do not relate strictly to historical or current facts. These statements are likely to address our growth strategy, financial results and product and development programs. One must carefully consider any such statement and should understand that many factors could cause actual results to differ from our forward-looking statements. These factors may include inaccurate assumptions and a broad variety of other risks and uncertainties, including some that are known and some that are not. No forward-looking statement can be guaranteed, and actual future results may vary materially.

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;

●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	Our ability to remain current with respect to our obligations under patent purchase agreements, the failure of which could result in a default under our agreement with QPRC Finance LLC (“QFL”) and/or QPRC Finance III LLC (“QF3”) or, even if the failure does not result in a default, it may affect the willingness of QF3 to make advances to us under the funding agreement;

●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to realize any cash flow after payments to our funding sources, including QFL and QF3 under our financing agreements with QFL and QF3, our restructured agreement with Intelligent Partners, LLC (“Intelligent Partners”), and payments due to counsel, as well as payment obligations to sellers of intellectual property rights that we acquire;

●	Our ability to identify intellectual property for innovative technologies for which there is a significant potential market which QFL or QF3 is willing to fund and to find other funding sources if QFL and QF3 are not willing to fund the acquisition of the intellectual property and our ability to negotiate terms for the acquisition such intellectual property on terms which QFL or QF3 is willing to fund;

●	Our ability or perceived ability to obtain necessary financing for operations;

●	The effect of any adverse decision in any action which one of our subsidiaries may commence, including the award of legal fees in favor of a defendant, which may result in the bankruptcy of the subsidiary;

●	The effects on our business, financial conditions and ownership of proprietary rights in the event of any default under our agreements with QFL, QF3 or Intelligent Partners;

●	The effect of legislation and court decisions on the ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;

●	Our ability to reduce the cost of litigation through contingent fees with counsel;

●	The results or anticipated results of litigation by or against us, including any actions or motions by defendants seeking legal fees or any other recovery from us in the event that a court decision is against us or otherwise does not uphold our intellectual property rights;

●	The effects on us in the event that any party against which we commence litigation obtains a judgement against one of our subsidiaries and seeks to foreclose on the intellectual property owned by the subsidiary which may result in a default under our agreements with QFL and QF3.

ii

●	The anticipated or actual results of our operations;

●	Events or conditions relating to the enforcement of intellectual property rights generally;

●	The development of a market for our common stock;

●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;

●	Any discrepancy between anticipated or projected results and actual results of our operations;

●	The market’s perception or our ability to continue to make our filings with the SEC in a timely manner and for our stock to continue to be traded on the OTCQB;

●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	The sale or the market’s perception of the possible sale by QFL or Intelligent Partners of the shares of common stock which we have registered pursuant to the Securities Act;

●	Any damages we may be required to pay in the event that we do not keep the registration statement covering shares to be sold by owned by Intelligent Partners or issuable upon warrants held by QFL current and effective without their ability to sell pursuant to Rule 144 or our ability to continue to have our stock traded on the OTCQB;

●	The effect of pandemics or other major outbreaks of disease or civil disruptions or other events which have the effect of reducing court schedules which results in courts giving a lower priority to legal action such as those we file and the ability or willingness of defendants to reach a settlement on our claims, and impairment in the financial condition or bankruptcy of defendants and potential defendants in action which we commenced or may commence;

●	The effect of Russian invasion of Ukraine or any other international conflicts and the sanctions which have been imposed and which may be imposed, and the resulting economic conditions may affect our ability to acquire and monetize intellectual property; and

●	Other matters not within our control.

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

Intellectual property monetization includes the generation of revenue and proceeds from the licensing of patents, patented technologies and other intellectual property rights. Patent litigation is often, and for us has been, a necessary element of intellectual property monetization where a patent owner, or a representative of the patent owner, seeks to protect its patent rights against the unlicensed manufacture, sale, and use of the owner’s patent rights or products which incorporate the owner’s patent rights. In general, we seek to monetize the bundle of rights granted by the patents through structured licensing and when necessary, enforcement of those rights through litigation, although to date all of our patent license revenues have resulted from litigation. To date all of our revenue from the licensing of our patents has resulted from litigation commenced by us.

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

We employ a due diligence process before completing the acquisition of an intellectual property interest. We begin with an investment thesis supporting the potential transaction and then proceed to test the thesis through an examination of the critical drivers of the value of the underlying intellectual property asset. Such an examination focuses on areas such as title and inventorship issues, the quality of the drafting and prosecution of the intellectual property assets, legal risks inherent in licensing programs generally, the applicability of the invention to the relevant marketplace and other issues such as the effects of venue and other procedural issues. If we require financing to acquire intellectual property, we will have to satisfy our financing sources, which may be QFL or QF3, that we have the ability to monetize the intellectual property. However, our financial position may affect our ability to conduct adequate due diligence with respect to intellectual property rights or to acquire valuable intellectual property. This due diligence effort is conducted by our chief executive officer, who is our only full-time employee.

It has been necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. To the extent that we cannot secure counsel on a contingent basis and cannot fund litigation ourselves, which, considering our financial position, is likely to be the case, we may enter into an agreement with a third-party, which may be an independent third-party, such as QFL or QF3, to finance the cost of litigation. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis, or we obtain funding from third-party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third-party that funds the litigation would be entitled to participate in any recovery.

Reverse Split, Change in Authorized Common Stock

On July 27, 2022, we amended our amended and restated certificate of incorporation to (i) decrease the number of authorized shares of common stock from 10,000,000,000 shares to 30,000,000 shares and (ii) effect a one-for-100 reverse split whereby each share of common stock became and was converted into 0.01 share of such common stock, with fractional shares being rounded up to the next higher whole number of shares. All share and per share information in this Form 10-K has been retroactively restated to reflect the reverse split and change in authorized common stock.

Recent Development

Agreements with QPRC Finance III LLC (“QF3”)

On March 12, 2023, we and our newly formed wholly-owned subsidiary, Harbor Island Dynamic LLC (“Harbor”), entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement”), a security agreement (the “Security Agreement”), a patent security agreement (the “Patent Security Agreement” together with the Security Agreement, the Patent Security Agreement, and the Purchase Agreement, the “Investment Documents”). The descriptions below and elsewhere in this Form 10-K relating to our agreements with QF3 are summaries only and are qualified in their entirety by reference to those agreements which are filed as exhibits to this Form 10-K.

(i)	Pursuant to the Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $4,000,000 for operating expenses; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd.; and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. The terms of the Purchase Agreement are described under “QF3 Purchase Agreement.”

(ii)	On March 17, 2023, we used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a ten-patent portfolio (the “HID Portfolio”) from Tower Semiconductor Ltd. (“Tower”).

(iii)	Pursuant to the Security Agreement, our obligations under the Purchase Agreement with QF3 are secured by: (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Patent Security Agreement, we and Harbor granted QF3 a first priority continuing security interest in and lien upon Collateral covered by the Security Agreement. The Patent Security Agreement is the instrument that is filed with the United States Patent and Trademark Office and other government agencies to perfect QF3’s security interest in the Collateral.

QF3 Purchase Agreement

Pursuant to the Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $4,000,000 for operating expenses; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that we would intend to monetize. In return we transferred to QF3 the right to receive a portion of net proceeds generated from the monetization of those patents. After QF3 has a negotiated rate of return, we and QF3 shall share net proceeds equally until QF3 shall have achieved its Investment Return (as defined therein). Thereafter, we shall retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QF3 pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received or are to be received.

Events of Default include any breach of the Investment Documents, including non-payment, material misrepresentation, security interest compromise, criminal indictment or felony conviction of one or our officers or directors, our current chief executive no longer serving as our chief executive or as a director, the occurrence of any Event of Default under the Restructure Agreement with Intelligent Partners, as defined therein, and our insolvency. In addition to all rights and remedies available under law and the Investment Documents, upon and Event of Default, QF3 may: (i) declare the Investment Return immediately due and payable, (ii) except in the event of our insolvency, declare an amount equal to the aggregate amount of the capital provided pursuant to the Purchase Agreement, plus a late charge, immediately due and payable, or (iii) cease making capital available to us.

Under the agreement, QF3 may terminate capital advances other than in an Event of Default by giving written notice to us in which case QF3’s interest in Net Proceeds shall be an amount equal to the greater of (i) the capital advanced to us plus interest at the prime rate, on the one hand, and (ii) Net Proceeds received by QF3 prior to the date of such termination.

Grant of Security Interests

Pursuant to the Security Agreement and Patent Security Agreement, payment of our obligations under the Purchase Agreement with QF3 are secured by (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

Intercreditor Agreement

In connection with the agreements with QF3, we, Harbor, Quest Licensing Corporation (“QLC”), Quest NetTech Corporation (“NetTech”), Mariner IC Inc. (“Mariner”), Semcon IP Inc. (“Semcon”), IC Kinetics Inc. (“IC”), CXT Systems Inc. (“CXT”), M-Red Inc. (“MRED”), and Audio Messaging Inc. (“AMI”), collectively, the “Subsidiary Guarantors”) entered into an intercreditor agreement with QF3 and Intelligent Partners which provides for the priority of QF3 in the collateral under the Investment Documents.

Agreements with QFL and Intelligent Partners

Set forth below is a discussion of agreements which we entered into in February 2021with QFL to provide us with a financing facility, funds to make a payment due to Intelligent Partners and for working capital and an agreement with Intelligent Partners to restructure our loan agreement and related agreements. The agreement with Intelligent Partners restated our agreements with United Wireless Holdings, Inc. (“United Wireless”) which had been assigned to Intelligent Partners, an affiliate of United Wireless. QF3 and QFK are related to each other. The descriptions below and elsewhere in this Form 10-K relating to our agreements with QFL and Intelligent Partners are summaries only and are qualified in their entirety by reference to those agreements which were filed as exhibits to this Form 10-K.

Agreements with QFL

On February 22, 2021, we entered into a series of agreements which we entered into in February 2021 with QFL, including a prepaid forward purchase agreement (the “Purchase Agreement”), a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guarantee”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i)	Pursuant to the Purchase Agreement, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize; (b) up to $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. During 2021 we requested and received $1,000,000 for working capital. The terms of the Purchase Agreement are described under “Purchase Agreement.”

(ii)	We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners as transferee of United Wireless pursuant to a restructure agreement (the “Restructure Agreement”) between us and Intelligent Partners executed contemporaneously with the closing of the Investment Documents with QFL. The payment was made directly from QFL to Intelligent Partners. The terms of the Restructure Agreement are described under “Restructure Agreement.”

(iii)	Pursuant to the Security Agreement, our obligations under the Purchase Agreement with QFL are secured by: (a) the proceeds (as defined in the Purchase Agreement); (b) the patents (as defined in the Purchase Agreement; (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Subsidiary Guaranty, the Subsidiary Guarantors–guaranteed our obligations to QFL under the Purchase Agreement.

(v)	Pursuant to the Subsidiary Security Agreement, the Subsidiary Guarantors grant QFL a security interest in the proceeds from the future monetization of their respective patent portfolios.

(vi)	Pursuant to the Warrant Issue Agreement, we granted QFL ten-year warrants to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised from February 19, 2021 through February 18, 2031 on a cash or cashless basis. Exercisability of the Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% (the “Maximum Percentage”) of our common stock, except that by written notice to us, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to us. The Warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement.

(vii)	We agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date. We regained such compliance on May 7, 2021, at which time the common stock recommenced trading on the OTCQB.

(viii)	We granted QFL certain registration rights with respect to the 962,463 shares of common stock issuable upon exercise of the warrant.

(ix)	Commencing six months from the closing date, if the shares owned by QFL cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to QFL.

(x)	Pursuant to the Board Observation Rights Agreement, until the later of the date on which QFL or its affiliates (i) have received the entirety of their Investment Return (as defined in Purchase Agreement), and (ii) no longer hold any Securities (the “Observation Period”), we granted QFL the right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings (including, without limitation, telephonic or other electronic meetings) of the Board or any committee thereof, including executive sessions, in an observer capacity.

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

Registration Rights Agreement

Pursuant to the Registration Rights Agreement, we filed a registration statement with the SEC covering 500,000 of the 962,463 shares of common stock issuable upon exercise of the Warrant. We are also required to file additional Registration Statements (as defined in the Registration Rights Agreement) on the date 60 days after the date that we receive written notice from any Investor (as defined in the Registration Rights Agreement) that 60% of the Registrable Securities held by all Investors registered under the immediately preceding registration statement have been sold. The Registration Rights Agreement provides for us to pay damages in the event that we do not meet the required deadlines.

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

Agreements with Intelligent Partners

Securities Purchase Agreement and Related Agreements with United Wireless

We, together with certain of our subsidiaries, and United Wireless, entered into a Securities Purchase Agreement dated October 22, 2015 (the “SPA”) and related Transaction Documents, as defined therein, pursuant to which the Company sold 500,000 shares (the “Shares”) of our common stock, par value $0.00003 per share (the “Common Stock”) at $5.00 per share, or an aggregate of $250,000; we issued our 10% secured convertible promissory notes due September 30, 2020 to United, and granted United an option (the “2015 Purchase Option”) to purchase up to an additional 500,000 shares of Common Stock in three tranches at the prices as set forth therein. The 2015 Purchase Option expired unexercised on September 30, 2020. The Shares are currently owned by Andrew C. Fitton (“Fitton”) and Michael Carper (“Carper”) and United Wireless subsequently transferred its note and assigned all of its remaining rights under the agreements to Intelligent Partners, which is an affiliate of United Wireless and is owned by Fitton and Carper. Our agreements with United Wireless, also included various monetization proceeds agreements, which we refer to as MPAs, pursuant to which we granted to Intelligent Partners, as the assignee of United Wireless, rights to the monetization proceeds from revenue generated from certain of our intellectual property, a security agreement and a registration rights agreement.

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

(i)	Pursuant to the Restructure Agreement, we paid Intelligent Partners $1,750,000 at closing, which we received from QFL and which QFL paid directly to Intelligent Partners, and recognized a further non-interest bearing total monetization proceeds obligation (the “TMPO”) of $2,805,000, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the restructure agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. Further details regarding the TMPO are provided under “TMPO”;

(ii)	Pursuant to the Stock Purchase Agreement, we issued to Fitton and Carper, as holders of the Transferred Note, a total of 462,963 shares of common stock at a purchase price of $0.54 per share, which purchase price was paid by the conversion and in full satisfaction of the Transferred Note (the “Conversion Shares”).

(iii)	Pursuant to the Option Grant, we granted Intelligent Partners an option to purchase a total of 500,000 shares of common stock, with an exercise price of $0.54 per share which vests immediately and may be exercised through February 9, 2026.

(iv)	Pursuant to the restructured monetization proceeds agreement, Intelligent Partners has a right to receive 60% of the net monetization proceeds from the patents currently owned by the Subsidiary Guarantors. The agreement has no termination provisions, so Intelligent Partners will be entitled to its percentage interest as long as revenue is generated from the intellectual property covered by the agreement.

(v)	Pursuant to the Subsidiary Security Agreement, our obligations under our agreements with Intelligent Partners, including its obligations under the Restructure Agreement and the Restructure MPAs are secured by a security interest in the net proceeds realized from the future monetization of the patents currently owned by the eight subsidiaries named above.

(vi)	Pursuant to the MPA-NA-Security Interest Agreement, our obligations under the MPA-NA are secured by a security interest in net proceeds realized from the future monetization of new patents acquired until the TMPO is satisfied, provided Intelligent Partners’ secured interest shall be limited to its entitlement in Net Proceeds under the MPA-NA. After satisfaction of the TMPO the security interest in proceeds from new assets shall terminate.

(vii)	We granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 500,000 Shares currently owned by Fitton and Carper, which shares are included in the registration statement that we filed; (ii) the 462,963 Conversion Shares being issued to Fitton and Carper, and (iii) the 500,000 shares of common stock issuable upon exercise of the Restructure Option;

(viii)	Commencing six months from the closing date, if the shares owned by Intelligent Partners cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to Intelligent Partners.

(ix)	Pursuant to the Board Observation Rights Agreement, until the TMPO has been satisfied (the “Observation Period”), we granted Intelligent Partners the option and right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings of the Board or any committee thereof, including executive sessions, in an observer capacity.

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

Registration Rights Agreement

Pursuant to a registration rights agreement, we granted Intelligent Partners, Andrew Fitton and Michael Carper certain registration rights with respect to (i) the 500,000 Shares currently owned by Fitton and Carper; (ii) the 462,963 Conversion Shares issued to Fitton and Carper, and (iii) the 500,000 shares of common stock issuable upon exercise of the Restructure Option. We filed the registration statement with the SEC covering the 500,000 Shares owned by Fitton and Carper, and the registration statement was declared effective by the SEC.

Effects of the COVID-19 Pandemic on our Business

Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus had a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown affected the court system, and during much of 2020 and part of 2021 courts operated on a reduced schedule, and some courts may still have a backlog as a result of the pandemic. As a result, deadlines are likely to be postponed which may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. In addition, the effect of the COVID-19 and the public response may have adversely affected the financial condition and prospects of defendants and potential defendants, which made it less likely that they would be willing to settle our claim.

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

On March 15, 2019, M-RED Inc., a wholly-owned subsidiary, entered into an agreement with Intellectual Ventures Assets 113 LLC and Intellectual Ventures Assets 108 LLC (“IV 113/108”) pursuant to which M-RED paid IV 113/108 $75,000 and IV 113/108 transferred to M-RED all right, title and interest in a portfolio of sixty United States patents and eight foreign patents (the “M-RED Portfolio”). Under the agreement, M-RED will distribute 50% of net proceeds, as defined, to IV 113/108, as long as we generate revenue from the M-RED Portfolio. The agreement with IV 113/108 provides that if, on September 30, 2020, September 30, 2021 and September 30, 2022, cumulative distributions to IV 113/108 total less than $450,000, $975,000 and $1,575,000, respectively, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. The $75,000 advance is treated as an advance against the first distributions of net proceeds payable to IV 113/108. On September 30, 2020 cumulative distributions to IV 113/108 totaled less than $450,000 and M-RED did not pay the difference to IV 113/108 within ten days. On December 31, 2021 the parties amended the agreement to provide that M-RED will distribute 100% of undistributed net proceeds, as defined, resulting from agreements signed prior to December 31, 2021 and 65% of net proceeds thereafter to IV 113/108, as long as we generate revenue from the M-RED Portfolio and that if, on December 31, 2021 cumulative distributions to IV 113/108 total less than $302,114, M-RED shall pay the difference between such cumulative amounts and the amount paid to IV 113/108 within ten days after the applicable date. As of December 31, 2021 cumulative distributions to IV 113/108 totaled $302,114. The useful lives of the patents, at the date of acquisition, was approximately nine years. Neither we nor any affiliate of M-RED has guaranteed the minimum payments. M-RED’s obligations under the agreement with IV 113/108 are secured by a security interest in the proceeds (from litigation or otherwise) from the M-RED Portfolio. The patent portfolio which we acquired from IV 113/108 is the M-RED portfolio which is described under “Business – Our Intellectual Property Portfolios.” Pursuant to the MPA-MR, Intelligent Partners is entitled to receive 60% of the net proceeds as defined in the agreement.

On January 27, 2022, we acquired, via assignment from Intellectual Ventures Assets 181 LLC and Intellectual Ventures Assets 174 LLC, all right title and interest to four patent portfolios consisting of fifteen United States patents and three foreign patents for a purchase price of $1,060,000. The Company requested and received a capital advance in the amount of the $1,060,000 purchase price from the facility with QFL. The patents were assigned to our wholly owned subsidiaries Tyche Licensing LLC (“Tyche”) and Deepwell IP LLC (“DIP”).

A default under the agreements with the Intellectual Ventures affiliates could result in a default under our agreements with QFL and QF3, and, even if QFL or QF3 does not declare a default, QFL or QF3 may be reluctant to finance our intellectual property acquisition if we are in default under any of our patent acquisition agreements with Intellectual Venture affiliates. Further, it may be necessary for any defaulting subsidiary to seek protection under the Bankruptcy Act if we are not able to enter into modification agreements with the Intellectual Ventures affiliates.

Our Organization

We were incorporated in Delaware on July 17, 1987 under the name Phase Out of America. On September 21, 1997, we changed our name to Quest Products Corporation, and, on June 6, 2007, we changed our name to Quest Patent Research Corporation. We have been engaged in the intellectual property monetization business since 2008. Our executive principal office is located at 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411, telephone (888) 743-7577. Our website is www.qprc.com. Information contained on or derived from our website, or any other website does not constitute a part of this annual report.

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

Through December 31, 2022, we had not generated any revenue from the Mobile Data Portfolio and we do not anticipate allocating further resources to monetization of the Mobile Data Portfolio.

Flexible Packaging – Turtle PakTM

In March 2008, we entered into an agreement with Emerging Technologies Trust whereby our majority-owned subsidiary, Quest Packaging Solutions Corporation, acquired the exclusive license to make, use, sell, offer for sale or sublicense the intellectual property of Emerging Technologies Trust (the “Turtle Pak™ Portfolio”). The Turtle Pak portfolio relates to a cost effective, high-protection packaging system recommended for fragile items weighing less than ten pounds. The intellectual property consists of two U.S. patents, U.S. Patent No. RE36,412 and U.S. Patent No. 6,490,844, and the Turtle Pak trademark. Turtle Pak™ brand packaging is suited for such uses as electrical and electronic components, medical, dental, and diagnostic equipment, instrumentation products, and control components. Turtle Pak™ brand packaging materials are 100% curbside recyclable.

As the exclusive licensee and manager of the manufacture and sale of licensed product, we coordinate the manufacture and sale of licensed products to end users; we contract for the manufacture and assembly of the product components, and we coordinate order receipt, fulfillment and invoicing. We did not generate revenues from the TurtlePak™ product for the years ended December 31, 2022 and 2021.

Universal Financial Data System

The invention describes a universal financial data system which allows its holder to use the device to access one or more accounts stored in the memory of the device as a cash payment substitute as well as to keep track of financial and transaction records and data, such as transaction receipts, in a highly portable package, such as a cellular device (the “Financial Data Portfolio”). The inventive universal data system is capable of supporting multiple accounts of various types, including but not limited to credit card accounts, checking/debit accounts, and loyalty accounts. Our wholly-owned subsidiary, Wynn Technologies Inc., acquired US Patent No. 5,859,419, from the owner, Sol Wynn. In January 2001, we filed a reissue application for the patent, and the United States Patent and Trademark Office issued patent RE38,137. This reissued patent, which contains 35 separate claims, replaces the original patent, which had seven claims. In February 2011, we entered into a new agreement with Sol Li (formerly Sol Wynn), pursuant to which we issued to Mr. Li a 35% interest in Wynn Technologies and warrants to purchase up to 50,000 shares of our common stock at an exercise price of $0.1 per share. These warrants expired unexercised. We also agreed that Mr. Li would receive 40% of the net licensing revenues generated by Wynn Technologies with respect to this patent, which is the only patent owned by Wynn Technologies. On December 17, 2018, Wynn Technologies, Inc. granted an exclusive license to the Financial Data Portfolio, including the right to enforce, to our wholly owned subsidiary, Quest NetTech. Under the agreement, Quest NetTech receives 100% of the net proceeds, as defined by the agreement. On April 11, 2019 Quest NetTech Corporation merged with Wynn Technologies, Inc. with Quest NetTech Corporation being the surviving entity with Mr. Li having a 35% interest. On April 12, 2019, Quest NetTech brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Apple, Inc. The case was dismissed in May 2020.

We did not generate revenue from the Financial Data Portfolio in 2022 and 2021, and we do not anticipate allocating further resources to monetization of the Financial Data Portfolio.

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

Through December 31, 2022, we had not generated any revenue from the rich media patents.

Anchor Structure Portfolio

This portfolio, which we acquired from IV16 in October 2015 and transferred to our subsidiary, Mariner IC Inc., consists of two United States patents which relate to technology for incorporating metal structures in the corners and edges of semiconductor dies to prevent cracking from stresses.

In March 2016, we entered into a funding agreement whereby a third-party agreed to provide funds to us to enable us to implement a structured licensing program, including litigation, if necessary, for the Anchor Structure Portfolio and engaged counsel on a partial contingency basis in connection with a proposed patent infringement action relating to the Anchor Structure Portfolio. Under the funding agreement, the third-party received an interest in the proceeds from the settlements relating to this portfolio in 2019. The funding agreement was terminated in 2021.

We did not generate license fees from the Anchor Structure Portfolio in 2022 or 2021, and we do not anticipate allocating further resources to monetization of the Anchor Structure Portfolio.

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

We did not generate revenue from the Power Management/Bus Control Portfolio in 2022 or 2021, and we do not anticipate allocating further resources to its monetization.

Diode on Chip Portfolio

This portfolio, which is the third portfolio which we acquired from IV16 and transferred to a newly-formed subsidiary, IC Kinetics Inc., consists of three United States patents and one pending continuation application which cover technology relating to on-chip temperature measurement for semiconductors. As of December 31, 2022, we had not generated any revenue from the Diode on Chip portfolio.

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

The actions against Conn’s, Inc., Academy Ltd., Fossil Group, Inc., JC Penney Company, Inc., Tailored Brands, Inc., Harbor Freight Tools USA, Inc., Hallmark, Retail Concepts, CC Filson, General Nutrition, Steve Madden, Ltd. and Neiman Marcus Group Ltd. were resolved in 2020.

In 2021, the HCL matter was settled and dismissed by mutual agreement pursuant to which HCL took a license to the CXT Portfolio and the actions against Advanced Auto Parts, Inc., Costco Wholesale Corporation, The Sherwin-Williams Company, V.F. Corporation and IKEA North America Services, LLC were resolved. Revenue for the year ended December 31, 2021 includes revenue from the resolution of these matters. We did not generate revenue from the CXT Portfolio in 2022, and we do not anticipate allocating further resources to monetization of the CXT Portfolio.

CMOS Portfolio

This portfolio consists of eleven United States patents and sixteen foreign patents which cover technology relating to digital image sensor technology systems and methods which PIS acquired on January 26, 2018.

We did not generate revenue from the CMOS Portfolio in 2022 or 2021, and we do not anticipate allocating further resources to its monetization.

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

The actions against Mitsubishi Electric Corporation, ASRock Inc., and Micro-Star International Co. Ltd. were resolved in 2021 and our revenue for the year ended December 31, 2021 includes revenue from any related settlements. The actions against Xiaomi Corporation et. al., OnePlus Technology (Shenzhen) Co., Ltd., Biostar Microtech International Corp., and Giga-Byte Technology Co., Ltd. were resolved in 2022 and our revenue for the year ended December 31, 2022 includes revenue from any related settlements. We do not anticipate allocating further resources to monetization of the M-RED Portfolio.

Audio Messaging Portfolio

This portfolio consists of five issued United States patents and one pending application which generally relate to systems and methods for associating an audio clip with an object which our wholly-owned subsidiary, Audio Messaging Inc. (“AMI”), acquired in May of 2020. Pursuant to an unsecured non-recourse funding agreement, a third-party agreed to provide acquisition funding in the amount of $95,000 for the acquisition. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $190,000. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate net proceeds.

On October 8, 2021, AMI brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation, Guangdong OPPO Mobile Telecommunications Corp., Ltd. and Beijing Xiaomi Software Co., Ltd. Those actions were resolved in 2022, and our revenue for the year ended December 31, 2022 includes revenue from related settlements.

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

In July 2021, PLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Bank of America Corporation, Discover Financial Services, U.S. Bank N.A. and Wells Fargo & Co. All actions were resolved in 2021 and our revenue for the year ended December 31, 2021 includes revenue from any related settlements. We did not generate revenue from the Peregrin Portfolio in 2022.

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

The actions against Sony Group Corporation, Panasonic Corporation, Olympus Corporation and Nikon Corporation were resolved in 2021 and our revenue for the year ended December 31, 2021 includes revenue from any related settlements. The matters against Yamaha Corporation, Steinberg Media Technologies GMBH, Parrot SA, Drone Volt, SA, Flyability SA and Delair SAS were resolved in 2022 and revenue for the year ended December 31, 2022 includes revenue from any related settlements.

Multimodal Media Portfolio

Acquired by our wholly owned subsidiary, Multimodal Media LLC (“MML”), the Multimodal Media portfolio consists of fifteen United States patents and one pending application which generally relate to systems and methods of recording and sending interactive messages and voice messages using mobile devices, as well as completing a communication after an incomplete call (the “Multimodal Media Portfolio”). MML advanced $642,000 at closing pursuant to an agreement, as amended, with Aawaaz Inc. (“AI”). Under the agreement, MML retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any.

The Multimodal Media Portfolio was originally developed by Kirusa, Inc., a communications software development company founded in 2001 by Inderpal Mumick together with other technocrats with a dream of connecting people through the power of voice. Heralded by the invention of Voice SMS, Kirusa, Inc. was born with a vision to revolutionize the experiences users derived from their mobile phones.

In November 2021, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. In November 2022, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al and TCL Technology Group Corporation et al.

LS Cloud Storage Portfolio

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

Tyche Portfolio

Acquired in January 2022, the Tyche portfolio consists of two United States patents and related assets relating generally to symmetric inducting devices incorporated in integrated circuits and in particular to an integrated circuit having symmetric inducting device with a ground shield.

In May 2022, Tyche brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc., Realtek Semiconductor Corporation, Texas Instruments Incorporated, Infineon Technologies AG and STMicroelectronics NV et. al. In May 2022, Tyche voluntarily dismissed, without prejudice, the action against STMicroelectronics NV et .al. In May 2022, STMicroelectronics, Inc. filed an action for declaratory judgement of non-infringement in the U.S. District for the Northern District of Texas, the action was dismissed without prejudice in July 2022. In September 2022, the action against Texas Instruments Incorporated was dismissed with prejudice. As of December 31, 2022 the actions against MediaTek Inc. and Infineon Technologies AG were stayed pending settlement.

Deepwell Portfolio

Acquired in January 2022, the Deepwell portfolio consists of 12 United States patents and related assets (“Deepwell Portfolio”). Certain of the patents relate generally to the manufacture and operation of integrated circuits. More particularly, embodiments of the present invention relate to: 1) selectively coupling Voltage feeds to body bias Voltage in an integrated circuit device; 2) routing body-bias voltage to the MOSFETS (metal oxide semiconductor field effect transistors). Certain other patents in the portfolio relate generally to method and system for conservatively managing store capacity available to a processor issuing stores including but not limited to the utilization of a counter mechanism, whereas the counter mechanism is incremented or decremented based on the occurrence of particular events

EDI Portfolio

In July 2022, EDI acquired, via assignment from Edward D. Ioli Trust, all right title and interest to a portfolio of five United States patents and related applications relating to a system and method for controlling vehicles and for providing assistance to operated vehicles (“EDI Portfolio”) for a purchase price consisting of 50% of the net proceeds resulting from monetization of the EDI Portfolio.

HPE Portfolio

Acquired in July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company, the HPE portfolio consists of eight United States Patents across five patent families which relate generally to systems and methods around hardware, software and system security and capabilities (“HPE Portfolio”). We requested and received a capital advance from QFL in the amount of $350,000, which was used to make payment of the purchase price pursuant to the terms of the purchase agreement.

Competition

We encounter and expect to continue to encounter competition in the areas of intellectual property acquisitions for the sake of licensure from both private and publicly traded companies that engage in intellectual property monetization activities. Such competitors and potential competitors include companies seeking to acquire the same intellectual property assets and intellectual property rights that we may seek to acquire. Entities such as Acacia Research Corporation, Document Security Systems, Inc., Intellectual Ventures, Quarterhill Inc., MOSAID Technologies Inc., VirnetX Holding Corporation, Network-1 Security Solutions, Interdigital, Inc., IPValue Management Inc., Pendrell Corporation, Inventergy Global, Inc., Netlist Inc., Parkervision Inc., Walker Innovation, Inc., Daedalus Group LLC, Netlist Inc. and others derive all or a substantial portion of their revenue from intellectual property monetization activities, and we expect more entities to enter the market. Most of our competitors have longer operating histories and significantly greater financial resources and personnel than we have.

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

Intellectual Property Rights

We have fifteen intellectual property portfolios: financial data, mobile data, Turtle Pak, anchor structure, power management/bus control, diode on chip, rich media, CXT, CMOS, M-RED, Audio Messaging, Peregrin, Taasera, Soundstreak, Multmodal Media, LS Cloud, Tyyche, Deepwell, EDI and HPE. The following table sets forth information concerning our patents and other intellectual property. Each patent or other intellectual property right listed in the table below that has been granted is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. In the table below, the anchor structure portfolio is referred to as Mariner, the power management/bus control portfolio is referred to as Semcom, the diode on chip portfolio is referred to as IC, the Audio Messaging portfolio is referred to as AMI, the Peregrin portfolio is referred to as PLL, the Taasera portfolio is referred to as TLL, the Soundstreak portfolio is referred to as STX, the Multimodal Media portfolio is referred to as MML, the LS Cloud portfolio is referred to as LSC, the Tyche portfolio is referred to as Tyche, the Deepwell portfolio is referred to as DIP, the EDI portfolio is referred to as EDI, and the HPE portfolio is referred to as HPE.

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial	US Patent	RE38,137	Programmable multiple company credit card system	1/11/2001	6/10/2003	9/28/2015
Mobile	US Patent	7,194,468	Apparatus and method for supplying information	4/13/2000	3/20/2007	4/13/2020
Mobile	US Patent	9,288,605	Apparatus and method for supplying information	11/12/2009	3/15/2016	4/13/2020
Mobile Dat	US Patent	9,913,068	Apparatus and method for supplying information	3/15/2013	3/6/2018	7/20/2021
Mobile Data	US Application	15/877,820	Apparatus and method for supplying information	43123	5/31/2018	N/A
Turtle Pak	US Patent	6,490,844	Film wrap packaging apparatus and method	6/21/2001	12/10/2002	7/10/2021
Turtle Pak	US Trademark	74709827	Turtle pak - design plus words, letters, and/or numbers	8/1/1995	6/4/1996	N/A
Mariner	US Patent	5,650,666	Method and apparatus for preventing cracks in semiconductor die	11/22/1995	7/22/1997	11/22/2015
Mariner	US Patent	5,846,874	Method and apparatus for preventing cracks in semiconductor die	2/28/1997	12/8/1998	11/22/2015
Semcon	US Patent	7,100,061	Adaptive power control	1/18/2000	8/29/2006	1/18/2020
Semcon	US Patent	7,596,708	Adaptive power control	4/25/2006	9/29/2009	1/18/2020
Semcon	US Patent	8,566,627	Adaptive power control	7/14/2009	10/22/2013	1/18/2020
Semcon	US Patent	8,806,247	Adaptive power control	12/21/2012	8/12/2014	1/18/2020
Semcon	PCT Application	PCT/US2001/001684	Adaptive power control	1/16/2001	7/26/2001	N/A

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Semcon	Reexam Certificate	7,100,061C1	Adaptive power control	6/13/2007	8/04/2009	N/A
Semcon	US Patent	5,978,876	System and method for controlling communications between subsystems	4/14/1997	11/02/1999	4/14/2017
IC	US Patent	7,118,273	System for on-chip temperature measurement in integrated circuits	4/10/2003	10/10/2006	4/10/2023
IC	US Patent	7,108,420	System for on-chip temperature measurement in integrated circuits	10/07/2004	9/19/2006	4/10/2023
IC	US Patent	9,222,843	System for on-chip temperature measurement in integrated circuits	9/23/2011	12/29/2015	4/10/2023
IC	US Application	16/537,200	System for on-chip temperature measurement in integrated circuits	8/09/2019	11/28/2019	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, systems, and processes for the design and creation of rich media applications via the internet	2/09/2001	2/14/2006	10/16/2023
CXT	US Patent	7,103,568	Online product exchange system	2/23/2004	9/05/2006	8/08/2015
CXT	US Patent	7,933,806	Online product exchange system with price-sorted matching products	9/11/2006	4/26/2011	8/08/2015
CXT	US Patent	8,024,226	Product exchange system	11/06/2006	4/26/2011	8/08/2015
CXT	US Patent	5,983,220	Supporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	11/14/1996	11/09/1999	11/14/2016
CXT	US Patent	6,463,431	Database evaluation system supporting their intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	6/25/1999	10/08/2002	11/14/2016
CXT	US Patent	5,940,807	Automated and independently accessible inventory information exchange system	5/28/1997	8/17/1999	5/23/2017
CXT	US Patent	6,081,789	Automated and independently accessible inventory information exchange system	1/08/1999	6/27/2000	5/23/2017
CXT	US Patent	6,601,043	Automated and independently accessible inventory information exchange system	6/26/2000	7/29/2003	5/23/2017

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CXT	US Patent	6,011,537	System for delivering and simultaneously displaying primary and secondary information, and for displaying only the secondary information during interstitial space	1/27/1998	1/04/2000	1/27/2018
CXT	US Patent	7,133,835	Online exchange market system with a buyer auction and a seller auction	10/30/1995	11/07/2006	5/27/2018
CXT	US Patent	6,412,012	System, method, and article of manufacture for making a compatibility aware recommendation to a user	12/23/1998	6/25/2002	12/23/2018
CXT	US Patent	6,493,703	System and method for implementing intelligent online community message board	5/11/1999	12/10/2002	5/11/2019
CXT	US Patent	6,571,234	System and method for managing online message board	5/11/1999	5/27/2003	5/11/2019
CXT	US Patent	6,721,748	Online content provider system and method	5/13/2002	4/13/2004	5/11/2019
CXT	US Patent	6,778,982	Online content provider system and method	2/20/2003	8/17/2004	5/11/2019
CXT	US Patent	6,804,675	Online content provider system and method	3/17/2003	10/12/2004	5/11/2019
CXT	US Patent	7,159,011	System and method for managing an online messaging board	8/16/2004	1/02/2007	5/11/2019
CXT	US Patent	7,162,471	Content query system and method	8/16/2004	1/9/2007	5/11/2019
CXT	US Patent	RE43,835	Online content tabulating system and method	2/22/2007	11/27/2012	5/11/2019
CXT	US Patent	RE45,661	Online content tabulating system and method	11/20/2012	9/1/2015	5/11/2019
CXT	US Patent	7,065,494	Electronic customer service and rating system and method	6/25/1999	6/20/2006	6/25/2019
CXT	US Patent	7,340,411	System and method for generating, capturing, and managing customer lead information over a computer network	10/20/2003	3/4/2008	8/2/2021
CXT	US Patent	8,260,806	Storage, management and distribution of consumer information	6/29/2007	9/4/2012	10/17/2021
CXT	US Patent	7,487,130	Consumer-controlled limited and constrained access to a centrally stored information account	1/6/2006	2/3/2009	11/7/2021
CXT	US Patent	7,016,877	Consumer-controlled limited and constrained access to a centrally stored information account	11/7/2001	3/21/2006	2/22/2023
CXT	US Patent	7,257,581	Storage, management and distribution of consumer information	8/6/2001	8/14/2007	6/2/2023
CXT	US Patent	7,467,141	Branding and revenue sharing models for facilitating storage, management and distribution of consumer information	8/20/2001	12/16/2008	7/28/2023

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CXT	US Patent	7,016,875	Single sign-on for access to a central data repository	10/9/2001	3/21/2006	8/19/2023
CXT	US Patent	8,566,248	Initiation of an information transaction over a network via a wireless device	11/20/2001	10/22/2013	6/17/2026
CXT	US Patent	9,928,508	Single sign-on for access to a central data repository	01/06/2006	03/27/2018	12/20/2022
CMOS	US Patent	6,624,404	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	11/26/2001	9/23/2003	12/30/2019
CMOS	Korean Patent	KR10-0303774	Method for fabricating cmos image sensor	12/30/1998	7/13/2001	12/30/2018
CMOS	US Patent	6,348,361	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	12/30/1999	02/19/2002	12/30/2019
CMOS	US Patent	6,184,055	CMOS image sensor with equivalent potential diode and method for fabricating the same	02/26/1999	02/06/2001	02/26/2019
CMOS	Chinese Patent	CNZL99105588.8	Complementary mos image sensor and making method thereof	02/28/1999	10/13/2004	02/27/2019
CMOS	Chinese Patent	CNZL200310104488.4	Image sensing device and its manufacturing method	02/28/1999	03/26/2008	02/27/2019
CMOS	German Patent	DE19908457.2	Photodiode used in cmos image sensing device	02/26/1999	11/28/2013	02/26/2019
CMOS	French Patent	FR2775541	Photodiode for use in a cmos image sensor and method for fabricating the same	03/01/1999	08/02/2002	03/01/2019
CMOS	French Patent	FR2779870	Photodiodes for image sensors	03/01/1999	05/13/2005	03/01/2019
CMOS	United Kingdom Patent	GB2334817	Photodiode for use in a cmos image sensor and method for fabricating the same	03/01/1999	07/01/2003	03/01/2019
CMOS	United Kingdom Patent	GB2383900	CMOS image sensor and method for fabricating the same	03/01/1999	08/20/2003	03/01/2019
CMOS	Japanese Patent	JP4390896	CMOS image sensor and manufacture thereof	03/01/1999	10/16/2009	03/01/2019
CMOS	Korean Patent	KR10-0278285	CMOS image sensor and manufacturing method thereof	02/24/1999	10/18/2000	02/24/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CMOS	Taiwanese Patent	TWI141677	CMOS image sensor with equivalent potential diode	03/22/1999	10/01/2001	03/21/2019
CMOS	US Patent	6,180,969	CMOS image sensor with equivalent potential diode	02/26/1999	01/30/2001	02/26/2019
CMOS	US Patent	6,563,187	CMOS image sensor integrated together with memory device	06/29/1999	05/13/2003	06/29/2019
CMOS	US Patent	6,949,388	CMOS image sensor integrated together with memory device	05/12/2003	09/27/2005	11/09/2019
CMOS	Korean Patent	KR10-0464955	CMOS image sensor integrated with memory device	06/29/1998	12/24/2004	06/29/2018
CMOS	US Patent	6,627,929	Solid state ccd image sensor having a light shielding layer	06/13/2001	09/30/2003	10/13/2018
CMOS	Korean Patent	KR10-0263473	Solid state image device and fabrication method thereof	02/16/1998	05/17/2000	02/16/2018
CMOS	US Patent	6,300,157	Solid state image sensor and method for fabricating the same	10/13/1998	10/09/2001	10/13/2018
CMOS	US Patent	7,113,203	Method and system for single-chip camera	05/07/2002	09/26/2006	05/13/2022
CMOS	US Patent	6,706,550	Photodiode having a plurality of PN junctions and image sensor having the same	10/16/2002	3/16/2004	02/26/2019
CMOS	Japanese Patent	JP4139931	Pinned photodiode of image sensor, and its manufacture	06/28/1999	6/20/2008	06/28/2019
CMOS	Korean Patent	KR10-0275123	Pinned photodiode of image sensor and manufacturing method thereof	06/29/1998	9/19/2000	06/29/2018
CMOS	Taiwanese Patent	TWI133257	Photodiode having a plurality of PN junctions and image sensor having the same	06/30/1999	5/28/2001	06/29/2019
CMOS	US Patent	6,489,643	Photodiode having a plurality of PN junctions and image sensor having the same	06/28/1999	12/03/2002	06/28/2019
M-RED	US Patent	6,853,259	Ring oscillator dynamic adjustments for auto calibration	08/15/2001	2/08/2005	08/15/2021
M-RED	US Patent	7,068,557	Ring oscillator dynamic adjustments for auto calibration	01/25/2005	6/27/2006	08/15/2021
M-RED	US Patent	7,209,401	Ring oscillator dynamic adjustments for auto calibration	05/02/2006	4/24/2007	08/15/2021
M-RED	US Patent	6,221,682	Method and apparatus for evaluating a known good die using both wire bond and flip-chip interconnects	05/28/1999	4/24/2001	05/28/2019
M-RED	US Patent	RE43,607	Method and apparatus for evaluating a known good die using both wire bond and flip-chip interconnects	05/31/2007	8/28/2012	12/31/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,177,843	Oscillator circuit controlled by programmable logic	05/26/1999	1/23/2001	05/26/2019
M-RED	US Patent	6,628,171	Method, architecture and circuit for controlling and/or operating an oscillator	01/23/2001	9/30/2003	05/26/2019
M-RED	US Patent	6,831,690	Electrical sensing apparatus and method utilizing an array of transducer elements	12/07/1999	12/14/2004	12/07/2019
M-RED	US Patent	7,511,754	Electrical sensing apparatus and method utilizing an array of transducer elements	10/26/2004	3/31/2009	02/07/2022
M-RED	US Patent	6,498,399	Low dielectric-constant dielectric for etchstop in dual damascene backend of integrated circuits	09/08/1999	12/24/2002	09/08/2019
M-RED	US Patent	6,744,311	Switching amplifier with voltage-multiplying output stage	04/23/2002	6/01/2004	04/23/2022
M-RED	US Patent	6,646,465	Programmable Logic Device Including Bi-Directional Shift Register	02/07/2002	11/11/2003	02/07/2022
M-RED	US Patent	6,721,310	Multiport non-blocking high capacity atm and packet switch	11/02/2001	4/13/2004	11/02/2021
M-RED	US Patent	6,456,183	Inductor for Integrated Circuit	02/24/2000	9/24/2002	02/24/2020
M-RED	US Patent	6,838,970	Inductor for Integrated Circuit	07/26/2002	1/04/2005	09/30/2020
M-RED	US Patent	6,459,135	Monolithic Integrated Circuit Incorporating An Inductive Component And Process For Fabricating Such An Integrated Circuit	03/15/2000	10/01/2002	03/15/2020
M-RED	US Patent	6,388,322	Article comprising a mechanically compliant bump	01/17/2001	5/14/2002	01/17/2021
M-RED	US Patent	6,458,411	Method of making a mechanically compliant bump	10/05/2001	10/01/2002	01/17/2021
M-RED	US Patent	6,506,648	Method of fabricating a high-power RF field effect transistor with reduced hot electron injection and resulting structure	09/02/1998	1/14/2003	06/27/2019
M-RED	US Patent	6,735,422	Calibrated DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/02/2000	5/11/2004	10/02/2020
M-RED	US Patent	6,674,998	System and method for detecting and correcting phase error between differential signals	12/21/2000	1/06/2004	10/02/2020
M-RED	US Patent	6,891,440	Quadrature oscillator with phase error correction	12/21/2000	1/06/2004	08/08/2022
M-RED	US Patent	6,763,228	Precision automatic gain control circuit	12/21/2001	7/13/2004	10/03/2021

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,748,200	Automatic gain control system and method for a ZIF architecture	04/04/2003	6/08/2004	10/02/2020
M-RED	US Patent	RE42,799	Packet acquisition and channel tracking for a wireless communication device configured in a zero intermediate frequency architecture	06/27/2008	10/04/2011	01/22/2023
M-RED	US Patent	6,560,448	DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/02/2000	5/06/2003	08/29/2021
M-RED	US Patent	6,448,910	Method and apparatus for convolution encoding and viterbi decoding of data that utilize a configurable processor to configure a plurality of re-configurable processing elements	03/26/2001	9/10/2002	03/26/2021
M-RED	US Patent	7,127,588	Apparatus and method for an improved performance VLIW processor	12/05/2000	10/24/2006	03/17/2022
M-RED	US Patent	6,757,752	Micro Controller Development System	01/14/2002	6/29/2004	01/14/2022
M-RED	US Patent	6,509,646	Apparatus For Reducing An Electrical Noise Inside A Ball Grid Array Package	05/22/2000	1/21/2003	05/22/2020
M-RED	US Patent	6,365,970	Bond Pad Structure And Its Method Of Fabricating	12/10/1999	4/02/2002	12/10/2019
M-RED	US Patent	6,912,601	Method of programming PLDs using a wireless link	06/28/2000	6/28/2005	05/11/2022
M-RED	US Patent	6,496,054	Control signal generator for an overvoltage-tolerant interface circuit on a low voltage process	05/09/2001	12/17/2002	05/09/2021
M-RED	US Patent	6,194,279	Fabrication method for gate spacer	06/28/1999	2/27/2001	06/28/2019
M-RED	US Patent	6,281,554	Electrostatic discharge protection circuit	03/20/2000	8/28/2001	03/20/2020
M-RED	US Patent	6,657,263	MOS transistors having dual gates and self-aligned interconnect contact windows	06/28/2001	12/02/2003	03/24/2020
M-RED	US Patent	6,461,908	Method of manufacturing a semiconductor device	04/10/2001	10/08/2002	04/10/2021
M-RED	US Patent	6,737,995	Clock and data recovery with a feedback loop to adjust the slice level of an input sampling circuit	04/10/2002	5/18/2004	04/18/2022
M-RED	US Patent	6,747,522	Digitally controlled crystal oscillator with integrated coarse and fine control	05/03/2002	6/08/2004	05/17/2022
M-RED	US Patent	6,275,116	Method, circuit and/or architecture to improve the frequency range of a voltage-controlled oscillator	06/08/1999	8/14/2001	06/08/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,608,763	Stacking system and method	09/15/2000	8/19/2003	05/24/2021
M-RED	US Patent	6,404,043	Panel stacking of BGA devices to form three-dimensional modules	06/21/2000	6/11/2002	06/21/2020
M-RED	US Patent	6,472,735	Three-dimensional memory stacking using anisotropic epoxy interconnections	04/05/2001	10/29/2002	06/27/2020
M-RED	US Patent	6,544,815	Panel stacking of BGA devices to form three-dimensional modules	08/06/2001	4/08/2003	06/21/2020
M-RED	US Patent	6,566,746	Panel stacking of BGA devices to form three-dimensional modules	12/14/2001	5/20/2003	06/21/2020
M-RED	US Patent	6,878,571	Panel stacking of BGA devices to form three-dimensional modules	12/11/2002	4/12/2005	04/30/2021
M-RED	US Patent	6,627,984	Chip stack with differing chip package types	07/24/2001	9/30/2003	07/24/2021
M-RED	US Patent	6,908,792	Chip stack with differing chip package types	10/03/2002	6/21/2005	02/21/2022
M-RED	US Patent	6,205,524	Multimedia arbiter and method using fixed round-robin slots for real-time agents and a timed priority slot for non-real-time agents	09/16/1998	3/20/2001	09/16/2018
M-RED	US Patent	6,157,978	Multimedia round-robin arbitration with phantom slots for super-priority real-time agent	01/06/1999	12/05/2000	09/16/2018
M-RED	US Patent	6,117,750	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively	12/21/1998	9/12/2000	12/21/2018
M-RED	US Patent	6,429,098	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively, and multilayer products obtained	09/11/2000	8/06/2002	12/21/2018
M-RED	US Patent	6,134,176	Disabling a defective element in an integrated circuit device having redundant elements	11/24/1998	10/17/2000	11/24/2018
M-RED	US Patent	6,366,998	Reconfigurable functional units for implementing a hybrid vliw-simd programming model	10/14/1998	4/02/2002	10/14/2018
M-RED	US Patent	6,401,217	Method For Error Recognition In A Processor System	07/22/1998	6/04/2002	07/22/2018
M-RED	US Patent	6,169,028	Method for fabricating metal interconnected structure	01/26/1999	1/02/2001	01/26/2019
M-RED	US Patent	6,190,981	Method for fabricating metal oxide semiconductor	02/03/1999	2/20/2001	02/03/2019
M-RED	US Patent	6,130,823	Stackable ball grid array module and method	02/01/1999	10/10/2000	02/01/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,208,004	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	08/19/1998	3/27/2001	08/19/2018
M-RED	US Patent	6,479,362	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	02/14/2001	11/12/2002	08/19/2018
M-RED	Korean Patent	KR10-0796825	Method of manufacturing a semiconductor device	04/03/2001	6/24/2009	04/03/2021
M-RED	British Patent	GB0930382	Process for obtaining a layer of single crystal germanium or silicon on single crystal silicon or germanium substrate respectively, and multilayer products thus obtained	12/09/1998	8/21/2002	12/09/2018
M-RED	Italian Patent	IT0930382	Process for obtaining a layer of single crystal germanium or silicon on single crystal silicon or germanium substrate respectively, and multilayer products thus obtained	12/09/1998	8/21/2002	12/09/2018
M-RED	Korean Patent	KR10-0633947	Method of fabricating a high power rf field effect transistor with reduced hot electron injection and resulting structure	08/17/1999	10/04/2006	08/17/2019
M-RED	French Patent	FR2791470	Monolithic Integrated Circuit Comprising An Inductor And A Method Of Fabricating The Same	03/23/1999	6/01/2001	03/23/2019
M-RED	French Patent	FR2790328	Inductive Component, Integrated Transformer, In Particular For A Radio Frequency Circuit, And Associated Integrated Circuit With Such Inductive Component Or Integrated Transformer	02/26/1999	4/20/2001	02/26/2019
M-RED	Japanese Patent	JP4846167	Method of manufacturing a semiconductor device	04/03/2001	10/21/2011	04/03/2021
M-RED	Japanese Patent	JP5051939	Electric sensor device, method for generating electric signal from array of converter element	12/05/2000	8/03/2012	12/05/2020
AMI	US Patent	8,280,014	System and method for associating audio clips with objects	11/29/2006	10/02/2012	11/08/2030
AMI	US Patent	9,088,667	System and method for associating audio clips with objects	09/06/2012	7/21/2015	06/30/2027
AMI	US Patent	10,033,876	System and method for associating audio clips with objects	06/02/2015	7/24/2018	11/29/2026
AMI	US Patent	10,348,909	System and method for associating audio clips with objects	06/18/2018	7/09/2019	11/29/2026
AMI	US Patent	10,938,995	System and method for associating audio clips with objects	05/23/2019	3/02/2021	11/29/2026

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
AMI	US Patent Application	17/162,354	System and method for associating audio clips with objects	01/29/2021	5/20/2021	N/A
PLL	US Patent	7,761,371	Analyzing a credit counseling agency	07/19/2007	7/20/2010	10/19/2020
PLL	US Patent	7,827,097	System for transferring an inbound communication to one of a plurality of credit-counseling agencies	10/19/2000	11/02/2010	10/23/2024
PLL	US Patent	7,860,785	Communication system to automatically refer an inbound communication	07/19/2007	12/28/2010	10/19/2020
PLL	US Patent	8,209,257	System for transferring an inbound communication to one of a plurality of credit-counseling agencies	11/01/2010	6/26/2012	11/27/2020
PLL	US Patent	8,725,630	Method of processing a phone call	06/25/2012	5/13/2014	10/19/2020
PLL	US Patent	9,948,771	Using an interactive voice response apparatus	05/12/2014	4/17/2018	12/23/2022
PLL	US Patent	10,230,840	Method of using an apparatus processing phone call routing	05/12/2014	3/12/2019	01/05/2022
PLL	US Patent	10,735,582	Apparatus processing phone calls	03/11/2019	8/04/2020	10/19/2020
TLL	US Patent	8,327,441	System and method for application attestation	02/17/2012	12/04/2012	02/17/2032
TLL	US Patent	8,776,180	Systems and methods for using reputation scores in network services and transactions to calculate security risks to computer systems and platforms	07/27/2012	7/08/2014	08/22/2032
TLL	US Patent	8,850,517	Runtime risk detection based on user, application, and system action sequence correlation	01/15/2013	9/30/2014	01/15/2033
TLL	US Patent	8,850,588	Systems and methods for providing Mobile security based on dynamic Attestation	07/27/2012	9/30/2014	08/11/2032
TLL	US Patent	8,990,948	Systems and methods for orchestrating runtime operational integrity	07/27/2012	3/24/2015	01/12/2033
TLL	US Patent	9,027,125	Systems and methods for network flow remediation based on risk correlation	07/27/2012	5/05/2015	09/02/2032
TLL	US Patent	9,092,616	Systems and methods for threat identification and remediation	07/27/2012	7/28/2015	01/25/2033
TLL	US Patent	7,565,549	System and method for the managed security control of processes on a computer system	07/03/2007	7/21/2009	01/03/2023
TLL	US Patent	7,673,137	System and method for the managed security control of processes on a computer system	01/03/2003	3/02/2010	06/12/2028

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
TLL	US Patent	8,150,958	Methods, systems and computer program products for disseminating status information to users of computer resources	05/05/2004	4/03/2012	09/06/2031
TLL	US Patent	8,955,038	Methods and systems for controlling access to computing resources based on known security vulnerabilities	08/16/2012	2/10/2015	06/13/2026
TLL	US Patent	9,608,997	Methods and systems for controlling access to computing resources based on known security vulnerabilities	02/10/2015	3/28/2017	06/13/2026
TLL	US Patent	9,923,918	Methods and systems for controlling access to computing resources based on known security vulnerabilities	03/27/2017	3/20/2018	06/13/2026
TLL	Korean Patent	20,090,075,861	On demand virus scan	12/04/2007	N/A	N/A
TLL	US Patent	8,572,738	On demand virus scan	12/07/2006	10/29/2013	11/08/2030
TLL	US Patent	6,842,796	Information extraction from documents with regular expression matching	07/03/2001	1/11/2005	05/28/2022
TLL	US Patent	6,928,549	Dynamic intrusion detection for computer systems	07/09/2001	8/09/2005	08/29/2023
TLL	US Patent	8,180,941	Mechanisms for priority control in resource allocation	12/04/2009	5/15/2012	10/27/2025
TLL	US Patent	8,055,996	Lightweight form pattern validation	11/13/2003	11/08/2011	10/06/2027
TLL	US Patent	8,086,835	Rootkit detection	06/04/2007	12/27/2011	06/19/2030
TLL	US Patent	8,127,356	System, method and program product for detecting unknown computer attacks	08/27/2003	2/28/2012	12/11/2028
TLL	US Patent	8,135,958	Method, system, and apparatus for dynamically validating a data encryption operation	11/22/2005	3/13/2012	09/05/2030
TLL	US Patent	8,140,853	Mutually excluded security managers	07/01/2008	3/20/2012	12/31/2030
TLL	US Patent	8,171,533	Managing web single sign-on applications	09/29/2008	5/01/2012	03/02/2031
TLL	US Patent	8,819,419	Method and system for dynamic encryption of a URL	04/03/2003	8/26/2014	10/22/2032
TLL	US Patent	9,118,634	Dynamic encryption of a universal resource locator	07/02/2014	8/25/2015	04/03/2023
TLL	US Patent	9,628,453	Dynamic encryption of a universal resource locator	06/10/2015	4/18/2017	04/03/2023
TLL	US Patent	9,860,251	Dynamic encryption of a universal resource locator	01/30/2017	1/02/2018	04/03/2023
TLL	US Patent	8,769,126	Expanded membership access control in a collaborative environment	06/24/2004	7/01/2014	07/03/2028

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
TLL	European Patent	EP2727042	Rules based actions for mobile device management	07/02/2012	4/06/2016	07/02/2032
TLL	US Patent	9,071,518	Rules based actions for mobile device management	07/02/2012	6/30/2015	07/02/2032
TLL	US Patent	7,631,354	System security agent authentication and alert distribution	12/30/2004	7/06/2006	07/18/2027
STX	US Patent	7,592,532	Method and Apparatus for Remote Voice-over or Music Production and Management	09/27/2005	9/22/2009	04/25/2026
STX	US Patent	9,635,312	Method and Apparatus for Remote Voice-over or Music Production and Management	12/11/2015	4/25/2017	09/27/2025
STX	US Patent	10,726,822	Method and Apparatus for Remote Digital Content Monitoring and Management	04/24/2017	7/28/2020	09/27/2025
STX	US Patent	11,372,913	Method and Apparatus for Remote Digital Content Monitoring and Management	07/27/2020	6/28/2022	09/27/2025
MML	US Patent	7,725,116	Techniques for combining voice with wireless text short message services	11/25/2006	5/25/2010	09/17/2026
MML	US Patent	7,929,949	Interactive multimodal messaging	02/03/2009	4/19/2011	02/03/2029
MML	US Patent	8,107,978	Addressing voice SMS messages	03/27/2008	1/31/2012	03/27/2028
MML	US Patent	8,688,150	Methods for identifying messages and communicating with users of a multimodal message service	08/12/2005	4/01/2014	02/16/2029
MML	US Patent	9,185,227	Sender driven call completion system	12/12/2013	11/10/2015	12/12/2033
MML	US Patent	9,520,851	Predictive automatic gain control in a media processing system	03/12/2015	12/13/2016	06/09/2035
MML	US Patent	9,532,191	Multi-modal transmission of early media notifications	05/17/2013	12/27/2016	05/17/2033
MML	US Patent	9,686,324	System and method for establishing communication links between mobile devices	02/27/2014	6/20/2017	05/01/2034
MML	US Patent	10,552,030	Multi-Gesture Media Recording System	10/11/2013	2/04/2020	07/05/2035
MML	US Patent	10,884,609	Multi-Gesture Media Recording System	01/07/2020	1/05/2021	10/11/2033
MML	US Patent	11,294,562	Multi-Gesture Media Recording System	12/10/2020	4/05/2022	10/11/2033
MML	US Application	17/700,506	Multi-gesture Media Recording System	03/22/2022	7/07/2022	N/A

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
MML	US Patent	8,161,116	Method and system for communicating a data file over a network	05/24/2004	4/17/2012	08/28/2026
MML	US Patent	8,504,633	Method and system for communicating a data file	04/12/2012	8/06/2013	05/24/2024
LSC	US Patent	6,549,988	Data storage system comprising a network of PCs and method using same	01/22/1999	4/15/2013	01/22/2019
LSC	US Patent	8,225,002	Data storage and data sharing in a network of heterogeneous computers	03/05/2003	7/17/2012	01/22/2019
LSC	US Patent	9,811,463	Apparatus Including an I/O Interface and a Network Interface and Related Method of Use	02/23/2017	11/07/2017	01/22/2019
LSC	US Patent	10,154,092	Data Sharing Using Distributed Cache in a Network of Heterogeneous Computers	01/15/2016	12/11/2018	01/15/2016
EDI	US Patent	9,786,163	Automated highway system	04/05/2016	10/10/2017	10/10/2021
EDI	US Patent	10,026,310	Automated highway system	09/09/2016	7/17/2018	04/05/2036
EDI	US Patent	10,297,146	Automated highway system	07/16/2018	5/21/2019	04/05/2036
EDI	US Patent	10,796,566	Automated highway system	05/20/2019	10/06/2020	04/05/2036
EDI	US Patent	11,200,796	Automated highway system	10/05/2020	12/14/2021	04/05/2036
EDI	US Application	17/548,798	Automated highway system	12/13/2021	10/27/2022	N/A
Tyche	US Patent	6,900,087	Symmetric inducting device for an integrated circuit having a ground shield	08/21/2003	5/31/2005	10/14/2022
Tyche	US Patent	7,084,481	Symmetric inducting device for an integrated circuit having a ground shield	05/28/2004	8/01/2006	07/13/2022
DIP	US Patent	6,936,898	Diagonal deep well region for routing body-bias voltage for MOSFETS in surface well regions	12/31/2002	8/30/2005	03/03/2023
DIP	US Patent	7,098,512	Layout patterns for deep well region to facilitate routing body-bias voltage	10/10/2003	8/29/2006	03/14/2023
DIP	US Patent	7,332,763	Selective coupling of voltage feeds for body bias voltage in an integrated circuit device	01/26/2004	2/19/2008	07/05/2023
DIP	US Patent	7,211,478	Diagonal deep well region for routing body-bias voltage for MOSFETS in surface well regions	08/08/2005	5/01/2007	12/31/2022
DIP	US Patent	7,645,664	Layout pattern for deep well region to facilitate routing body-bias voltage	06/08/2006	1/12/2010	12/21/2023

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
DIP	US Patent	7,323,367	Diagonal deep well region for routing body-bias voltage for MOSFETS in surface well regions	05/01/2007	1/29/2008	12/31/2022
DIP	US Patent	7,608,897	Sub-surface region with diagonal gap regions	01/28/2008	10/27/2009	12/31/2022
DIP	US Patent	9,251,865	Selective coupling of voltage feeds for body bias voltage in an integrated circuit device	02/11/2008	2/02/2016	07/05/2023
DIP	US Patent	8,415,730	Selective coupling of voltage feeds for body bias voltage in an integrated circuit device	02/19/2008	4/09/2013	07/05/2023
DIP	US Patent	7,149,851	Method and system for conservatively managing store capacity available to a processor issuing stores	08/21/2003	12/12/2006	10/17/2024
DIP	US Patent	7,606,979	Method and system for conservatively managing store capacity available to a processor issuing stores	12/12/2006	10/20/2009	08/21/2023
DIP	US Patent	RE44,025	Apparatus and method for integrated circuit power management	07/18/2008	2/19/2013	09/09/2024
HPE	US Patent	7,962,948	VIDEO-ENABLED COMMUNITY BUILDING	04/06/2001	6/14/2011	02/17/2026
HPE	US Patent	8,230,497	Method Of Identifying Software Vulnerabilities On A Computer System	11/04/2002	7/24/2012	09/24/2031
HPE	US Patent	7,353,539	SIGNAL LEVEL PROPAGATION MECHANISM FOR DISTRIBUTION OF A PAYLOAD TO VULNERABLE SYSTEMS	01/16/2003	4/01/2008	06/02/2025
HPE	US Patent	7,647,327	Method And System For Implementing Storage Strategies Of A File Autonomously Of A User	09/24/2003	1/12/2010	02/04/2025
HPE	US Patent	7,404,204	System And Method For Authentication Via A Single Sign-on Server	02/06/2004	7/22/2008	03/02/2026
HPE	US Patent	7,426,633	System And Method For Reflashing Disk Drive Firmware	05/12/2005	9/16/2008	09/15/2026
HPE	US Patent	8,027,333	Ip-based Enhanced Emergency Services Using Intelligent Client Devices	09/05/2008	9/27/2011	08/15/2024
HPE	US Patent	7,440,442	Ip-based Enhanced Emergency Services Using Intelligent Client Devices	10/21/2003	10/21/2008	11/24/2026

*	Subject to any terminal disclaimer

Research and Development

We did not incur research and development expenses during 2022 or 2021, since research and development are not part of our business.

Consulting Contracts

On February 22, 2021, we entered into advisory service agreement with three consultants pursuant to which they will provide services to us in connection with the development of our business. The agreements have a term of ten years and may be terminated by us for cause or upon the death or disability of the consultants.

Pursuant to the agreements with two of the consultants, the compensation payable to each of them consists of a restricted stock grant of 100,000 shares of Common Stock which vested in full immediately upon issuance and a ten-year option to purchase a total of 300,000 shares of Common Stock, which become exercisable cumulatively as follows:

●	100,000 shares at an exercise price of $1.00 per share becoming exercisable upon the commencement of trading of our common stock on the OTCQB which occurred on May 7, 2021.

●	100,000 shares at an exercise price of $3.00 per share, becoming exercisable on the first day on which we file with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

●	100,000 shares at an exercise price of $5.00 per share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Pursuant to the agreement with the third consultant, the compensation payable to him consists of a restricted stock grant of 100,000 shares of Common Stock which immediately vests in full and a ten-year option to purchase 300,000 shares of Common Stock, which becomes exercisable cumulatively as follows:

●	100,000 shares at an exercise price of $1.00 per share which became exercisable on February 22, 2022, which was the first anniversary of the date of the agreement;

●	100,000 shares at an exercise price of $3.00 per share which became exercisable on February 22, 2023, which was the second anniversary of the date of the agreement; and

●	100,000 shares at an exercise price of $5.00 per share upon the third anniversary of the date of the agreement.

Employees

As of March 31, 2023, we have no employees other than our chief executive officer, Mr. Jon Scahill. Our employee is not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through December 31, 2022, we generated a cumulative loss of approximately $26.2 million on cumulative revenues of approximately $23.8 million, and our losses are continuing. Our total assets were approximately $1,227,000 at December 31, 2022, of which approximately $1,131,000 represented the book value of patents we acquired from AI in October of 2021. At December 31, 2022, we had a working capital deficiency of approximately $9,490,000. During 2021 and 2022 our business was impacted by our default under our loans to Intelligent Partners (as successor to United Wireless), with Intelligent Partners having the ability to declare a default on our notes in the principal amount of $4,672,810, with the possibility of our seeking protection under the Bankruptcy Act. As a result, we ceased our monetization activities, since no counsel would represent us on a contingent basis in view of the default and possible bankruptcy, and we devoted our efforts to negotiating the agreements with QFL and Intelligent Partners. We resumed our monetization activities following in February 2021 after we entered into our agreements with QFL and Intelligent Partners. However, the intellectual property monetization cycle is lengthy and may be unsuccessful. Monetization activities initiated may take several quarters, if not years, to generate revenues if ever. Most of the revenue for 2021 was generated pursuant to litigation which was commenced prior to 2021.

Our independent auditors have included a substantial doubt going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2022. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a substantial doubt going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2022.

We require significant funding in order to develop our business. Our business requires substantial funding to evaluate and acquire intellectual property rights and to develop and implement programs to monetize our intellectual property rights, including the prosecution of any litigation necessary to enable us to monetize our intellectual property rights. Our failure to develop and implement these programs could both jeopardize our relationships under our existing agreements and could inhibit our ability to generate new business, either through the acquisition of intellectual property rights or through exclusive management agreements. We cannot be profitable unless we are able to obtain the funding necessary to develop our business, including litigation to monetize our intellectual property. Although we have agreements with QFL and QF3 which provide a funding to acquire intellectual property rights, QFL or QF3 must approve any intellectual property we acquire and, if QFL or QF3 does not fund an intellectual property acquisition, we may not be able to acquire and monetize the intellectual property. We cannot assure you that we will be able to obtain necessary funding or to develop our business.

The terms of our agreements with QF3, QFL and Intelligent Partners may make it difficult for us to generate cash flow from our operations. We have an agreement with QFL pursuant to which QFL agreed to make available to us a financing facility of (i) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which we have received $2,653,000 as of March 15, 2023; (ii) up to $2,000,000 for operating expenses from which the Company may, at its discretion, draw up to $200,000 per calendar quarter, of which we have drawn down $2,000,000 as of March 15, 2023, and (iii) $1,750,000 which was used to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. We also have an agreement with QF3 pursuant to which QF3 agreed to make available to us a financing facility of (i) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize: (ii) up to $4,000,000 for operating expenses from which the Company may, at its discretion, draw up to $500,000 per calendar quarter, of which we have drawn down $500,000 as of March 15, 2023, and (iii) $3,300,000 which was used to fund purchase of a patent portfolio from Tower Semiconductor Ltd. Pursuant to the QFL and QF3 agreements, QFL and QF3 receive all proceeds payable to us from the monetization of those patents which have been financed by QFL and QF3, respectively, until QFL and QF3 has received its negotiated rate of return, respectively, then we and QFL and QF3, respectively, share equally in the proceeds from monetization until QFL and QF3, respectively has received its investment return and thereafter we receive all of the net proceeds. Pursuant to our restructure agreement with Intelligent Partners, we have an obligation to pay TMPO totaling $2,805,000. Under our amended monetization proceeds agreements with Intelligent Partners, we pay Intelligent Partners 60% of the net monetization proceeds from associated intellectual property portfolios. Further, until we have paid Intelligent Partners a total of $2,805,000 under all of the monetization proceeds agreements, for net proceeds between $0 and $1,000,000 we are to pay Intelligent Partners 10% of the net proceeds realized from new assets acquired by us, provided, that, if, in any calendar quarter, our net proceeds realized exceed $1,000,000, Intelligent Partner’s entitlement for that quarter shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000, and if in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter shall increase to 50% on the portion of net proceeds in excess of $3,000,000. These payments come from our share of the proceeds after QFL and QF3 have recovered their negotiated rate of return, respectively. In these agreements, the monetization proceeds is determined after payment of contingent legal fees and certain other expenses, including payments due by us to as part of the purchase price for intellectual property rights. We cannot assure you that, as a result of these provisions, that we will generate any meaningful cash flow from the intellectual property we acquire. If we do not generate sufficient cash flow from our monetization activities, we may not be able to fund our operations or continue in business.

Our business may be impaired by the effects of the COVID-19 pandemic and the effects of the response to the pandemic. Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus had a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown affected the court system and the courts operated on a reduced schedule and some courts may still have a backlog as a result of the pandemic. As a result, deadlines may be postponed which may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. In addition, the effect of the COVID-19 and new variants and subvariants the public response may adversely affect the financial condition and prospects of defendants and potential defendants, which would make it less likely that they would be willing to settle our claim.

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

Any equity funding we obtain may result in significant dilution to our stockholders. Because of our financial position, our continuing losses and our negative working capital from operations, we do not expect that we will be able to obtain any debt financing for our operations. Our stock price has generally been trading at a price which is less than $1.00 per share for more than the past two years. As a result, it will be very difficult for us to raise funds in the equity markets. However, in the event that we are able to raise funds in the equity market, the sale of shares would result in significant dilution to the present stockholders, and even a modest equity investment could result in the issuance of a very significant number of shares.

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

If we are not successful in patent litigation, the defendants may seek to have the court award attorneys’ fees to them against us which could result in the bankruptcy of the plaintiff subsidiary and may result in a default under our agreements with QFL and QF3. The United States patent laws provide that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Although the patents are owned by our subsidiaries and any judgment would be awarded against the subsidiaries, the subsidiaries have no assets other than the patent rights. Our funding sources for our patent litigation do not provide for the funding source to pay any judgment against us. Thus, if any defendants obtain a judgment against one of our subsidiaries, they may seek to enforce their judgment against the patents owned by the subsidiary or seek to put the subsidiary into bankruptcy and acquire the patents in the bankruptcy proceeding. As a result, it is possible that an adverse verdict in a petition for legal fees could result in the loss of the patents owned by the subsidiary and a default under our agreements with QFL and QF3.

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

We may be unable to enforce our intellectual property rights unless we obtain third-party funding. Because of the expense of litigation and our lack of working capital, we may be unable to enforce our intellectual property rights unless we obtain the agreement of a third-party to provide funding in support of our litigation. We cannot assure you that QFL, QF3 or any other funding source provide us the any necessary funding, and the failure to obtain such funding may impair our ability to monetize our intellectual property portfolio or continue in business.

Because we need to rely on third-party funding sources to provide us with funds to enforce our intellectual property rights we are dependent upon the perception by potential funding sources of the value of our intellectual property. Because we do not have funds to pursue litigation to enforce our intellectual property rights, we are dependent upon the valuation which potential funding sources, which currently is QFL and QF3, give to our intellectual property or any intellectual property we may acquire. In determining whether to provide funding for intellectual property litigation, the funding sources need to make an evaluation of the strength of our patents, the likelihood of success, the nature of the potential defendants and a determination as to whether there is a sufficient potential recovery to justify a significant investment in intellectual property litigation. Typically, such funding sources receive a percentage of the recovery after litigation expenses, and seek to generate a sufficient return on investment to justify the investment. Under our agreements with QFL and QF3, QFL and QF3 are allocated all of the net proceeds (after allowable expenses), respectively, until it has received a negotiated return. Unless QFL, QF3 or any other funding source believes that it will generate a sufficient return on investment, it will not fund litigation. If QFL or QF3 does not fund our acquisition or monetization of intellectual property we propose to acquire, we cannot assure you that we will be able to negotiate funding agreements with third-party funding sources on terms reasonably acceptable to us, if at all. Because of our financial condition, we may only be able to obtain funding on terms which are less favorable to us than we would otherwise be able to obtain.

Although we have funding agreements with QFL and QF3, there is no assurance that QFL or QF3 will provide funding for portfolios we are looking to acquire or that we will generate revenue from any funded litigation. Although the funding sources makes their evaluation as to the likelihood of success, patent litigation is very uncertain, and we cannot assure you that we will obtain litigation funding or that, if we obtain litigation funding, we will be successful or that any recovery we may obtain will generate any significant positive cash flow from operations for us.

Because QFL, QF3 and Intelligent Partners hold a security interest in almost all of our intellectual property and the proceeds from our intellectual property, we may not be able to raise funds through a debt financing. Pursuant to our agreements with QFL, QF3 and Intelligent Partners, we granted them a security interest in the stock of our subsidiaries that hold the intellectual property acquired from Intellectual Ventures and in the proceeds from the monetization of intellectual property acquired from Intellectual Ventures and our mobile data and financial data portfolios. The inability to grant a security interest in these assets to a new lender is likely to materially impair our ability to obtain debt financing for our operations, and may also impair our ability to obtain financing to acquire additional intellectual property rights.

Because of our financial condition and our having generated a loss from operations in 2022 and 2021 from our existing portfolios, we may not be able to obtain intellectual property rights to the most advanced technologies. In order to generate meaningful revenues from intellectual property rights, we need to be able to identify, negotiate rights to and offer technologies for which there is a developing market. Because of our financial condition and the terms under which we obtain financing for our litigation, we may be unable to negotiate rights to technology for which there which will be a strong developing market, or, if we are able to negotiate agreements for such intellectual property, the terms of our purchase or license may not be favorable to us. Accordingly, we cannot assure you that we will be able to acquire intellectual property rights to the technology for which there is a strong market demand.

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

We may not be successful in obtaining judgments in our favor. We have commenced litigation seeking to monetize our intellectual property portfolios and it will be necessary for us to commence ligation in the future. All litigation is uncertain, and a number of the actions we commenced have been dismissed by the trial court. We cannot assure you that any litigation will be decided in our favor or that, if damages are awarded or a license is negotiated, that we will generate any significant revenue from the litigation or that any recovery may be allocated to counsel and third-party funding source which may result in little if any revenue to us.

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

A 2014 Supreme Court decision could significantly impair business method and software patents. In June 2014, the United States Supreme Court, in Alice v. CLS Bank, struck down patents covering a computer-implemented scheme for mitigating “settlement risk” by using a third-party intermediary, holding the patent claims to be ineligible as being drawn to a patent-ineligible abstract idea. The courts have been dealing for many years over what business methods are patentable. We cannot predict the extent to which the decision in Alice as well as prior Supreme Court decisions dealing with patents, will be interpreted by courts. To the extent that the Supreme Court decision in Alice gives businesses reason to believe that business model and software patents are not enforceable, it may become more difficult for us to monetize patents which are held to be within the ambit of the patents before the Supreme Court in Alice and for us to obtain counsel willing to represent us on a contingency basis. As a result, the decision in Alice could materially impair our ability to obtain patent rights and monetize those which we do obtain.

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

The unpredictability of our revenues may harm our financial condition. Our revenues from licensing have typically been lump sum payments entered into at the time of the license, which is typically in connection with the settlement of litigation, and not from licenses that pay an ongoing royalty. Due to the nature of the licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of potential licensees and certain other factors, our revenues, if any, may vary significantly from quarter to quarter, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

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

In connection with patent enforcement actions, counterclaims may be brought against us, and a court may rule against us in counterclaims which may expose us and our operating subsidiaries to material liabilities. In connection with patent enforcement actions, it is possible that a defendant may file counterclaims against us, or a court may rule that we have violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against us or our operating subsidiaries or award attorney’s fees and/or expenses to the counterclaiming defendant, which could be material, and if we or our operating subsidiaries are required to pay such monetary sanctions, attorneys’ fees and/or expenses, such payment could materially harm our operating results, our financial position and our ability to continue in business.

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

Weak global economic conditions may cause potential licensees to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results. Our business depends significantly on strong economic conditions that would encourage potential licensees to enter into license agreements for our intellectual property rights. The United States and world economies have recently experienced weak economic conditions and the recent Russian invasion in Ukraine has exacerbated these conditions, including those resulting from inflation and supply chain line issues. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. This response could have a material adverse effect on the willingness of parties infringing on our assets to enter into settlements or other revenue generating agreements voluntarily.

If we are unable to adequately protect our intellectual property, we may not be able to monetize our intellectual property effectively. Our ability to monetize our intellectual property depends in part upon the strength of the intellectual property and intellectual property rights that we own or may hereafter acquire in our technologies, brands and content and our ability to protect such intellectual property rights. We rely on a combination of patent and intellectual property laws and agreements to establish and protect our patent, intellectual property and other proprietary rights. The efforts we take to protect our patents, intellectual property and other proprietary rights may not be sufficient or effective at stopping unauthorized use of our patents, intellectual property and other proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which we have rights. There may be instances where we are not able to protect or utilize our patent and other intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our patent assets and intellectual property and other proprietary rights from unauthorized use, the value of those assets may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products as those covered by our intellectual property rights. In addition, protecting our intellectual property and intellectual property rights is expensive and diverts our critical and limited managerial resources. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be impaired. Commencing legal proceedings to enforce our intellectual property rights is burdensome and expensive. In addition, our intellectual property rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. We also rely on trade secrets and contract law to protect some of our intellectual property rights. We will enter into confidentiality and invention agreements with our employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to our un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Risks Concerning our Common Stock

If our stock price falls below $0.01 per share, our common stock may be delisted from OTCQB. On May 23, 2022, we received notice from OTC Markets Group, that, because the bid price for our common stock had closed below $0.01 per share for more than 30 consecutive days, we no longer met the Standards for Continued Eligibility under the OTC listing standards and, if this deficiency is not met by August 21, 2022, our stock would be removed from the OTCQB marketplace, in which event our common stock will be traded on the OTC Pink market. Our registration rights agreement with QFL provides that, in the event of a failure to comply with certain covenants, which includes the failure of our common stock to be traded on the OTCQB, in addition to any other remedies available to QFL, we are to pay to QFL an amount in cash equal to 2.0% of the aggregate value of QFL’s Registrable Securities, as defined in the Registration Rights Agreement, whether or not included in such registration statement, on each of the following dates: (i) the initial day of a maintenance failure; (ii) on the 30th day after the date of such a failure and (iii) every 30th day thereafter (prorated for periods totaling less than 30 days) until such failure is cured. In July 2022, we amended our certificate of incorporation to effect a one-for-100 reverse split of our common stock. We subsequently received advice from OTC Markets Group that the deficiency had been cured. We had previously received a similar notice, and our common stock was taken off the OTCQB effective August 31, 2020, and it traded on the OTC Pink Market until May 7, 2021 when trading resumed on the OTCQB. We cannot assure you that we will continue to meet the requirements for continued listing on the OTCQB, including the maintenance of a bid price of at least $0.01 per share.

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the OTCQB market under the symbol “QPRC.” The OTCQB market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTCQB “is for early-stage and developing U.S. and international companies. To be eligible, companies must be current in their reporting and undergo an annual verification and management certification process. Companies must meet $0.01 bid test and may not be in bankruptcy.” There is a limited trading market for our common stock and our common stock has frequently traded for less than $0.02. From August 28, 2020 to May 7, 2021 our common stock was delisted from the OTCQB and traded on the OTC Pink because our stock price fell below $0.01 per share for more than 30 consecutive trading days and on May 23, 2022, we received notice from the OTC Markets Group that our bid price was less than $0.01 for more than 30 consecutive trading days. As a result of the one-for-100 reverse split, which enabled our common stock to remain listed on the OTCQB, the number of shares in our public float declined by approximately 99%. Accordingly, there can be no assurance as to the liquidity of any markets that may develop for our common stock, the ability of holders of our common stock to sell our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

Because our common stock is a penny stock, you may have difficulty selling our common stock in the secondary trading market. Our common stock fits the definition of a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks. Many brokers do not trade in penny stocks and stocks that are not listed on a stock exchange.

Our lack of internal controls over financial reporting may affect the market for and price of our common stock. Our disclosure controls and our internal controls over financial reporting are not effective because of material weaknesses. Since we became engaged in the intellectual property management business in 2008, we have not had the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued poor financial condition together with the fact that we have one full time employee, who is both our chief executive officer and acting chief financial officer, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

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

Our stock price may be volatile and your investment in our common stock could suffer a decline in value. As of the date of this annual report, there has only been limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

●	the effect of the COVID-19 pandemic and the response to the pandemic on the market both generally and on penny stocks;

●	the market’s perception as to our ability to generate positive cash flow or earnings from our intellectual property portfolios;

●	changes in our or securities analysts’ estimate of our financial performance;

●	our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	the market’s perception of the effects of legislation or court decisions on our business;

●	the market’s perception that a defendant may obtain a judgement against a subsidiary and foreclose on the intellectual property of the subsidiary, which may result in a default under our agreements with QFL and QF3 and, even if a default is not claimed, QFL or QF3 may not provide financing for us;

●	the effects or perceived effects of the potential convertibility of convertible notes issued by us;

●	the results or anticipated results of litigation by or against us;

●	the anticipated or actual results of our operations;

●	events or conditions relating to the enforcement of intellectual property rights generally;

●	changes in market valuations of other intellectual property marketing companies;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	the market’s perception or our ability to continue to make our filings with the SEC in a timely manner;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other matters not within our control.

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

Because we have a classified board of directors, it may be more difficult for a third-party to obtain control of us. As a result of the approval by our stockholders of our amended and restated certificate of incorporation, our board of directors is a classified board, which means that at each annual meeting, the stockholder will vote for only one-third of the board. A classified board of directors may make it more difficult for a third-party to gain control of us which may affect the opportunity of our stockholders to receive any potential benefit which could be available from a third-party seeking to obtain control over us.

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

Stockholders of Record

As of March 31, 2023, we had 417 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2022.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column a) (#)
As of December 31, 2022
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (1)	900,000	—	1,760,000
Total	900,000	$—	1,760,000

A summary of the status of our equity grants and changes is set forth below:

(1)	On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan (the “Plan”) pursuant to which we can issue up to 1,500,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. On February 19, 2021, the board of directors amended the Plan increasing the shares we can issue under the plan to 5,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives, and the amendment to the Plan became effective upon the closing of the agreements with QFL, which was February 22, 2021. At December 31, 2022, 1,760,000 shares are available under the plan.

In connection with the increase in the shares of common stock issuable pursuant to the plan, the board in 2021;

●	granted restricted stock grants for 100,000 shares, which vested immediately, to each of three consultants pursuant to agreements with the consultants;

●	granted restricted stock grants for a total of 690,000 shares to our directors, Jon C. Scahill (490,000 shares), Timothy J. Scahill (100,000 shares) and Dr. William R. Carroll (100,000 shares) as compensation for services rendered;

●	granted a restricted stock grant to Ryan T. Logue for 50,000 shares upon his acceptance of his appointment as a director;

●	granted ten-year non-qualified stock options to purchase 300,000 shares to each of three consultants pursuant to agreements with the consultants, the options to vest as provided in their agreements;

●	granted a ten-year non-qualified stock option to purchase 600,000 shares to Jon C. Scahill, which vest in installments as described under Item 11. Executive Compensation.

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2022 other than issuances that were reported in our SEC filings.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” and "Risk Factors." Our actual results could differ materially from those anticipated in the forward-looking statements.

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

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the years ended December 31, 2022 and 2021 were from patent licensing fees pursuant to the settlement of patent infringement lawsuits, of which approximately 100% was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

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

It is generally necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. To the extent that we cannot fund litigation ourselves, we may enter into an agreement with a third-party funding source. Our agreements with the funding sources typically provide that the funding source pays the litigation costs and that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis, or we obtain funding from third-party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third-party that funds the litigation would be entitled to participate in any recovery. To the extent that we have agreements with counsel and/or litigation funding sources pursuant to which payments made to them represent a portion of the gross recovery, and such payment is contingent upon a recovery, our revenue from litigation reflects the gross recovery from litigation as licensing fees, and payments to counsel and/or litigation funding sources are reflected as cost of revenue.

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

Agreements with QF3, QFL and Intelligent Partners

On March 12, 2023, we entered into a funding agreement with QF3.

Pursuant to the Purchase Agreement with QF3, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize; (b) up to $4,000,000 for operating expenses, of which the we have requested and received $500,000 as of March 31, 2023; and (iii) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. See Item 1. Business – Agreements with QPRC Finance III LLC (“QF3”) for a description of the agreements with QF3.

On February 22, 2021, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which $2,653,000 has been advanced as of March 31, 2023; (b) up to $2,000,000 for operating expenses, of which the we have requested and received $2,000,000 as of March 31, 2023; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners. Our obligations to QFL are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. We also granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. See Item 1. Business – Agreements with QFL for a description of the agreements with QFL

Contemporaneously with the execution of the agreement with QFL, we entered into a restructure agreement with Intelligent Partners to eliminate any obligations we had with respect to the outstanding notes and the securities purchase agreement. As part of the restructure of our agreements with Intelligent Partners, we amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire. Under these MPAs, Intelligent Partners receives a 60% interest in the proceeds from our intellectual property owned by the eight Subsidiary Guarantors. Intelligent Partners also participates in the monetization proceeds from new intellectual property that we acquire until the total payments under all the monetization participation agreements equal $2,805,000, as follows: for net proceeds between $0 and $1,000,000, Intelligent Partners receives 10% of the net proceeds realized from new patents, except that if, in any calendar quarter, net proceeds realized by us exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. The payments with respect to the new patents terminate once total payments to Intelligent Partners under all monetization participation agreements reach $2,805,000. The payments to Intellectual Partners with respect new patents are payable from the proceeds which are allocated to us under the QFL agreements, which start after QFL has received a negotiated rate of return. See Item 1 Business – Agreements for Intelligent Partners for a description of the agreements with Intellectual Partners.

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

Our operating subsidiaries may engage third-party funding sources to provide funding for patent licensing and enforcement. The agreements with the third-party funding sources may provide that the funding source receives a portion of any negotiated fees, settlements or judgments. In certain instances, these third-party funding sources are entitled to receive a significant percentage of any proceeds realized until the third-party funder has recouped agreed upon amounts based on formulas set forth in the underlying funding agreement, which may reduce or delay and proceeds due to us.

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

The economic terms of the inventor agreements, funding agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by our operating subsidiaries, if any, including royalty rates, proceeds sharing rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by the operating subsidiaries. Inventor royalties, payments to non-controlling interests, payments to third-party funding providers and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor royalties, payments to third-party funding sources and contingent legal fees expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

In December 2018, we entered into a funding agreement whereby a third-party agreed to provide funds to us to enable us to support our structured licensing programs for the CMOS and M-RED portfolios. Under the funding agreement, the third-party receives an interest in the proceeds from the programs, and we have no other obligation to the third-party. As of December 31, 2021, the third-party funding source advanced $150,000 for costs and expenses, and has no further obligation to provide additional funds. Under the terms of the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds recovered. There are no pending actions.

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

Restricted Stock Grants and Options

In February 2021, we issued restricted stock grants to consultants (300,000 shares) and to our officers and directors (740,000 shares) all of which vested immediately. The value of the shares is be reflected as non-cash compensation in 2021. Also in February 2021, we granted restricted stock options to consultants (900,000 shares) and to our chief executive officer (600,000 shares). With respect to two of the consultants and the chief executive officer the options become cumulatively exercisable as follows: 1/3rd at an exercise price of $1.00 per share, becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB; 1/3rd at an exercise price of $3.00 per share becoming exercisable on the first day on which we file with the SEC a Form 10-K or Form 10-Q with stockholders’ equity of at least $5,000,000; and 1/3rd at an exercise price of $5.00 per share on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange. We will incur non-cash compensation with respect to the value of the options, based of Black-Scholes valuation, as the options become exercisable.

Effects of Possible Delisting of Common Stock on OTCQB

On May 23, 2022, we received notice from OTC Markets Group, that, because the bid price for our common stock had closed below $0.01 per share for more than 30 consecutive days, we no longer met the Standards for Continued Eligibility under the OTC listing standards and, if this deficiency is not met by August 21, 2022, our stock would be removed from the OTCQB marketplace, in which event our common stock will be traded on the OTC Pink market. Our registration rights agreement with QFL provides that, in the event of a failure to comply with certain covenants, which includes the failure of our common stock to be traded on the OTCQB, in addition to any other remedies available to QFL, we are to pay to QFL an amount in cash equal to 2.0% of the aggregate value of QFL’s Registrable Securities, as defined in the Registration Rights Agreement, whether or not included in such registration statement, on each of the following dates: (i) the initial day of a maintenance failure; (ii) on the 30th day after the date of such a failure and (iii) every 30th day thereafter (prorated for periods totaling less than thirty (30) days) until such failure is cured. In July 2022, we amended our certificate of incorporation to effect a one-for-100 reverse split of our common stock. We subsequently received advice from OTC Markets Group that the deficiency had been cured. We had previously received a similar notice, and our common stock was taken off the OTCQB effective August 31, 2020, and it traded on the OTC Pink Market until May 7, 2021 when trading resumed on the OTCQB. We cannot assure you that we will continue to meet the requirements for continued listing on the OTCQB, including the maintenance of a bid price of at least $0.01 per share.

Portfolios

In August 2021, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Yamaha Corporation and Steinberg Media Technologies GMBH. In March 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Parrot SA, Delair SAS, Drone Volt, SA, EHang Holdings Limited and Flyability SA. In July 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against FUJIFILM Holdings Corporation et al As of December 31, 2022 the matter against FUJIFILM Holdings Corporation et al has been stayed pending settlement. The matters against Yamaha Corporation, Steinberg Media Technologies GMBH, Parrot SA, Drone Volt, SA, Delair SAS and Flyability SA have been resolved, and revenue for the year ended December 31, 2022 includes revenue from any related settlement.

In September 2021, M-RED Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Biostar Microtech International Corp. and Giga-Byte Technology Co., Ltd. As of December 31, 2022, those matters have been resolved, and revenue for the year ended December 31, 2022 includes revenue from any related settlements.

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

On January 27, 2022, the Company acquired, via assignment from Intellectual Ventures Assets 181 LLC and Intellectual Ventures Assets 174 LLC, all right title and interest to four patent portfolios consisting of fifteen United States patents and three foreign patents for a purchase price of $1,060,000. The Company requested and received a capital advance in the amount of the $1,060,000 purchase price from the facility with QFL. The patents were assigned to our wholly owned subsidiaries Tyche Licensing LLC and Deepwell IP LLC. In May 2022, Tyche brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc., Realtek Semiconductor Corporation, Texas Instruments Incorporated, Infineon Technologies AG and STMicroelectronics NV et. al. In May 2022, Tyche voluntarily dismissed, without prejudice, the action against STMicroelectronics NV et .al. In May 2022, STMicroelectronics, Inc. filed an action for declaratory judgement of non-infringement in the U.S. District for the Northern District of Texas, the action was dismissed without prejudice in July 2022. In September 2022, the action against Texas Instruments Incorporated was dismissed with prejudice. As of December 31, 2022 the actions against MediaTek Inc. and Infineon Technologies AG have been stayed pending settlement discussions, which are pending.

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

Results of Operations

The years ended December 31, 2022 and 2021:

	Year Ended December 31,
	2022	2021
Revenues (patent licensing fees)	$451,194	$2,050,000
Cost of revenue (litigation and licensing expenses)	303,671	1,314,928
Selling, general and administrative expenses	1,979,718	3,848,611
Loss from operations	(1,832,195)	(3,113,539)

Other income (expense)
Gain on forgiveness of debt	—	1,850,018
Gain on settlement of accounts payable	—	1,725,965
Warrant expense	—	(1,154,905)
Change in fair market value of warrant liability	1,490,759	(481,282)
Loss on conversion of debt	—	(305,556)
Loss on debt extinguishment	—	(730,378)
Loss on impairment of assets	—	(1,651,614)
Interest expense	(413,333)	(291,702)
Total other income (expense)	1,077,426	(1,039,454)

Loss before income tax	(754,769)	(4,152,993)

Income tax benefit (expense)	1,253	(1,806)

Net loss	$(753,516)	$(4,154,799)

We generated revenues of approximately $451,000 for the year ended December 31, 2022 as compared to $2,050,000 for the year ended December 31, 2021. Our revenue for the year ended December 31, 2022 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the M-RED, AMI and STX portfolios. Revenue for the year ended December 31, 2021 resulted from the licenses granted pursuant to the settlement of patent infringement lawsuits in the CXT Portfolio, the M-RED Portfolio, the Peregrin Portfolio and the Soundstreak Portfolio litigations. Cost of revenue for the years ended December 31, 2022 and 2021 was approximately $304,000 and $1,315,000, respectively. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the year ended December 31, 2022 decreased by approximately $1,869,000, or approximately 49%, compared to the year ended December, 2021. Our principal expenses for the year ended December 31, 2022 was amortization of intangible assets of approximately $910,000 and professional fees of $513,000. Our compensation expense includes stock-based compensation of approximately $117,000 and $1,916,000 for the years ended December 31, 2022 and 2021, respectively.

Other income and expense for the year ended December 31, 2022 included a gain on change in fair value of warrant liability of approximately $1,491,000. We realized a loss on change in fair value of warrant liability of approximately $481,000 for the year ended December 31, 2021. The fair value of the warrant liability is affected by the price of our common stock, so the liability increases as the stock price goes up, resulting in an expense, and decreases as the stock price goes down resulting in income from change in warrant liability. Other expense also reflects interest expense of approximately $413,000 for the year ended December 31, 2022 and approximately $292,000 for the year ended December 31, 2021. The increase in interest expense reflects the accrued interest payable on the principal amount of QFL facility. During the year ended December 31, 2021, we realized a gain on settlement of accounts payable of approximately $1,726,000 and a gain on forgiveness of debt of approximately $1,850,000. Other expense during year ended December 31, 2021 also included an approximately $730,000 loss on extinguishment of debt, an approximately $306,000 loss on conversion of debt, an approximately $1,652,000 loss on impairment of assets, and warrant expense of approximately $1,155,000.

We incurred income tax benefit (expense) of approximately $1,000 and $(2,000) for the years ended December 31, 2022 and 2021, respectively.

As a result of the foregoing, we realized a net loss of approximately $754,000, or $0.14 per share (basic and diluted), for the year ended December 31, 2022, compared to net loss of approximately $4,155,000, or $0.81 per share (basic and diluted), for the year ended December 31, 2021.

Liquidity and Capital Resources

At December 31, 2022, we had current assets of approximately $96,000, and current liabilities of approximately $9,586,000. Our current liabilities include funding liabilities of approximately $5,453,000 payable to QFL, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of approximately $2,797,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, loans payable of approximately $138,000, accounts payable and accrued liabilities of approximately $149,000, warrant liability of approximately $145,000, and accrued interest of approximately $905,000. As of December 31, 2022, we have an accumulated deficit of approximately $26,189,000 and a negative working capital of approximately $9,490,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the years ended December 31, 2022 and 2021:

	For the Year Ended December 31,
	2022	2021
Cash flows used in operating activities	$(914,178)	$(49,673)
Cash flows used in investing activities	(1,502,000)	(1,150,000)
Cash flows from financing activities	2,241,939	1,216,651
Net (decrease) increase in cash	(174,239)	16,978
Cash at beginning of year	264,840	247,862
Cash at end of year	$90,601	$264,840

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third-party funding the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; in connection with any of our intellectual property portfolios or that we will receive any of the proceeds of any litigation settlements after making all required payments to counsel and funding sources and payments to Intelligent Partners. We have no credit facilities. Although our agreements provide for QFL or QF3 to provide us with funding to acquire intellectual property rights, subject to QFL’s or QF3’s approval, it does not provide for financing the litigation necessary for the monetization of the intellectual property rights. We do not have any credit facilities or any arrangements for us to finance the litigation necessary to monetize our intellectual property rights other than contingent fee arrangements with counsel with respect to our pending litigation. If we do not secure contingent representation or obtain litigation financing, we may be unable to monetize our intellectual property.

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

Principles of Consolidation

The consolidated financial statements are prepared in accordance with US GAAP and Rule 8-03 of Regulation S-X of the SEC, and present the financial statements of the Company and our wholly-owned and majority-owned subsidiaries. In the preparation of our consolidated financial statements, intercompany transactions and balances are eliminated.

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

Intangible Assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives whichever is shorter and are reviewed for impairment upon any triggering event that may impact the assets' ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

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

Warrant Liability

We reflect a warrant liability with respect to warrants for which the number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period and the period-to-period change in the amount of warrant liability is reflected as a gain or loss in warrant liability and is included under other income (expense).

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

Cost of Revenue

Cost of revenues mainly includes expenses incurred in connection with our patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses. Cost of revenue does not include expenses related to patent amortization, integration or support, as these are included in general and administrative expenses.

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

Going Concern

We have an accumulated deficit of approximately $26,189,000 and negative working capital of approximately $9,490,000 as of December 31, 2022. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to QF3, QFL, Intelligent Partners, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in the equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on our business as well as any adverse consequences which would result from our failure to remain listed on the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2022, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and acting chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and acting chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2022, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2022, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2022.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third-party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only full time employee, serving as both chief executive officer and acting chief financial officer, and who does not have an accounting background, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Due to our size and nature, segregation of all conflicting duties is not possible. However, to the extent possible, we plan to implement procedures to assure that the initiation of transactions, the custody of assets and the recording of transactions will be performed by separate individuals if and when we have sufficient income to enable us to hire such individuals, and we cannot give any assurance that we will be able to hire such personnel. Since we became engaged in the intellectual property management business in 2008, we have not had the financial resources to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our financial condition makes it difficult for us to implement a system of internal controls over financial reporting.

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

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2022, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)
Jon C. Scahill	46	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	55	Chief technology officer and director
Dr. William Ryall Carroll	47	Director
Ryan T. Logue	42	Director

Prior to January 2016, our directors were elected to serve for a term of one year until our next annual meeting of the stockholders or unless he resigns earlier. On January 22, 2016, following approval by the stockholders, we amended and restated our certificate of incorporation. Our amended and restated certificate of incorporation provides for a classified board of directors. Our classified board of directors has three classes of directors – Class I directors, Class II directors and Class III directors. On July 27, 2022, the Company held its 2022 annual meeting of stockholders. At the meeting, the stockholders voted on the election of two Class I directors, one Class II director and one Class III director.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2022 and 2021, earned by or paid to our executive officers.

Name & Principal Position	Year	Salary	Bonus Awards	Stock Awards		Options/ Warrant Awards		Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation (3)	Total
Jon Scahill,	2022	$300,000	$—	$—		$—		$—	$—	$61,000	$361,000
CEO and President	2021	$300,000	$—	$588,000	(1)	$240,000	(2)	$—	$—	$58,000	$1,186,000

(1)	Represents the value of 490,000 shares granted Mr. Scahill in 2021
(2)	Represents the value of an option to purchase 200,000 shares of common stock
(3)	Represents the payments made by the Company under the SEP IRA adopted in March 2020

Employment Agreements

Pursuant to the restated employment agreement, dated November 30, 2014, we agreed to employ Jon C. Scahill as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. In March 2023, the board of directors increased Mr. Scahill’s annual salary to $600,000, effective January 1, 2016. Mr. Scahill is entitled to a bonus if we meet or exceed performance criteria established by the compensation committee. In August 2016, the board of directors approved annual bonus compensation to Mr. Scahill equal to 30% of the amount by which our consolidated income before income taxes exceeds $500,000, but, if we are subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). Mr. Scahill is also eligible to participate in any executive incentive plans which we may adopt. Pursuant to the agreement, we issued to Mr. Scahill warrants to purchase 600,000 shares, representing the warrants that had been previously covered in his prior employment agreement, but which had never been issued, and we issued to Mr. Scahill a restricted stock grant for 300,000 shares which vested on January 15, 2015. In the event that we terminate Mr. Scahill’s employment other than for cause or as a result of his death or disability, we will pay him severance equal to his salary for the balance of the term and, if he received a bonus for the previous year, an amount equal to that bonus, as well as continuation of his insurance benefits. Mr. Scahill also waived accrued compensation of $1,167,705, representing his accrued salary for periods prior to January 1, 2014. The restated employment agreement also includes mutual general releases between Mr. Scahill and us. In March 2020, the Company adopted a SEP IRA plan for its employees. Mr. Scahill is our only employee covered by the plan.

Pension Benefits

In March 2020, we adopted a SEP IRA plan for our employees pursuant to which we deposit into a SEP IRA account of each of our participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP presented to and reviewed by the directors of this Corporation. For the year ending December 31, 2022 the percentage was set at 20%. Mr. Scahill is our only employee covered by the plan.

2017 Equity Incentive Plan

On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan (the “Plan”) pursuant to which 1,500,000 shares of common stock may be issued. In February 2021, the board amended the Plan to increase the number of shares subject to the plan to 5,000,000. Set forth below is a summary of the plan, as amended, but this summary is qualified in its entirety by reference to the full text of the plan, a copy of which is included as an exhibit to this annual report.

The plan provides for the grant of non-qualified options, stock grants and other equity-based incentives to employees, including officers, directors and consultants.

On February 19, 2021, the board of directors:

●	granted restricted stock grants for 100,000 shares, which vested in full immediately upon issuance, to each of three consultants pursuant to agreements with the consultants;

●	granted restricted stock grants for a total of 690,000 shares, which vested in full immediately upon issuance, to our directors, Jon C. Scahill (490,000 shares), Timothy J. Scahill (100,000 shares) and Dr. William R. Carroll (100,000 shares) as compensation for services rendered;

●	granted a restricted stock grant to Ryan T. Logue for 50,000 shares upon his acceptance of his appointment as a director;

●	granted non-qualified ten-year stock options to purchase 300,000 shares to each of three consultants pursuant to agreements with the consultants, the options to vest as provided in their agreements.

●	granted a non-qualified ten-year stock option to purchase 600,000 shares to Jon C. Scahill, which vest in installments as described under Item 11. Executive Compensation.

The options granted to two of the consultants become exercisable as follows:

●	100,000 shares at an exercise price of $1.00 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB which occurred on May 7, 2021.

●	100,000 shares at an exercise price of $3.00 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

●	100,000 shares at an exercise price of $5.00 per share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

The options granted the third consultant become exercisable as follows:

●	100,000 shares at an exercise price of $1.00 per share became exercisable on February 22, 2022, which was the first anniversary of the date of the agreement.

●	100,000 shares at an exercise price of $3.00 per share became exercisable on February 22, 2023, which was the second anniversary of the date of the agreement; and

●	100,000 shares at an exercise price of $5.00 per share will become exercisable on February 22, 2024, which will be the third anniversary of the date of the agreement.

The options granted to Jon C. Scahill become exercisable as follows:

●	200,000 shares at an exercise price of $1.00 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB, which occurred on May 7, 2021.

●	200,000 shares at an exercise price of $3.00 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

●	200,000 shares at an exercise price of $5.00 per share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2022.

Option awards
Name	Number of securities underlying unexercised options (#) exercisable		Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date
Jon Scahill	200,000	(1)		200,000	(2)	$1.00	2/22/2031
				200,000	(3)	$3.00

(1)	Represents 200,000 shares granted to Mr. Scahill on February 22, 2021 at an exercise price of $1.00 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB. The Company regained such compliance on May 7, 2021, at which time the common stock recommenced trading on the OTCQB.
(2)	Represents 200,000 shares granted to Mr. Scahill on February 22, 2021 at an exercise price of $3.00 per share, becoming exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which stockholders” equity of at least $5,000,000
(3)	Represents 200,000 shares granted to Mr. Scahill on February 22, 2021 at an exercise price of $5.00 per share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange

Directors’ Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board has, and may in the future, award stock grants or options to purchase shares of common stock to our directors. None of our directors received compensation during 2022.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of March 30, 2023, by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of March 30, 2023.

Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Jon C. Scahill	1,600,000	28.9%
Andrew C. Fitton (2) 300 Bowie St., Apt. 2803 Austin, TX 78703	1,174,074	22.0%
Intelligent Partners, LLC (3) 300 Bowie St., Apt. 2803 Austin, TX 78703	500,000	8.6%
Michael R. Carper (4) 13218 Tamayo Drive Austin, TX 78729	788,889	14.8%
Dr. William Ryall Carroll	154,846	2.9%
Timothy J. Scahill	151,050	2.8%
Ryan T. Logue	54,976	1.0%
All officers and directors as a group (four individuals)	1,960,873	35.4%

(1)	The address of Jon C. Scahill, Dr. Carroll, Timothy J. Scahill and Ryan T. Logue is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.
(2)	Represents (a) 674,074 shares owned by Mr. Fitton and (b) 500,000 shares issuable upon exercise of an option held by Intelligent Partners.
(3)	Represents 500,000 shares of common stock issuable upon exercise of options held by Intelligent Partners. Andrew C. Fitton and Michael R. Carper, as the members of Intelligent Partners, have the joint right to vote and dispose of the shares owned by Intelligent Partners.
(4)	Represents (a) 288,889 shares of common stock owned by Mr. Carper and (b) 500,000 shares issuable upon exercise of an option held by Intelligent Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

In prior periods, we incurred interest expense on our 10% notes issued to United Wireless pursuant to the securities purchase agreement dated October 22, 2015 more fully described in our annual report on Form 10-K for the year ended December 31, 2021. The notes were extinguished in February 2021, and we did not incur interest expense on the notes for the years ended December 31, 2022 and 2021.

Reference is made to the discussion of our agreements with Intelligent Partners, Mr. Fitton and Mr. Carper under “Item 1. Business – Agreements with Intelligent Partners.”

Managed Services Team LLC, an entity for which Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We are obligated to pay for these services at usual and customary rates. The cost of these services was approximately $205 and $434 for the year ended December 31, 2022 and 2021, respectively.

During 2021, we contracted with a law firm more than 10% owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of our patents in matters where the firm is serving as counsel to us. In connection with the engagement, we recorded patent service costs of approximately $85,000 and $763,000 for the years ended December 31, 2022 and 2021 respectively. In prior periods, we engaged a firm at which the father-in-law of the chief executive was formerly a partner. Because his interest in the prior firm was less than 10%, the prior firm was not considered a related party in prior periods.

Director Independence

Dr. Carroll and Mr. Logue are “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Rosenberg Rich Baker Berman P.A. (“RRBB”) and MaloneBailey for 2022 and 2021 for the categories of services indicated.

	Fiscal Year Ended December 31,
	2022	2021
Audit fees – MaloneBailey	$8,000	$71,000
Audit fees – RRBB	100,000	20,000
Audit – related fees	—	—
Tax fees	—	—
All other fees – MaloneBailey	8,000	6,500

Audit fees consist of fees related to professional services rendered in connection with the audit of our annual financial statements and the review of our quarterly financial statements.

All other fees relate to professional services rendered in connection with our registration statement.

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

ITEM 15. EXHIBITS

EXHIBIT

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(5)
3.2	Bylaws of the Company. (3)
10.1	Restated Employment Agreement dated as of November 30, 2014 between the issuer and between the Company and Jon C. Scahill. (1)
10.2	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.3	Form of warrant issued to former officers and directors. (1)
10.4	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.5	Indemnification agreement, dated December 8, 2014 between the Company and Jon C. Scahill. (4)
10.6	Indemnification agreement, dated December 8, 2014 between the Company and Timothy J. Scahill. (4)
10.7	Indemnification agreement, dated December 8, 2014 between the Company and Dr. William Ryall Carroll. (4)
10.8	Indemnification agreement, dated February 19, 2021 between the Company and Ryan T. Logue (10)
10.9	Patent Sale Agreement, effective July 8, 2015 between Intellectual Ventures Assets 16 LLC and the Company.(2)
10.10	2017 Equity Incentive Plan(6)
10.11	Purchase Agreement dated February 19, 2021 among the Company and QPRC Finance LLC (7) †
10.12	Ex. A to Purchase Agreement – Security Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)†
10.13	Ex. B to Purchase Agreement – Subsidiary Continuing Guaranty Agreement dated February 19, 2021 among Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.14	Ex. C to Purchase Agreement – Subsidiary Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.15	Ex. D to Purchase Agreement – Warrant Issuance Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.16	Ex. E to Purchase Agreement – Board Observation Rights Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.17	Registration Rights Agreement – dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.18	Form of Warrant – dated February 19, 2021 among the Company and QPRC Finance LLC (7)
10.19	Restructure Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.20	Ex. A to Restructure Agreement - Stock Purchase Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.21	Ex. B to Restructure Agreement - Option Grant dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.22	Ex. C to Restructure Agreement - Amended and Restated Pledge Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.23	Ex. D to Restructure Agreement - Amended and Restated Registration Rights Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.24	Ex. E to Restructure Agreement - Board Observation Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.25	Ex. F to Restructure Agreement - Amended and Restated MPA-CP dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation and Intelligent Partners LLC. (7)
10.26	Ex. G to Restructure Agreement - Amended and Restated MPA-CXT dated February 19, 2021 among CXT Systems, Inc. and Intelligent Partners LLC. (7)
10.27	Ex. H to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among M-RED Inc. and Intelligent Partners LLC. (7)
10.28	Ex. I to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among Audio Messaging Inc. and Intelligent Partners LLC. (7)

10.29	Ex. J to Restructure Agreement - Amended and Restated 2015 Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.30	Ex. K to Restructure Agreement - MPA-NA dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.31	Ex. L to Restructure Agreement - MPA-NA Security Interest Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.32	Form of Consulting Agreement (8)
10.33	Form of Restricted Stock Agreement (8)
10.34	Form of Option Agreement (8)
10.35	Purchase Agreement dated March 12, 2023 among the Company and QPRC Finance III LLC (9) †
31.1	Certification of Chief Executive and Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.
(2)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on October 28, 2015 and incorporated herein by reference.
(3)	Filed as an exhibit to the Company’s Form 10-K, for the year ended December 31, 2013, which was filed with the SEC on April 10, 2015.
(4)	Filed as exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1, which was filed with the SEC on February 3, 2016, and incorporated herein by reference.
(5)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 26, 2016 and incorporated herein by reference.
(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2017, which was filed by the Company on April 2, 2018.
(7)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on February 24, 2021 and incorporated herein by reference.
(8)	Incorporated by reference to the Form 10-K for the year ended December 31, 2020, which was filed by the Company on April 15, 2021.
(9)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on March 16, 2023 and incorporated herein by reference.
(10)	Filed herewith

◦

†	Certain confidential information has been deleted from this Exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 31, 2023

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, Chief Executive Officer, Acting Chief Financial Officer, and President (Principal Executive, Financial and Accounting Officer)	March 31, 2023
Jon C. Scahill

/s/ Timothy J. Scahill	Director	March 31, 2023
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	March 31, 2023
Dr. William Ryall Carroll

/s/ Ryan T. Logue	Director	March 31, 2023
Ryan T. Logue

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for each of the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December, 2022 and 2021, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Emphasis of Matter

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate. We determined that there were no critical audit matters.

/s/ Rosenberg Rich Baker Berman, P.A.

We have served as the Company’s auditor since 2021.

Somerset, New Jersey

March 31, 2023

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021

ASSETS
Current assets
Cash and cash equivalents	$90,601	$264,840
Other current assets	5,321	12,305
Total current assets	95,922	277,145

Patents, net of accumulated amortization of $1,625,846 and $715,519, respectively	1,131,154	539,481
Total assets	$1,227,076	$816,626

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	148,533	129,426
Loans payable	138,000	138,000
Funding liability	5,453,204	3,202,765
Loan payable - related party	2,796,500	2,805,000
Warrant liability	145,428	1,636,187
Accrued interest	904,573	491,971
Total current liabilities	9,586,238	8,403,349

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	190,000
Total liabilities	9,789,903	8,743,349

Commitments and contingencies (Note 2)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at December 31, 2022 and 2021; shares issued and outstanding 5,331,973 at December 31, 2022 and 5,333,347,at December 31, 2021	160	160
Additional paid-in capital	17,626,279	17,508,867
Accumulated deficit	(26,189,494)	(25,435,978)
Total Quest Patent Research Corporation stockholders’ deficit	(8,563,055)	(7,926,951)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(8,562,827)	(7,926,723)
Total liabilities and stockholders’ deficit	$1,227,076	$816,626

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2022	2021
Revenues
Patent licensing fees	$451,194	$2,050,000

Cost of revenue
Litigation and licensing expenses	303,671	1,314,928
Gross margin	147,523	735,072

Operating expenses
Selling, general and administrative expenses	1,979,718	3,848,611
Total operating expenses	1,979,718	3,848,611
Loss from operations	(1,832,195)	(3,113,539)

Other income (expense)
Gain on forgiveness of debt	—	1,850,018
Gain on settlement of accounts payable	—	1,725,965
Warrant expense	—	(1,154,905)
Change in fair market value of warrant liability	1,490,759	(481,282)
Loss on conversion of debt	—	(305,556)
Loss on debt extinguishment	—	(730,378)
Loss on impairment of assets	—	(1,651,614)
Interest expense	(413,333)	(291,702)
Total other income (expense)	1,077,426	(1,039,454)

Loss before income tax	(754,769)	(4,152,993)

Income tax benefit (expense)	1,253	(1,806)

Net loss	$(753,516)	$(4,154,799)

Loss per share - basic and diluted	$(0.14)	$(0.81)

Weighted average shares outstanding - basic and diluted	5,332,660	5,118,638

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2020	3,830,384	$115	$14,439,158	$(21,281,179)	$228	$(6,841,678)
Restricted shares issued for services	1,040,000	31	1,247,969	—	—	1,248,000
Shares issued for conversion of debt	462,963	14	555,542	—	—	555,556
Option issued for debt extinguishment	—	—	598,188	—	—	598,188
Stock-based compensation	—	—	668,010	—	—	668,010
Net loss	—	—	—	(4,154,799)	—	(4,154,799)
Balances as of December 31, 2021	5,333,347	160	17,508,867	(25,435,978)	228	(7,926,723)
Stock-based compensation	—	—	117,412	—	—	117,412
Effect of reverse split	(1,374)	—	—	—	—	—
Net loss	—	—	—	(753,516)	—	(753,516)
Balances as of December 31, 2022	5,331,973	$160	$17,626,279	$(26,189,494)	$228	$(8,562,827)

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2022	2021
Cash flows from operating activities:
Net loss	$(753,516)	$(4,154,799)
Adjustments to reconcile net loss to cash used in operating activities:
Amortization of debt discount	—	88,094
Change in fair market value of warrant liability	(1,490,759)	481,282
Stock-based compensation	117,412	1,916,011
Warrant expense	—	1,154,905
Gain on settlement of accounts payable	—	(1,725,965)
Gain on forgiveness of debt	—	(1,850,018)
Amortization of intangible assets	910,326	1,159,865
Loss on conversion of debt	—	305,556
Loss on debt extinguishment	—	730,378
Loss on impairment of assets	—	1,651,614
Bad debt expense	—	667

Change in operating assets and liabilities:
Accounts receivable	—	1,032,219
Accrued interest	412,602	203,526
Other current assets	6,984	(6,371)
Accounts payable and accrued liabilities	19,108	(1,036,637)
Patents loan payable	(136,335)	—
Net cash used in operating activities	(914,178)	(49,673)

Cash flows from investing activities:
Purchase of patents	(1,502,000)	(1,150,000)
Net cash used in investing activities	(1,502,000)	(1,150,000)

Cash flows from financing activities:
Payments on loans - related party	(8,500)	(1,750,000)
Payment on loan payable - third party	—	(9,000)
Proceeds from funding liability	2,303,000	3,900,000
Payment of funding liability	(52,561)	—
Payment of purchase price of patents	—	(924,349)
Net cash provided by financing activities	2,241,939	1,216,651

Net increase (decrease) in cash and cash equivalents	(174,239)	16,978

Cash and cash equivalents at beginning of period	264,840	247,862

Cash and cash equivalents at end of period	$90,601	$264,840

Non-cash investing and financing activities:
Shares issued for conversion of debt	$—	$555,556
Interest added to principal	$4,895	$5,626
Options granted for settlement of debt	$—	$598,188

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$(1,253)	$1,806

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2022 and 2021.

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

Soundstreak Texas LLC (“STX”) (wholly owned)

Multimodal Media LLC (“MML”) (wholly owned)

LS Cloud Storage Technologies, LLC (“LSC”) (wholly owned)

Tyche Licensing LLC (“Tyche”) (wholly owned)

Deepwell IP LLC (“DIP”) (wholly owned)

EDI Licensing LLC (“EDI”) (wholly owned)

Koyo Licensing LLC (“Koyo”) (wholly owned)

In February 2022, the Company changed the name of Quest Licensing Corporation to Digital IP Advisors Incorporated.

Significant intercompany transaction and balances have been eliminated in consolidation.

Reverse Split, Change in Authorized Common Stock

On July 27, 2022, the Company amended its amended and restated certificate of incorporation. The amendment (i) decreased the number of authorized shares of common stock from 10,000,000,000 shares to 30,000,000 shares and (ii) effected a one-for-100 reverse split whereby each share of common stock, par value $0.00003 per share, became and was converted into 0.01 shares of such common stock, with fractional shares being rounded up to the next higher whole number of shares. All authorized share and share information in these financial statements retroactively reflect the reverse split and change in authorized common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2022 and 2021.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts at December 31, 2022 and 2021.

Intangible Assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives whichever is shorter and are reviewed for impairment upon any triggering event that may give rise to the asset’s ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

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

Impairment of Long-Lived Assets

Long-lived assets, including intangible assets with a finite life, are reviewed for impairment in accordance with Accounting Standards Codification (“ASC”) 360, “Property, Plant, and Equipment” whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable through the estimated undiscounted cash flows expected to result from the use and eventual disposition of the assets. Whenever any such impairment exists, an impairment loss will be recognized for the amount by which the carrying value exceeds the fair value. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. The Company recorded a non-cash impairment charge of approximately $1,652,000 for the year ended December 31, 2021 to write down finite lived intangible assets in the Power Management/Bus Controller, CXT and M-RED portfolios. See Note 6.

There were no impairments of long-lived assets for the year ended December 31, 2022.

Warrant Liability

The Company reflects a warrant liability with respect to warrants for which the number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period and the period-to-period change in the amount of warrant liability is reflected as a gain or loss in warrant liability and is included under other income (expense) in the accompanying consolidated statements of operations.

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

Since the promised intellectual property rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company’s subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30 to 90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. The Company does not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

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

The economic terms of the inventor agreements, operating agreements, contingent legal fee arrangements and litigation financing agreements associated with the patent portfolios owned or controlled by the Company’s operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries. Inventor/former owner royalties, payments to non-controlling interests, contingent legal fees expenses and litigation finance expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor/former owner royalties, contingent legal fees expenses and litigation finance expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors. Revenue from one customer comprised approximately 55% and approximately 82% of revenue for the years ended December 31, 2022 and 2021, respectively.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2022 and 2021.

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

Business Acquisitions

In August and November 2021, the Company acquired all of the issued and outstanding equity interests of STX and LSC, respectively.

The acquisitions were accounted for in accordance with ASC 805, Business Combinations (“ASC 805”). ASC 805 provides, among other things, that the assets acquired and liabilities assumed constitute a business. If the assets acquired are not a business, the reporting entity shall account for the transaction or other event as an asset acquisition which are accounted for using a cost accumulation and allocation model under which the cost of the acquisition is allocated to the assets acquired and liabilities assumed. Under ASC 805, the company concluded that the acquisitions did not constitute acquisition of a business and therefore were accounted for as asset acquisitions in accordance with ASC 805. See Note 11 for more information regarding the STX and LSC acquisitions.

Gain from Cancellation of Indebtedness

On July 23, 2021, the Company paid $1,150,000 in full satisfaction of the disputed and unpaid legal services performed by the Company’s former legal counsel for services relating to the monetization of the Company’s intellectual property rights. The Company recognized a gain on settlement of accounts payable of approximately $1,726,000 as a result of the resolution of the dispute.

Net Income (Loss) Per Share

The Company calculates net losses per share by dividing losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Because the Company incurred losses in all periods covered by the financial statements the inclusion of diluted weighted average shares would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share. The Company’s potentially dilutive securities include 962,463 potential shares of common stock issuable upon exercise of warrants granted to QFL in connection with the Purchase Agreement, 500,000 shares of common stock issuable upon exercise of stock options granted to Intelligent Partners in connection with the Restructure Agreement and 600,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants. See Notes 3, 4 and 5.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

As shown in the accompanying financial statements, the Company has an accumulated deficit of approximately $26,189,000 and negative working capital of approximately $9,490,000 as of December 31, 2022. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intelligent Partners, and QPRC Finance LLC (“QFL”), the Company’s low stock price and the absence of an active trading market in its common stock, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on its business as well as any adverse consequences which would result from our failure to meet the continued listing requirements of the OTCQB (see Note 10), raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of the Company’s intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders, whose holdings were insignificant, at December 31, 2022 and 2021, in the amount of $138,000. The loans are payable on demand plus accrued interest at 10% per annum. Accrued interest at December 31, 2022 and 2021 was approximately $296,000 and $282,000, respectively.

Funding Liability

The funding liability at December 31, 2022 and 2021 represents the principal amount of the Company’s obligations to QFL pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 between the Company and QFL, as described below. As of December 31, 2022, the Company had made total repayments in the amount of approximately $750,000 since February 22, 2021. Approximately $53,000 was repaid during the year ended December 31, 2022. The obligation to QFL has no repayment term and has been classified as a current liability as of December 31, 2022.

On February 22, 2021, the Company entered into a series of agreements, all dated February 19, 2021, with QFL, a non-affiliated party, including the “Purchase Agreement”, a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guaranty”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i) Pursuant to the Purchase Agreement, QFL agreed to make available to the Company a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which $2,653,000 has been advanced as of December 31, 2022; (b) up to $2,000,000 for operating expenses, of which the Company has requested and received $1,800,000 as of December 31, 2022; and (iii) $1,750,000 to fund the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners. In return the Company transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents.

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

(vi) Pursuant to the Warrant Issue Agreement, the Company granted QFL ten-year warrants to purchase a total of up to 962,463 shares of the Company’s common stock, at an exercise price of $0.54 per share which may be exercised from the grant date through February 18, 2031 on a cash or cashless basis. Exercisability of the warrant is limited if, upon exercise, the holder or any of holder’s affiliates would beneficially own more than 4.99% (the “Maximum Percentage”) of the Company’s common stock, except that by written notice to the Company, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to the Company. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). Because the facility with QFL has no term the fair value of the warrants was expensed at the grant date. A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. See Notes 4 and 5 for information on the warrant issue and associated liability.

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

The Company requested and received operating capital advances in the amount of $800,000 and $1,000,000 from QFL pursuant to the Purchase Agreement during the years ended December 31, 2022 and 2021, respectively.

Loan Payable Related Party

The loan payable – related party at December 31, 2022 and 2021 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners, LLC (“Intelligent Partners”) of $2,796,500 and $2,805,000, respectively, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% Note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL has received its negotiated rate of return.

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

(i) Pursuant to the Restructure Agreement, the Company paid Intelligent Partners $1,750,000 at closing, which the Company received from QFL and which QFL paid directly to Intelligent Partners, and recognized the TMPO, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the Restructure Agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. The TMPO has been classified as a current liability as of December 31, 2022.

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

During the year ended December 31, 2021, the Company recognized a loss on extinguishment of the note of $730,378 reflected as follows:

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

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at December 31, 2022 and 2021 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

Purchase Price of Patents

The purchase price of patents balance at December 31, 2022 and 2021 of $53,665 and $190,000, respectively represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $190,000. The Company paid approximately $136,000 against the obligation in 2022. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate net proceeds. Pursuant to ASC 470, the company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

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

As of December 31, 2022 and 2021, the aggregate fair value of the outstanding warrant liability was approximately $145,000 and $1,636,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of December 31, 2022 and 2021:

	As of
	December 31,
	2022	2021
Volatility	374%	373%
Exercise price	$0.54	$0.54
Risk-free interest rate	1.37%	1.37%
Expected dividends	—%	—%
Expected term	8.1	9.4

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2022 and 2021:

	Fair Value Measurements as of
	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	145,428	—	—	1,636,187
Total liabilities	$—	$—	$145,428	$—	$—	$1,636,187

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Fair value at grant date	$1,154,905
Change in fair value	481,282
Balance at December 31, 2021	1,636,187
Gain on subsequent measurement	(1,490,759)
Balance at December 31, 2022	$145,428

See Notes 3 and 5 for information on the warrant issuance.

5. STOCKHOLDERS’ EQUITY

Amendment to Amended and Restated Certificate of Incorporation

On July 27, 2022, the Company amended its amended and restated certificate of incorporation following approval of the amendment by the stockholders at the 2022 annual meeting of stockholders.

The amendment (i) decreased the number of authorized shares of common stock from 10,000,000,000 shares to 30,000,000 shares and (ii) effected a one-for-100 reverse split whereby each share of common stock became and was converted into 0.01 shares of such common stock, with fractional shares being rounded up to the next higher whole number of shares. There was no change in the par value of the common stock.

All historical share and per share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split and change in authorized common stock.

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

The Company recorded professional fees in the amount of $240,000 as a result the restricted stock grants to these two consultants. The Company determined the fair value of the options as of the grant date to be approximately $720,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company determined that the first performance condition was met and accrued the option expense of approximately $240,000 over the period from the grant date to achievement of the performance condition. The Company did not recognize any option expense for the year ended December 31, 2022. The Company recognized option expense of approximately $240,000 for the year ended December 31, 2021.

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

The Company recorded professional fees in the amount of $120,000 as a result the restricted stock grant to the third consultant. The Company determined the fair value of the options as of the grant date to be approximately $360,000 using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company recognized option expense of approximately $117,000 and $188,000 for the years ended December 31, 2022 and 2021, respectively.

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

The Company recognized compensation expense of $888,000 in conjunction with issuance of common stock to officers and directors during the year ended December 31, 2021. The Company determined the fair value of the options to be approximately $720,000 as of the grant date using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company did not recognize any option expense for the year ended December 31, 2022. The Company recognized option expense of approximately $240,000 for the year ended December 31, 2021.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2020	—	—	—	—
Granted	2,000,000	2.00	1.20	8.65
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - December 31, 2021	2,000,000	2.00	1.20	7.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - December 31, 2022	2,000,000	2.00	1.20	6.80
Options exercisable at end of period	1,000,000	0.77	1.20	5.45

The outstanding options do not have an intrinsic value as of December 31, 2022. As of December 31, 2021 the intrinsic value of the outstanding options was $930,000.

As of December 31, 2022, there was approximately $1,014,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of approximately 8 years.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2020	—	—	—
Granted	962,463	0.54	9.89
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - December 31, 2021	962,463	0.54	9.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - December 31, 2022	962,463	0.54	8.15

The outstanding warrants do not have an intrinsic value as of December 31, 2022. The intrinsic value of the outstanding warrants as of December 31, 2021 was $1,116,456.

6. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

	December 31,
	2022	2021
Patents	$2,757,000	$5,617,117
Disposal	—	(4,362,117)
Subtotal	2,757,000	1,255,000
Less: accumulated amortization	(1,625,846)	(715,519)
Net value of intangible assets	$1,131,154	$539,481

Weighted Average Amortization Period (Years)	2.48	11.02

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2022 represent:

●	patents acquired in October 2015 for a purchase price of $3,000,000, the useful lives of the patents, at the date of purchase, was 6-10 years; these patents were disposed of as of December 31, 2021

●	patents acquired in July 2017 pursuant to an obligation to pay 50% of net revenues to IV 34/37 (see Note 3); the useful lives of the patents, at the date of acquisition, was 5-6 years; these patents were disposed of as of December 31, 2021.

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents acquired in March 2019 pursuant to an obligation to pay 50% of net revenues to IV 113/108 (see Note 3); the useful lives of the patents, at the date of acquisition, was approximately 9 years, these patents were disposed of as of December 31, 2021.

●	patents (which were fully amortized at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent or payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2021 for a purchase price of $250,000.

●	patents acquired in October 2021 from AI for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 11 years.

●	patents acquired in January 2022 for a purchase price of $1,060,000, the useful lives of the patents, at the date of purchase, was approximately 1-2 years.

●	patents acquired in July 2022 via assignment from AI for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of December 31, 2022, management concluded that there was no impairment to the intangible assets. For the year ended December 31, 2021, the Company recorded non-cash impairment charges of approximately $1,652,000 to write down finite lived intangible assets in the Power Management/Bus Controller, CXT and M-RED portfolios.

Amortization expense for patents was approximately $910,000 and $1,159,865 for the years ended December 31, 2022 and 2021, respectively. Amortization expense is included in selling, general, and administration expenses in the accompanying consolidated statement of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
2023	$457,894
2024	218,352
2025	123,730
2026	83,205
2027	47,927
Thereafter	200,046
Total	$1,131,154

7. NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2022	2021
Balance, beginning of year	$228	$228
Net loss attributable to non-controlling interest	—	—
Balance, end of year	$228	$228

8. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2022, the Company has approximately $11,635,198 of net operating loss (“NOL”) carry forwards which will begin to expire in 2024. Net operating loss carryovers may be subject to a limitation on their usage in future periods if the Company experiences a change in ownership as defined in Internal Revenue Code Section 382.

In assessing the realizability of deferred tax assets, Company’s management considers whether it is more likely than not that all or a portion of the Company’s deferred tax assets will be realized. The Company’s management considers all available evidence, both positive and negative, in making this assessment. Due to the Company’s history of generating losses in recent years, and the lack of objectively verifiable evidence that it will be able to generate taxable income in future years, the Company’s management has determined that a valuation allowance against the Company’s deferred tax assets is necessary. The change in the valuation allowance for the year ended December 31, 2022 is $77,946 and is recorded as a component of income tax expense.

The Company’s deferred tax assets consist of the following:

	December 31,
	2022	2021
Net operating loss carry forward	$2,713,220	$2,591,027
Intangible assets	162,465	206,712
Valuation allowance	$(2,875,685)	$(2,797,739)
Balance, end of year	$—	$—

Tax (benefit) expense consisted primarily of the following:

	December 31,
	2022	2021
Federal	$—	$—
State	(1,253)	1,806
Foreign	—	—
Deferred	—	—
Total	$(1,253)	$1,806

The reconciliation between the effective tax rate on loss before income taxes and the statutory rate for the year ended December 31, 2022 is as follows:

	Tax	Percentage
Book income before taxes	$(158,501)	21.00%
State taxes, net	—	—%
Meals and entertainment	560	(0.07)%
Warrant income	(313,059)	41.48%
Interest expense	82,720	(10.96)%
Change in tax rate	39,752	(5.27)%
Change in valuation allowance	77,946	(10.33)%
Change in estimate for prior year taxes	269,329	(35.68)%
Total	$(1,253)
Effective tax rate		0.17%

The reconciliation between the effective tax rate on loss before income taxes and the statutory rate for the year ended December 31, 2021 is as follows:

	Tax	Percentage
Book income before taxes	$(872,129)	21.00%
State taxes, net	1,427	(0.03)
Tax exempt income - grant and/or SBA	(4,375)	0.11
Meals and entertainment	873	(0.02)
Warrant expense	242,530	(5.84)
Stock based compensation	402,362	(9.69)
Loss on conversion of debt	64,167	(1.55)
Valuation allowance	75,059	(1.81)
Derivative valuation adjustment	101,069	(2.43)
Other	(9,177)	0.22
Total	$1,806
Effective tax rate		(0.04)%

As of December 31, 2022, the Company’s management believes that it has adequately provided for its tax-related liabilities, and that no liability for unrecognized tax benefits is necessary. No significant change in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) in tax expenses, as applicable. At December 31, 2022 and 2021, the Company had no accrual for the payment of interest and penalties.

The statute of limitations for assessment of income taxes is open for tax years ending December 31, 2019 and later.

9. RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2021, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In June 2022 the chief technology officer sold his interest in the entity. The cost of such services was approximately $205 and $434 for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2021, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the years ended December 31, 2022 and 2021, the cost of these services was approximately $85,000 and $763,000, respectively.

10. COMMITMENTS AND CONTINGENCIES

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

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the years ending December 31, 2022 and 2021, the percentage was set at 20% and 19%, respectively. The Company’s president and chief executive officer is the only participant and during the years ended December 31, 2022 and 2021, $61,000 and $58,000 was deposited into his SEP IRA account, respectively.

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

The Company’s operating subsidiaries may engage third-party funding sources to provide funding for patent licensing and enforcement. The agreements with the third-party funding sources may provide that the funding source receive a portion of any negotiated fees, settlements or judgments. In certain instances, these third-party funding sources are entitled to receive a significant percentage of any proceeds realized until the third-party funder has recouped agreed upon amounts based on formulas set forth in the underlying funding agreement, which may reduce or delay and proceeds due to the Company.

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

The economic terms of the inventor agreements, funding agreements and contingent legal fee arrangements associated with the patent portfolios owned or controlled by the Company’s operating subsidiaries, if any, including royalty rates, proceeds sharing rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by the operating subsidiaries. Inventor royalties, payments to noncontrolling interests, payments to third-party funding providers and contingent legal fees expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor royalties, payments to third-party funding sources and contingent legal fees expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

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

Effects of possible delisting of common stock on OTCQB

On May 23, 2022, the Company received notice from OTC Markets Group, that, because the bid price for its common stock had closed below $0.01 per share for more than 30 consecutive days, the Company no longer meets the Standards for Continued Eligibility under the OTC listing standards and, if this deficiency is not met by August 21, 2022, the Company’s common stock will be removed from the OTCQB marketplace, in which event the common stock will be traded on the OTC Pink market. Our registration rights agreement with QFL provides that, in the event of a failure to comply with certain covenants, which includes the failure of our common stock to be traded on the OTCQB, in addition to any other remedies available to QFL, we are to pay to QFL an amount in cash equal to 2.0% of the aggregate value of QFL’s Registrable Securities, as defined in the Registration Rights Agreement, whether or not included in such registration statement, on each of the following dates: (i) the initial day of a maintenance failure; (ii) on the 30th day after the date of such a failure and (iii) every 30th day thereafter (prorated for periods totaling less than thirty (30) days) until such failure is cured. In July 2022 the Company amended its Certificate of Incorporation to effect a one-for-100 reverse split of its common stock (see Note 5). The OTC Markets Group confirmed to the Company that the deficiency has been cured.

11. BUSINESS COMBINATIONS

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

12. SUBSEQUENT EVENTS

Summary of Agreements with QPRC Finance III LLC (“QF3”)

On March 12, 2023, the Company and its newly formed wholly-owned subsidiary, Harbor Island Dynamic LLC (“Harbor”), entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement”), a security agreement (the “Security Agreement”), a patent security agreement (the “Patent Security Agreement” together with the Security Agreement, the Patent Security Agreement, and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i) Pursuant to the Purchase Agreement, QF3 agreed to make available to the Company a financing facility of: (a) up to $4,000,000 for operating expenses; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd.; and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize. In return the Company transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii) On March 17, 2023, the Company used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a ten-patent portfolio from Tower Semiconductor Ltd. (the “HID Portfolio”).

(iii) Pursuant to the Security Agreement and Patent Security Agreement, payment of our obligations under the Purchase Agreement with QF3 are secured by (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

In connection with the agreements with QF3 the Company, Harbor and the Subsidiary Guarantors entered into an intercreditor agreement with QF3 and Intelligent Partners which sets forth the priority of QF3 in the collateral under the Investment Documents.