Form 10-Q
period 2023-03-31
QUEST PATENT RESEARCH CORP
filed 2023-05-15
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2023

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,331,973 shares of common stock are issued and outstanding as of May 12, 2023.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2022, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

Unless specifically set forth to the contrary, “Quest”, “Company”, “we,” “us,” “our” and similar terms refer to Quest Patent Research Corporation and its subsidiaries, unless the context indicates otherwise.

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$126,906	$90,601
Other current assets	17,919	5,321
Total current assets	144,825	95,922

Patents, net of accumulated amortization of $1,784,718 and $1,625,846, respectively	4,272,282	1,131,154
Total assets	$4,417,107	$1,227,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	171,374	148,533
Loans payable	138,000	138,000
Funding liabilities	9,397,344	5,453,204
Loan payable - related party	2,796,500	2,796,500
Warrant liability	153,994	145,428
Accrued interest	1,039,849	904,573
Total current liabilities	13,697,061	9,586,238

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	13,900,726	9,789,903

Commitments and contingencies (Note 2)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at March 31, 2023 and December 31, 2022; shares issued and outstanding 5,331,973 at March 31, 2023 and December 31, 2022	160	160
Additional paid-in capital	17,644,852	17,626,279
Accumulated deficit	(27,128,859)	(26,189,494)
Total Quest Patent Research Corporation stockholders’ deficit	(9,483,847)	(8,563,055)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(9,483,619)	(8,562,827)
Total liabilities and stockholders’ deficit	$4,417,107	$1,227,076

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2023	2022
Revenues
Patent licensing fees	$202,500	$122,000

Cost of revenue
Litigation and licensing expenses	187,973	110,105
Gross profit	14,527	11,895

Operating expenses
Selling, general and administrative expenses	777,857	547,647
Total operating expenses	777,857	547,647
Loss from operations	(763,330)	(535,752)

Other income (expense)
Change in fair market value of warrant liability	(8,566)	471,607
Interest expense	(137,469)	(85,611)
Total other income (expense)	(146,035)	385,996

Loss before income tax	(909,365)	(149,756)

Income tax expense	(30,000)	(12,884)

Net loss	$(939,365)	$(162,640)

Net loss per share - basic and diluted	$(0.17)	$(0.03)

Weighted average shares outstanding - basic and diluted	5,331,973	5,331,973

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2021	5,331,973	160	17,508,867	(25,435,978)	228	(7,926,723)
Stock-based compensation	—	—	42,079	—	—	42,079
Net loss	—	—	—	(162,640)	—	(162,640)
Balances as of March 31, 2022	5,331,973	$160	$17,550,946	$(25,598,618)	$228	$(8,047,284)

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2022	5,331,973	160	17,626,279	(26,189,494)	228	(8,562,827)
Stock-based compensation	—	—	18,573	—	—	18,573
Net loss	—	—	—	(939,365)	—	(939,365)
Balances as of March 31, 2023	5,331,973	$160	$17,644,852	$(27,128,859)	$228	$(9,483,619)

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net loss	$(939,365)	$(162,640)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair market value of warrant liability	8,566	(471,607)
Stock-based compensation	18,573	42,079
Amortization of intangible assets	158,872	308,226
Change in operating assets and liabilities:
Accounts receivable	—	(15,412)
Accrued interest	135,276	85,611
Other current assets	(12,598)	(14,383)
Accounts payable and accrued liabilities	22,841	17,960
Net cash used in operating activities	(607,835)	(210,166)

Cash flows from investing activities:
Purchase of patents	(3,300,000)	(1,060,000)
Net cash used in investing activities	(3,300,000)	(1,060,000)

Cash flows from financing activities:
Proceeds from third party loan	—	1,260,000
Proceeds from funding liability	4,000,000	—
Payment of funding liability	(55,860)	—
Net cash provided by financing activities	3,944,140	1,260,000

Net increase (decrease) in cash and cash equivalents	36,305	(10,166)

Cash and cash equivalents at beginning of period	90,601	264,840

Cash and cash equivalents at end of period	$126,906	$254,674

Non-cash investing and financing activities:
Interest added to principal	$1,387	$1,387

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$30,000	$12,884
Interest	$2,193	$—

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in our annual report on Form 10-K for the year ended December 31, 2022. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of March 31, 2023.

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

Harbor Island Dynamic LLC (“HID”) (wholly owned)

In February 2022, the Company changed the name of Quest Licensing Corporation to Digital IP Advisors Incorporated.

Significant intercompany transactions and balances have been eliminated in consolidation.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Reverse Split, Change in Authorized Common Stock

On July 27, 2022, the Company amended its amended and restated certificate of incorporation. The amendment (i) decreased the number of authorized shares of common stock from 10,000,000,000 shares to 30,000,000 shares and (ii) effected a one-for-100 reverse split whereby each share of common stock, par value $0.00003 per share, became and was converted into 0.01 share of such common stock, with fractional shares being rounded up to the next higher whole number of shares. All authorized share and share information in these financial statements retroactively reflect the reverse split and change in authorized common stock.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts at March 31, 2023 and December 31, 2022.

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

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Inventor Royalties, Litigation Funding Fees and Contingent Legal Expenses

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

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes

The Company did not incur any foreign income tax expense for the three months ended March 31, 2023, but incurred foreign income tax expense of approximately $13,000 for the three months ended March 31, 2022.

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

Going Concern

The Company has an accumulated deficit of approximately $27,129,000 and negative working capital of approximately $13,552,000 as of March 31, 2023. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intelligent Partners, and QPRC Finance LLC (“QFL”), the Company’s low stock price and the absence of an active trading market in its common stock, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its continuing effect on its business as well as any adverse consequences which would result from our failure to meet the continued listing requirements of the OTCQB (see Note 9), raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of the Company’s intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders, whose holdings were insignificant at March 31, 2023 and December 31, 2022, in the amount of $138,000. The loans are payable on demand plus accrued interest at 10% per annum. Accrued interest at March 31, 2023 and December 31, 2022 was approximately $299,000 and $296,000, respectively.

Funding Liabilities - QFL

The funding liabilities at March 31, 2023 and December 31, 2022 of $5,597,344 and $5,453,204, respectively, represents the principal amount of the Company’s obligations to QFL pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 between the Company and QFL, as described below. As of March 31, 2023, the Company had made total repayments in the amount of approximately $806,000 since February 22, 2021. Approximately $56,000 was repaid during the three months ended March 31, 2023. The obligation to QFL has no repayment term since payment is due from a portion of net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of March 31, 2023 and December 31, 2022. Accrued interest related to this funding liability as of March 31, 2023 and December 31, 2022, was approximately $713,000 and $600,000, respectively.

On February 22, 2021, the Company entered into a series of agreements, all dated February 19, 2021, with QFL, a non-affiliated party, including the Purchase Agreement, a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guaranty”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “QFL Investment Documents”) pursuant to which, at the closing on February 22, 2021 held contemporaneously with the execution of the agreements:

(i) Pursuant to the Purchase Agreement, QFL agreed to make available to the Company a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which $2,653,000 has been advanced as of March 31, 2023; (b) up to $2,000,000 for operating expenses, of which the Company has requested and received $2,000,000 as of March 31, 2023; and (iii) $1,750,000 to fund the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners. In return the Company transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents.

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

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

On January 27, 2022, the Company acquired, via assignment from Intellectual Ventures Assets 181 LLC and Intellectual Ventures Assets 174 LLC, all right title and interest to fifteen United States patents and three foreign patents for a purchase price of $1,060,000. The Company requested and received a capital advance in the amount of the $1,060,000 purchase price from QFL. Two of the patents were assigned to Tyche and the balance of the patents were assigned to DIP.

In June 2022, MML and AI agreed to amend the Purchase Agreement to add two additional patent families for $92,000. The Company requested and received a capital advance from QFL in the amount of $92,000, which was used to make payment to AI in August 2022 pursuant to the amendment to the Purchase Agreement.

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

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company requested and received an operating capital advance in the amount of $200,000 from QFL pursuant to the Purchase Agreement during each of the three month periods ended March 31, 2023 and 2022.

Funding Liabilities - QF3

Included in the funding liabilities at March 31, 2023 is the principal amount of $3,800,000 for the Company’s obligations to QF3 pursuant to a purchase agreement (“QF3 Purchase Agreement”) dated March 12, 2023 between the Company and QF3, as described below. As of March 31, 2023, the Company has made no repayments. The obligation to QF3 has no repayment term since payment is due from a portion of net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of March 31, 2023. Accrued interest related to this funding liability as of March 31, 2023, was approximately $14,000.

On March 12, 2023, the Company and HID, entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement QF3”), a security agreement (the “QF3 Security Agreement”), a patent security agreement (the “QF3Patent Security Agreement” together with the QF3 Security Agreement, the QF3 Patent Security Agreement, and the QF3 Purchase Agreement, the “QF3 Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements on March 12, 2023:

(i) Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to the Company a financing facility of: (a) up to $4,000,000 for operating expenses, of which the Company has requested and received $500,000 as of March 31, 2023; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. (“Tower”); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize. In return the Company transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii) On March 17, 2023, the Company used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a ten-patent portfolio from Tower (the “HID Portfolio”).

(iii) Pursuant to the QF3 Security Agreement and QF3 Patent Security Agreement, payment of our obligations under the QF3 Purchase Agreement with QF3 are secured by (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

In connection with the agreements with QF3, the Company, HID and the Subsidiary Guarantors entered into an intercreditor agreement with QF3 and Intelligent Partners which sets forth the priority of QF3 in the collateral under the Investment Documents.

Loan Payable Related Party

The loan payable – related party at March 31, 2023 and December 31, 2022 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) due to Intelligent Partners, LLC (“Intelligent Partners”) of $2,796,500 and $2,796,500, respectively, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% Note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL has received its negotiated rate of return.

On or prior to the date of the Restructure Agreement, Intelligent Partners transferred to Andrew Fitton (“Fitton”) and Michael Carper (“Carper”) $250,000 of the notes (the “Transferred Note”), thereby reducing the principal amount of the notes held by Intelligent Partners to $4,422,810.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

(i) Pursuant to the Restructure Agreement, the Company paid Intelligent Partners $1,750,000 at closing, which the Company received from QFL and which QFL paid directly to Intelligent Partners, and recognized the TMPO, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the Restructure Agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. The TMPO has been classified as a current liability as of March 31, 2023.

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

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at March 31, 2023 and December 31, 2022 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

Purchase Price of Patents

The purchase price of patents balance at March 31, 2023 and December 31, 2022 of $53,665 and $53,665, respectively represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $53,665. The Company has not paid anything against the obligation in 2023. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate net proceeds. Pursuant to ASC 470, the Company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

As of March 31, 2023 and December 31, 2022, the aggregate fair value of the outstanding warrant liability was approximately $154,000 and $145,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of March 31, 2023 and December 31, 2022:

	As of
	March 31,	December 31,
	2023	2022
Volatility	387%	374%
Exercise price	$0.54	$0.54
Risk-free interest rate	1.37%	1.37%
Expected dividends	—%	—%
Expected term	7.9	8.1

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2023 and December 31, 2022:

	Fair Value Measurements as of
	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	153,994	—	—	145,428
Total liabilities	$—	$—	$153,994	$—	$—	$145,428

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2022	145,428
Loss on subsequent measurement	8,566
Balance at March 31, 2023	$153,994

See Notes 3 and 5 for information on the warrant issuance.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	STOCKHOLDERS’ EQUITY

Amendment to Amended and Restated Certificate of Incorporation

On July 27, 2022, the Company amended its amended and restated certificate of incorporation following approval of the amendment by the stockholders at the 2022 annual meeting of stockholders.

The amendment (i) decreased the number of authorized shares of common stock from 10,000,000,000 shares to 30,000,000 shares and (ii) effected a one-for-100 reverse split whereby each share of common stock became and was converted into 0.01 share of common stock, with fractional shares being rounded up to the next higher whole number of shares. There was no change in the par value of the common stock.

All historical share and per share amounts in these financial statements have been retroactively adjusted to reflect the reverse stock split and change in authorized common stock.

Issuance of Options

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2022	2,000,000	2.00	1.20	6.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - March 31, 2023	2,000,000	2.00	1.20	6.55
Options exercisable at end of period	1,000,000	0.77	1.20	5.20

The outstanding options do not have an intrinsic value as of March 31, 2023 or December 31, 2022.

As of March 31, 2023, there was approximately $996,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of approximately 8 years.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2022	962,463	0.54	8.15
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - March 31, 2023	962,463	0.54	7.90

The outstanding warrants do not have an intrinsic value as of March 31, 2023 or December 31, 2022.

6. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded based at their acquisition cost. Intangible assets consisted of the following:

	March 31,	December 31,
	2023	2022
Patents	$6,057,000	$2,757,000
Disposal	—	—
Subtotal	6,057,000	2,757,000
Less: accumulated amortization	(1,784,718)	(1,625,846)
Net value of intangible assets	$4,272,282	$1,131,154

Weighted Average Amortization Period (Years)	6.16	2.48

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at March 31, 2023 represent:

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents (which were fully amortized at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent or payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2021 for a purchase price of $250,000.

●	patents acquired in October 2021 from AI for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 11 years.

●	patents acquired in January 2022 for a purchase price of $1,060,000, the useful lives of the patents, at the date of purchase, was approximately 1-2 years.

●	patents acquired in July 2022 via assignment from AI for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

●	patents acquired March 2023 from Tower for a purchase price of $3,300,000 pursuant to which the Company retains an amount equal to the purchase price plus a negotiated return and any fees out of net proceeds, as defined in the agreement, after which Tower in entitled to a percentage of further net proceeds realized, if any. The useful lives of the patents, at the date of purchase, was approximately 5-15 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of March 31, 2023, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $159,000 and $308,000 for the three months ended March 31, 2023 and 2022, respectively. Amortization expense is included in selling, general, and administration expenses in the accompanying consolidated statement of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
Remainder of 2023	$626,610
2024	633,222
2025	537,466
2026	496,942
2027	461,663
Thereafter	1,516,380
Total	$4,272,282

7.	NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	March 31,	December 31,
	2023	2022
Balance, beginning of year	$228	$228
Net loss attributable to non-controlling interest	—	—
Balance, end of year	$228	$228

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	RELATED PARTY TRANSACTIONS

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

During the three months ended March 31, 2022, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In June 2022 the chief technology officer sold his interest in the entity. The cost of such services was approximately $115 for the three months ended March 31, 2022.

During the three months ended March 31, 2023 and 2022, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the three months ended March 31, 2023 and 2022, the cost of these services was approximately $62,000 and $28,000, respectively.

9.	COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to a restated employment agreement, dated November 30, 2014, with the Company’s president and chief executive officer, the Company agreed to employ him as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. In March 2023, the Company’s board of directors increased the chief executive officer’s annual salary to $600,000, effective January 1, 2023. The chief executive officer is entitled to a bonus if the Company meets or exceeds performance criteria established by the compensation committee. In August 2016, the Company’s board of directors approved annual bonus compensation equal to 30% of the amount by which the Company’s consolidated income before income taxes exceeds $500,000, but, if the Company is subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). The chief executive officer is also eligible to participate in any executive incentive plans which the Company may adopt.

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2023, the percentage was set at 20%. The Company’s president and chief executive officer is the only participant and during the three months ended March 31, 2023 and 2022, $16,500 and $14,500 was deposited into his SEP IRA account, respectively.

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

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Patent Enforcement and Other Litigation

Certain of the Company’s operating subsidiaries are engaged in litigation to enforce their patents and patent rights. In connection with these patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against the Company or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by the Company or its operating subsidiaries, could materially impair the Company’s operating results and financial position and could result in a default under the Company’s obligations to QFL and QF3. Since the operating subsidiaries do not have any assets other than the patents, and the Company does not have any available financial resources to pay any judgment which a defendant may obtain against a subsidiary, such a judgment may result in the bankruptcy of the subsidiary and/or the loss of the patents, which are the subsidiaries’ only assets.

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

10.	SUBSEQUENT EVENTS

The Company evaluates events that have occurred after the balance sheet date through the date for which the condensed consolidated financial statements are issued. Based upon the evaluation, except as set forth herein, the Company did not identify any recognized or non-recognized subsequent events that would have required adjustment or disclosure in the condensed consolidated financial statements.

In April 2023, pursuant to the QF3 Purchase Agreement, the Company received $500,000 in operating capital from QF3.

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

Effects of COVID-19 Pandemic

Our business, like all businesses at the present time, are affected by the COVID-19 pandemic and the steps taken by states to seek to reduce the spread of the virus. Although we do not manufacture or sell products, the COVID-19 pandemic and the work shutdown imposed in the United States and other countries to limit the spread of the virus can have a negative impact on our business. Our revenue is generated almost exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. The work shutdown has affected the court system, with courts operating on a reduced schedule. As a result, patent infringement actions are likely to be lower priority items in allocation of court resources, with the effect that deadlines are likely to be postponed which delays may give defendants an incentive to delay negotiations or offer a lower amount than they might otherwise accept. These delays continue to have an effect on the court system as a result of the backlog that developed as a result of court closures. The World Health Organization ended the global emergency status for COVID-19 on May 5, 2023, and the United States Department of Health and Human Services declared that the public health emergency from COVID-19 expired on May 11, 2023 Further, as the population of the United States becomes vaccinated and restrictions that had been imposed to address the pandemic are lifted, we cannot assure you that our revenue will increase as a result of the reduction of such restrictions, including courts being open for longer hours and for in person hearings.

Market and Economic Conditions

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including, as a result of the COVID-19 pandemic, supply chain disruptions, the Russian invasion of Ukraine, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and increased inflation and the possibility of a recession. A significant downturn in economic conditions may adversely affect the intellectual property licensing market including: the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation; a law firms’ ability and willingness to provide us with legal services on acceptable terms; and the financial condition and prospects of defendants and potential defendants, which could make it less likely that they would be willing to settle our claim.

We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. If the conditions in the general economy and the markets in which we operate worsen from present levels, our business, financial condition, operating results could be adversely affected. For example, in January 2023, the outstanding national debt of the U.S. government reached its statutory limit. The U.S. Department of the Treasury has announced that, since then, it has been using extraordinary measures to prevent the U.S. government’s default on its payment obligations, and to extend the time that the U.S. government has to raise its statutory debt limit or otherwise resolve its funding situation. The failure by Congress to raise the federal debt ceiling could have severe repercussions within the U.S. and to global credit and financial markets. If Congress does not raise the debt ceiling and if the U.S. government defaults on its payment obligations or experiences delays in making payments when due, such payment default or delay by the U.S. government, as well as continued uncertainty surrounding the U.S. debt ceiling or the U.S. Government’s ability to pay debts, could result in a variety of adverse effects for financial markets, market participants and U.S. and global economic conditions. In addition, U.S. debt ceiling and budget deficit concerns have increased the possibility a downgrade in the credit rating of the U.S. government and could result in economic slowdowns or a recession in the United States. Although U.S. lawmakers have passed legislation to raise the federal debt ceiling on multiple occasions, ratings agencies have lowered or threatened to lower the long-term sovereign credit rating on the United States as a result of disputes over the debt ceiling. The impact of a potential downgrade to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect economic conditions, as well as our business, financial condition and operating results.

Further, to the extent that holders of intellectual property rights see these factors, as well as the effect of inflation and the actions of the Federal Reserve System in increasing interest rates and the possibility of the United States may default on its obligation as a result of the failure of Congress to increase the debt limit may affect our business and the economy generally and could impact our ability to generate revenue from their intellectual property, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three months ended March 31, 2023 and 2022 was from patent licensing fees, of which approximately 100% was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

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

Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize; (b) up to $4,000,000 for operating expenses, of which the we have requested and received $500,000 as of March 31, 2023; and (iii) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing.

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

Contemporaneously with the execution of the agreements with QFL, we entered into a restructure agreement with Intelligent Partners to eliminate any obligations we had with respect to the outstanding notes and the securities purchase agreement. As part of the restructure of our agreements with Intelligent Partners, we amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire. Under these MPAs, Intelligent Partners receives a 60% interest in the proceeds from our intellectual property owned by the eight Subsidiary Guarantors. Intelligent Partners also participates in the monetization proceeds from new intellectual property that we acquire until the total payments under all the monetization participation agreements equal $2,805,000, as follows: for net proceeds between $0 and $1,000,000, Intelligent Partners receives 10% of the net proceeds realized from new patents, except that if, in any calendar quarter, net proceeds realized by us exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. The payments with respect to the new patents terminate once total payments to Intelligent Partners under all monetization participation agreements reach $2,805,000. The payments to Intellectual Partners with respect new patents are payable from the proceeds which are allocated to us under the QFL agreements, which start after QFL has received a negotiated rate of return.

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

Portfolios

In July 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against FUJIFILM Holdings Corporation et al. As of March 31, 2023, the matter against FUJIFILM Holdings Corporation et al has been resolved., and revenue for the three months ended March 31, 2023 includes revenue from the settlement.

In November 2021, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Trend Micro Incorporated. In March 2022, Trend Micro, Inc. filed a complaint against TLL in the U.S. District for the Western District of Texas seeking declaratory judgement of non-infringement of the patents in suit. In February 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Checkpoint Software Technologies Ltd. and Palo Alto Networks, Inc. In March 2022, TLL voluntarily dismissed, without prejudice, the action against Palo Alto Networks, Inc. In March 2022, Palo Alto Networks, Inc. filed a complaint against TLL and the Company in the U.S. District for the Southern District of New York seeking declaratory judgement of non-infringement of the patents in suit. In May 2022, Trend Micro Inc. filed a motion with the Panel on Multidistrict Litigation seeking to have the pending actions consolidated into a centralized multidistrict litigation for pretrial proceedings. In August 2022, the Judicial Panel on Multidistrict Litigation consolidated all actions in the U.S. District for the Eastern District of Texas. In October 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Fortinet, inc., Crowdstrike, Inc. et.al., and Musarubra US, LLC. In March 2023, TLL brought a patent infringement suits in the U.S. District for the Eastern District of Texas against Palo Alto Networks, Inc. As of March 31, 2023, Palo Alto Networks Inc. has filed six petitions before the patent trial and appeal board for inter partes review of Taasera Portfolio patents.

In March 2022, LSC brought patent infringement suits in the U.S. District for the Eastern District of Texas against Microsoft Corporation, Google LLC, Cisco Systems, Inc. and Amazon.com, Inc. et.al. In November 2022, Google LLC filed a petition before the patent trial and appeal board for inter partes review of US Patent No. 10,154,092. In March 2023 Cisco Systems, Inc, Microsoft Corporation and Google LLC filed petitions before the patent trial and appeal board for inter partes review of LSC Portfolio patents.

In May 2022, Tyche brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc., Realtek Semiconductor Corporation, Texas Instruments Incorporated, Infineon Technologies AG and STMicroelectronics NV et. al. As of March 31, 2023, the actions against MediaTek Inc. and Infineon Technologies AG have been resolved and revenue for the three months ended March 31, 2023 includes revenue from the settlements.

In March 2023, we entered into a purchase agreement with Tower for the purchase of seven United States Patents for a purchase price of $3,300,000. We requested and received a capital advance from QF3 in the amount of $3,300,000 to fund the cash payment portion of the purchase price. Pursuant to the purchase agreement, after recovery of the purchase price and a negotiated return, Tower is entitled to a portion of net proceeds, if any, as defined in the purchase agreement.

Results of Operations

Three months ended March 31, 2023 and 2022

	Three Months Ended March 31,
	2023	2022
Revenues (patent licensing fees)	$202,500	$122,000
Cost of revenue (litigation and licensing expenses)	187,973	110,105
Selling, general and administrative expenses	777,857	547,647
Total operating expenses	777,857	547,647
Loss from operations	(763,330)	(535,752)

Other income (expense)
Change in fair market value of warrant liability	(8,566)	471,607
Interest expense	(137,469)	(85,611)
Total other income (expense)	$(146,035)	$385,996

Loss before income tax	(909,365)	(149,756)

Income tax benefit (expense)	(30,000)	(12,884)

Net loss	$(939,365)	$(162,640)

We generated revenues of approximately $203,000 for the three months ended March 31, 2023 as compared to $122,000 for the three months ended March 31, 2022. Our revenue for the three months ended March 31, 2023 and 2022 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche and STX portfolios. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. Cost of revenue for the three months ended March 31, 2023 and 2022 relating to patent service costs was approximately $188,000 and $110,000, respectively. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the three months ended March 31, 2023 increased by approximately $230,000, or approximately 42%, compared to the three months ended March 31, 2022, primarily due to compensation expense. Our principal operating expense for the three months ended March 31, 2023 was amortization of intangible assets of approximately $159,000 compared to approximately $308,000 for the three months ended March 31, 2022, which is included in our selling, general and administrative expenses. We had stock-based compensation costs of approximately $19,000 and $42,000 for the three months ended March 31, 2023 and 2022, respectively.

Other income and expense for the three months ended March 31, 2023 included a loss on change in fair value of warrant liability of approximately $9,000. We realized a gain on change in fair value of warrant liability of approximately $472,000 for the three months ended March 31, 2022. The fair value of the warrant liability is affected by the price of our common stock, so it increases as the stock price goes up and decreases as the stock price goes down. Other expense also reflects interest expense of approximately $137,000 for the three months ended March 31, 2023 and approximately $86,000 for the three months ended March 31, 2022. The increase in interest expense reflects the accrued interest payable on the principal amounts of QFL and QF3 facilities.

We incurred income tax expense of approximately $30,000 and $13,000 for the three months ended March 31, 2023 and 2022, respectively. The increase in income tax expense primarily reflects foreign income taxes related to foreign source patent licensing fees.

As a result of the foregoing, we realized net loss of approximately $939,000, or $0.17 per share (basic and diluted) and net loss of approximately $163,000, or $0.03 per share (basic and diluted), for the three months ended March 31, 2023 and 2022, respectively.

Liquidity and Capital Resources

At March 31, 2023, we had current assets of approximately $145,000, and current liabilities of approximately $13,697,000. Our current liabilities include funding liabilities of approximately $9,397,000 payable to QFL and QF3, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of $2,797,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, loans payable of $138,000, a warrant liability of $154,000, accounts payable and accrued liabilities of $171,000, and accrued interest of approximately $1,040,000. As of March 31, 2023, we have an accumulated deficit of approximately $27,129,000 and a negative working capital of approximately $13,552,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
	2023	2022
Cash flows used in operating activities	$(607,835)	$(210,166)
Cash flows used in investing activities	(3,300,000)	(1,060,000)
Cash flows from financing activities	3,944,140	1,260,000
Net (decrease) increase in cash	36,305	(10,166)
Cash at beginning of period	90,601	264,840
Cash at end of period	$126,906	$254,674

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third-party funding in connection with any of our intellectual property portfolios or that we will receive any of the proceeds of any litigation settlements after making all required payments to counsel and funding sources and payments to Intelligent Partners. We have no credit facilities. Although our agreement provides for QFL and QF3 to provide us with funding to acquire intellectual property rights, subject to QFL’s and QF3’s approval, it does not provide for financing the litigation necessary for the monetization of the intellectual property rights. We do not have any credit facilities or any arrangements for us to finance the litigation necessary to monetize our intellectual property rights other than contingent fee arrangements with counsel with respect to our pending litigation. If we do not secure contingent representation or obtain litigation financing, we may be unable to monetize our intellectual property.

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

Going Concern

We have an accumulated deficit of approximately $27,129,000 and negative working capital of approximately $13,552,000 as of March 31, 2023. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to QF3, QFL and Intelligent Partners, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in equity market or from lenders is severely impaired. These conditions, together with the effects of the COVID-19 pandemic and the steps taken by the states to slow the spread of the virus and its effect on our business as well as any adverse consequences which would result from our failure to remain listed on the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce our intellectual property rights, the availability of such funds, particularly in view of the current inflationary pressures, the interest rate increase by the Federal Reserve System and the possibility that the United States may default in its operations is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls were not effective as of March 31, 2023, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the president and treasurer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

As reported in our annual report on Form 10-K for the year ended December 31, 2022, management has determined that our internal control over financial reporting contains material weaknesses due to lack of segregation of duties within accounting functions as well as lack of qualified accounting personnel and excessive reliance on third party consultants for accounting, financial reporting and related activities. These problems continue to affect us as we only have one full-time executive officer, who is our only full-time employee and who serves as chief executive officer and chief financial officer.

During the period ended March 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2023

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer