Form 10-Q
period 2023-09-30
QUEST PATENT RESEARCH CORP
filed 2023-11-13
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2023

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,331,973 shares of common stock are issued and outstanding as of November 10, 2023.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2023	December 31, 2022
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$611,466	$90,601
Other current assets	63,067	5,321
Total current assets	674,533	95,922

Patents, net of accumulated amortization of $2,217,106 and $1,625,846, respectively	3,869,894	1,131,154
Total assets	$4,544,427	$1,227,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	283,247	148,533
Loans payable	138,000	138,000
Funding liabilities	10,820,588	5,453,204
Loan payable - related party	2,796,500	2,796,500
Warrant liability	300,000	145,428
Accrued interest	1,468,925	904,573
Total current liabilities	15,807,260	9,586,238

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	16,010,925	9,789,903

Commitments and contingencies (Note 8)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at September 30, 2023 and December 31, 2022; shares issued and outstanding 5,331,973 at September 30, 2023 and December 31, 2022	160	160
Additional paid-in capital	17,664,905	17,626,279
Accumulated deficit	(29,131,791)	(26,189,494)
Total Quest Patent Research Corporation stockholders’ deficit	(11,466,726)	(8,563,055)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(11,466,498)	(8,562,827)
Total liabilities and stockholders’ deficit	$4,544,427	$1,227,076

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues
Patent licensing fees	$250,000	$275,000	$452,500	$397,000
Cost of revenues
Litigation and licensing expenses	327,759	147,393	613,236	237,487
Gross (loss) profit	(77,759)	127,607	(160,736)	159,513

Operating expenses
Selling, general and administrative expenses	598,296	476,812	2,026,057	1,561,987
Total operating expenses	598,296	476,812	2,026,057	1,561,987
Loss from operations	(676,055)	(349,205)	(2,186,793)	(1,402,474)

Other (expense) income
Change in fair market value of warrant liability	59,480	565,928	(154,572)	1,432,145
Interest expense	(216,711)	(113,058)	(570,932)	(295,705)
Total other (expense) income	(157,231)	452,870	(725,504)	1,136,440

Income (loss) before income tax	(833,286)	103,665	(2,912,297)	(266,034)

Income tax expense	—	—	(30,000)	(12,884)

Net income (loss)	$(833,286)	$103,665	$(2,942,297)	$(278,918)

Income (loss) per share - basic and diluted	$(0.16)	$0.02	$(0.55)	$(0.05)

Weighted average shares outstanding - basic and diluted	5,331,973	5,333,347	5,331,973	5,333,347

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2022	5,333,347	$160	$17,508,867	$(25,435,978)	$228	$(7,926,723)
Stock-based compensation	—	—	42,079	—	—	42,079
Net loss	—	—	—	(162,640)	—	(162,640)
Balances as of March 31, 2022	5,333,347	160	17,550,946	(25,598,618)	228	(8,047,284)
Stock-based compensation	—	—	24,928	—	—	24,928
Net loss	—	—	—	(219,943)	—	(219,943)
Balances as of June 30, 2022	5,333,347	160	17,575,874	(25,818,561)	228	(8,242,299)
Stock-based compensation	—	—	25,203	—	—	25,203
Net income	—	—	—	103,665	—	103,665
Balances as of September 30, 2022	5,333,347	$160	$17,601,077	$(25,714,896)	$228	$(8,113,431)

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2023	5,331,973	$160	$17,626,279	$(26,189,494)	$228	$(8,562,827)
Stock-based compensation	—	—	18,573	—	—	18,573
Net loss	—	—	—	(939,365)	—	(939,365)
Balances as of March 31, 2023	5,331,973	160	17,644,852	(27,128,859)	228	(9,483,619)
Stock-based compensation	—	—	9,972	—	—	9,972
Net loss	—	—	—	(1,169,646)	—	(1,169,646)
Balances as of June 30, 2023	5,331,973	160	17,654,824	(28,298,505)	228	(10,643,293)
Stock-based compensation	—	—	10,081	—	—	10,081
Net loss	—	—	—	(833,286)	—	(833,286)
Balances as of September 30, 2023	5,331,973	$160	$17,664,905	$(29,131,791)	$228	$(11,466,498)

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(2,942,297)	$(278,918)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair market value of warrant liability	154,572	(1,432,145)
Stock-based compensation	38,626	92,210
Amortization of intangible assets	591,260	711,826
Change in operating assets and liabilities:
Accounts receivable	—	(215,571)
Accrued interest	564,352	295,705
Accounts payable and accrued liabilities	134,714	63,709
Other current assets	(57,746)	(787)
Net cash used in operating activities	(1,516,520)	(763,971)

Cash flows from investing activities:
Purchase of intangible assets	(3,330,000)	(1,502,000)
Net cash used in investing activities	(3,330,000)	(1,502,000)

Cash flows from financing activities:
Payments on loans - related party	—	(3,850)
Proceeds from funding liability	5,500,000	2,103,000
Payment of funding liability	(132,616)	(22,051)
Net cash provided by financing activities	5,367,385	2,077,099

Net increase (decrease) in cash and cash equivalents	520,865	(188,872)

Cash and cash equivalents at beginning of period	90,601	264,840

Cash and cash equivalents at end of period	$611,466	$75,968

Non-cash investing and financing activities:
Interest added to principal	$4,208	$4,208

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$30,000	$12,884
Interest	$6,579	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of September 30, 2023.

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

Flash Uplink LLC (“FUL”) (wholly owned)

In February 2022, the Company changed the name of Quest Licensing Corporation to Digital IP Advisors Incorporated.

Significant intercompany transactions and balances have been eliminated in consolidation.

The non-controlling interests are presented in the unaudited condensed consolidated balance sheets, separately from equity attributable to the shareholders of the Company. During the three and nine months ended September 30, 2023 and 2022, none of the Company’s net loss was attributable to non-controlling interests.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of September 30, 2023 and December 31, 2022.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for doubtful accounts at September 30, 2023 and December 31, 2022.

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

Income Taxes

The Company did not incur any foreign income tax expense for the three months ended September 30, 2023 and 2022. The Company incurred foreign income tax expense of $30,000 and $12,884 for the nine months ended September 30, 2023 and 2022, respectively.

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

Net Loss Per Share

The Company calculates net loss per share by dividing losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are out of the money and therefore excluded from the computation of dilutive earnings per share for the three months ended September 30, 2022. Because the Company incurred losses for the three months ended September 30, 2023 and the nine months ended September 30, 2023 and 2022, the inclusion of diluted weighted average shares would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share. The Company’s potentially dilutive securities include 962,463 potential shares of common stock issuable upon exercise of warrants granted to QPRC Finance LLC (“QFL”) in connection with the Purchase Agreement, 500,000 shares of common stock issuable upon exercise of stock options granted to Intelligent Partners in connection with the Restructure Agreement and 600,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants. See Notes 3, 4 and 5.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on the Company’s financial statements.

Going Concern

The Company has an accumulated deficit of approximately $29,132,000 and negative working capital of approximately $15,133,000 as of September 30, 2023. Because of the Company’s continuing losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intelligent Partners, and QFL, the Company’s low stock price and the absence of an active trading market in its common stock, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from the Company’s failure to meet the continued listing requirements of the OTCQB (see Note 8), raise substantial doubt as to the Company’s ability to continue as a going concern within one year after the date that these unaudited condensed consolidated financial statements are issued. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of the Company’s intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders, whose holdings were insignificant at September 30, 2023 and December 31, 2022, in the amount of $138,000. The loans are payable on demand plus accrued interest at 10% per annum. Accrued interest on these loans at September 30, 2023 and December 31, 2022 was approximately $306,000 and $296,000, respectively.

Funding Liabilities

The following table shows the Company’s funding liabilities to QFL and QF3 at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
Funding liability – QFL	$5,520,588	$5,453,204
Funding liability – QF3	5,300,000	—
Net funding liabilities	$10,820,588	$5,453,204

Funding Liabilities - QFL

The QFL funding liabilities at September 30, 2023 and December 31, 2022 of $5,520,588 and $5,453,204, respectively, represents the principal amount of the Company’s obligations to QFL pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 between the Company and QFL, as described below. As of September 30, 2023, the Company had made total repayments in the amount of approximately $882,000 since February 22, 2021. Approximately $133,000 was repaid during the nine months ended September 30, 2023. The obligation to QFL has no repayment term since payment is due solely from a portion of net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of September 30, 2023 and December 31, 2022. Accrued interest related to this funding liability as of September 30, 2023 and December 31, 2022, was approximately $961,000 and $600,000, respectively.

On February 22, 2021, the Company entered into a series of agreements, all dated February 19, 2021, with QFL, a non-affiliated party, including the Purchase Agreement, a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guaranty”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “QFL Investment Documents”) pursuant to which, at the closing on February 22, 2021 held contemporaneously with the execution of the agreements:

(i) Pursuant to the Purchase Agreement, QFL agreed to make available to the Company a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which $2,653,000 has been advanced as of September 30, 2023; (b) up to $2,000,000 for operating expenses, of which the Company has requested and received $2,000,000 as of September 30, 2023; and (iii) $1,750,000 to fund the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners. In return the Company transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents.

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

The Company requested and received an operating capital advance in the amount of $0 and $200,000 from QFL pursuant to the Purchase Agreement during the three and nine months ended September 30, 2023. During the three and nine months ended September 30, 2022, the Company requested and received operating capital advances in the amount of $200,000 and $600,000, respectively.

Funding Liabilities - QF3

The QF3 funding liabilities at September 30, 2023 of $5,300,000 represents the principal amount of the Company’s obligations to QF3 pursuant to a purchase agreement (“QF3 Purchase Agreement”) dated March 12, 2023 between the Company and QF3, as described below. As of September 30, 2023, the Company has made no repayments on this funding liability. The obligation to QF3 has no repayment term since the payment is due from net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of September 30, 2023. Accrued interest related to this funding liability as of September 30, 2023, was approximately $190,000.

On March 12, 2023, the Company and HID, entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement QF3”), a security agreement (the “QF3 Security Agreement”), a patent security agreement (the “QF3 Patent Security Agreement” together with the QF3 Security Agreement, the QF3 Patent Security Agreement, and the QF3 Purchase Agreement, the “QF3 Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements on March 12, 2023:

(i) Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to the Company a financing facility of: (a) up to $4,000,000 for operating expenses, of which the Company has requested and received $2,000,000 as of September 30, 2023; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. (“Tower”); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which no amounts have been requested or received as of September 30, 2023. In return, the Company transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents.

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

Loan Payable Related Party

The loan payable – related party at September 30, 2023 and December 31, 2022 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) due to Intelligent Partners, LLC (“Intelligent Partners”) of $2,796,500 and $2,796,500, respectively, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% Note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL has received its negotiated rate of return.

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

(i) Pursuant to the Restructure Agreement, the Company paid Intelligent Partners $1,750,000 at closing, which the Company received from QFL and which QFL paid directly to Intelligent Partners, and recognized the TMPO, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the Restructure Agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. The TMPO has been classified as a current liability as of September 30, 2023.

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

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at September 30, 2023 and December 31, 2022 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

Purchase Price of Patents

The purchase price of patents balance at September 30, 2023 and December 31, 2022 of $53,665 represents:

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

As of September 30, 2023 and December 31, 2022, the aggregate fair value of the outstanding warrant liability was approximately $300,000 and $145,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of September 30, 2023 and December 31, 2022:

	As of
	September 30,	December 31,
	2023	2022
Volatility	396%	374%
Exercise price	$0.54	$0.54
Risk-free interest rate	1.37%	1.37%
Expected dividends	—%	—%
Expected term	7.4	8.1

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of September 30, 2023 and December 31, 2022:

	Fair Value Measurements as of
	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	300,000	—	—	145,428
Total liabilities	$—	$—	$300,000	$—	$—	$145,428

The following tables set forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2022	$145,428
Loss on subsequent measurement	8,566
Balance at March 31, 2023	153,994
Loss on subsequent measurement	205,486
Balance at June 30, 2023	359,480
Gain on subsequent measurement	(59,480)
Balance at September 30, 2023	$300,000

Fair Value
Balance at December 31, 2021	$1,636,187
Gain on subsequent measurement	(471,607)
Balance at March 31, 2022	1,164,580
Gain on subsequent measurement	(394,610)
Balance at June 30, 2022	769,970
Gain on subsequent measurement	(565,928)
Balance at September 30, 2022	$204,042

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

Issuance of Options

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2022	2,000,000	2.00	1.20	6.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - September 30, 2023	2,000,000	2.00	1.20	6.05
Options exercisable at end of period	1,100,000	0.97	1.20	5.20

The outstanding options do not have an intrinsic value as of September 30, 2023 or December 31, 2022.

As of September 30, 2023, there was approximately $986,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of approximately 7.40 years.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2022	962,463	0.54	8.15
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - September 30, 2023	962,463	0.54	7.40

The outstanding warrants do not have an intrinsic value as of September 30, 2023 or December 31, 2022.

6. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

	September 30, 2023	December 31, 2022
Patents	$6,087,000	$2,757,000
Disposal	—	—
Subtotal	6,087,000	2,757,000
Less: accumulated amortization	(2,217,106)	(1,625,846)
Net value of intangible assets	$3,869,894	$1,131,154

Weighted Average Amortization Period (Years)	5.69	2.48

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at September 30, 2023 represent:

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 pursuant to an agreement with to Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents (which were fully amortized at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2021 for a purchase price of $250,000.

●	patents acquired in October 2021 from AI for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 11 years.

●	patents acquired in January 2022 for a purchase price of $1,060,000, the useful lives of the patents, at the date of purchase, was approximately 1-2 years.

●	patents acquired in July 2022 via assignment from AI for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

●	patents acquired March 2023 from Tower for a purchase price of $3,300,000 pursuant to which the Company retains an amount equal to the purchase price plus a negotiated return and any fees out of net proceeds, as defined in the agreement, after which Tower in entitled to a percentage of further net proceeds realized, if any. The useful lives of the patents, at the date of purchase, was approximately 5-15 years.

●	patents acquired in August 2023 pursuant to an agreement with Koji Yoden for a purchase price of $30,000. The useful lives of the patents, at the date of purchase, was approximately 9-10 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of September 30, 2023, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $203,000 and $591,000 for the three and nine months ended September 30, 2023, respectively. Amortization expense for patents was approximately $198,000 and $712,000 for the three and nine months ended September 30, 2022, respectively. Amortization expense is included in selling, general, and administration expenses in the accompanying consolidated statement of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
Remainder of 2023	$195,291
2024	636,353
2025	540,589
2026	500,064
2027	464,786
Thereafter	1,532,810
Total	$3,869,894

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

During the nine months ended September 30, 2022, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In June 2022 the chief technology officer sold his interest in the entity. The cost of such services was approximately $0 and $205 for the three and nine months ended September 30, 2022.

During the three and nine months ended September 30, 2023, the Company contracted with a law firm more than 10 percent owned by the chief executive officer. The firm serves as counsel to the Company in connection with general corporate matters, diligence and maintenance of the Company’s patent portfolio. For the three and nine months ended September 30, 2023, the cost of these services was approximately $25,000 and $25,000, respectively.

During the three and nine months ended September 30, 2023 and 2022, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the three and nine months ended September 30, 2023, the cost of these services was approximately $56,000 and $118,000, respectively. For the three and nine months ended September 30, 2022, the cost of these services was approximately $33,000 and $61,000, respectively. Since the services are on a contingent fee basis, no fees are incurred unless there is a recovery.

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

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2023, the percentage was set at 20%. The Company’s president and chief executive officer is the only participant and during the nine months ended September 30, 2023 and 2022, $33,000 and $14,500 was deposited into his SEP IRA account, respectively.

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

Market and Economic Conditions

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including, as a result of the COVID-19 pandemic, supply chain disruptions, the Russian invasion of Ukraine, recent attacks by Hamas on Israel from the Gaza Strip and the resultant action by Israel against Hamas in the Gaza Strip and the potential for broader conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and increased inflation and the possibility of a recession. A significant downturn in economic conditions may adversely affect the intellectual property licensing market including: the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation; a law firms’ ability and willingness to provide us with legal services on acceptable contingent fee terms; and the financial condition and prospects of defendants and potential defendants, which could make it less likely that they would be willing to settle our claim.

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

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three and nine months ended September 30, 2023 and 2022 was from patent licensing fees, of which approximately 100% was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

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

Effect of Warrant Liability

We reflect a warrant liability with respect to warrants for which the number of shares underlying the warrants is not fixed until the date of the initial exercise. The change in the warrant liability is reflected as either income or expense. Because of our low level of revenue, the change in warrant liability, which generally increases if the stock price declines and decreases if the stock price rises, can have a disproportionate effect upon the results of our operations and can, as was the case for the nine months ended September 30, 2022, change a loss from operations to net income.

Agreements with QF3, QFL and Intelligent Partners

On March 12, 2023, we entered into a funding agreement with QF3.

Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which no amounts have been received as of September 30, 2023; (b) up to $4,000,000 for operating expenses, of which the we have requested and received $2,000,000 as of September 30, 2023; and (iii) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing.

On February 22, 2021, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which $2,653,000 has been advanced as of September 30, 2023; (b) up to $2,000,000 for operating expenses, of which the we have requested and received $2,000,000 as of September 30, 2023; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners. Our obligations to QFL are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. We also granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and regained compliance on May 7, 2021 and we granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

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

Portfolios

In November 2021, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Trend Micro Incorporated. In March 2022, Trend Micro, Inc. filed a complaint against TLL in the U.S. District for the Western District of Texas seeking declaratory judgement of non-infringement of the patents in suit. In February 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Checkpoint Software Technologies Ltd. and Palo Alto Networks, Inc. In March 2022, TLL voluntarily dismissed, without prejudice, the action against Palo Alto Networks, Inc. In March 2022, Palo Alto Networks, Inc. filed a complaint against TLL and the Company in the U.S. District for the Southern District of New York seeking declaratory judgement of non-infringement of the patents in suit. In May 2022, Trend Micro Inc. filed a motion with the Panel on Multidistrict Litigation seeking to have the pending actions consolidated into a centralized multidistrict litigation for pretrial proceedings. In August 2022, the Judicial Panel on Multidistrict Litigation consolidated all actions in the U.S. District for the Eastern District of Texas. In October 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Fortinet, inc., Crowdstrike, Inc. et.al., and Musarubra US, LLC. In March 2023, TLL brought a patent infringement suits in the U.S. District for the Eastern District of Texas against Palo Alto Networks, Inc. As of September 30, 2023, Palo Alto Networks Inc. has filed six petitions and Trend Micro Inc. has filed four petitions before the patent trial and appeal board for inter partes review of certain Taasera Portfolio patents.

In November 2021, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. In November 2022, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al and TCL Technology Group Corporation et al. As of September 30, 2023 the action against ZTE Corporation is stayed pending settlement and the action against Guangdong OPPO Mobile Telecommunications Corp., Ltd. has been resolved. Revenue for the three and nine months ended September 30, 2023 includes revenue from the settlement.

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

In May 2022, Tyche brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc., Realtek Semiconductor Corporation, Texas Instruments Incorporated, Infineon Technologies AG and STMicroelectronics NV et. al. As of September 30, 2023, the actions against MediaTek Inc. and Infineon Technologies AG have been resolved and revenue for the nine months ended September 30, 2023 includes revenue from the settlements. This revenue was generated in the first quarter of 2023.

In July 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against FUJIFILM Holdings Corporation et al. As of September 30, 2023, the matter against FUJIFILM Holdings Corporation et al has been resolved., and revenue for the nine months ended September 30, 2023 includes revenue from the settlement. This revenue was recognized in the first quarter of 2023.

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

In August 2023, we entered into a purchase agreement with Koji Yoden for the purchase of two United States Patents for a purchase price of $30,000. Pursuant to the purchase agreement, after recovery of the purchase price Mr. Yoden is entitled to a portion of net proceeds, if any, as defined in the purchase agreement.

Results of Operations

Three and Nine Months Ended September 30, 2023 and 2022

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues (patent licensing fees)	$250,000	$275,000	$452,500	$397,000
Cost of revenue (litigation and licensing expenses)	327,759	147,393	613,236	237,487
Selling, general and administrative expenses	598,296	476,812	2,026,057	1,561,987
Loss from operations	(676,055)	(349,205)	(2,186,793)	(1,402,474)

Other (expense) income
Change in fair market value of warrant liability	59,480	565,928	(154,572)	1,432,145
Interest expense	(216,711)	(113,058)	(570,932)	(295,705)
Total other (expense) income	(157,231)	452,870	(725,504)	1,136,440

Income (loss) before income tax	(833,286)	103,665	(2,912,297)	(266,034)

Income tax benefit (expense)	—	—	(30,000)	(12,884)

Net income (loss)	$(833,286)	$103,665	$(2,942,297)	$(278,918)

We generated revenues of approximately $250,000 for the three months ended September 30, 2023 as compared to $275,000 for the three months ended September 30, 2022. We generated revenues of approximately $453,000 for the nine months ended September 30, 2023 as compared to $397,000 for the nine months ended September 30, 2022. Our revenue for the three and nine months ended September 30, 2023 and 2022 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche and STX portfolios. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. Cost of revenue for the three months ended September 30, 2023 and 2022 relating to patent service costs was approximately $328,000 and $147,000, respectively. Cost of revenue for the nine months ended September 30, 2023 and 2022 relating to patent service costs was approximately $613,000 and $237,000, respectively. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the three months ended September 30, 2023 increased by approximately $121,000, or approximately 25% compared to the three months ended September 30, 2022. Selling, general, and administrative expenses for the nine months ended September 30, 2023 increased by approximately $464,000, or approximately 30% compared to the nine months ended September 30,2022. The increase in selling, general, and administrative expenses for the three and nine months ended September 30, 2023 as compared to the three and nine months ended September 30, 2022 is primarily due to an increase in compensation expense to the chief executive officer of $75,000 and $450,000, respectively. Our principal operating expense for the three and nine months ended September 30, 2023 was amortization of intangible assets of approximately $203,000 and $591,000, respectively. We had stock-based compensation costs of approximately $10,000 and $39,000 for the three and nine months ended September 30, 2023, respectively. Our principal operating expense for the three and nine months ended September 30, 2022 was amortization of intangible assets of approximately $198,000 and $712,000, respectively. We had stock-based compensation costs of approximately $25,000 and $92,000 for the three and nine months ended September 30, 2022, respectively.

Other income and expense for the three and nine months ended September 30, 2023 included a gain on change in fair value of warrant liability of approximately $59,000 and a loss on change in fair value of approximately $155,000, respectively. We realized a loss on change in fair value of warrant liability of approximately $566,000 and $1,432,000 for the three and nine months ended September 30, 2022, respectively. The fair value of the warrant liability is affected by the price of our common stock, so it increases as the stock price goes up and decreases as the stock price goes down. Other expense also reflects interest expense of approximately $217,000 and $571,000 for the three and nine months ended September 30, 2023, respectively and approximately $113,000 and $296,000 for the three and nine months ended September 30, 2022, respectively. The increase in interest expense reflects the accrued interest payable on the principal amounts of QFL and QF3 facilities.

We incurred income tax expense of approximately $30,000 and $13,000 for the nine months ended September 30, 2023 and 2022, respectively. We did not incur income tax expense for the three months ended September 30, 2023 and 2022. The increase in income tax expense primarily reflects foreign income taxes related to foreign source patent licensing fees.

As a result of the foregoing, we incurred net loss of approximately $833,000, or $0.16 per share (basic and diluted) for the three months ended September 30, 2023 and net loss of approximately $2,942,000, or $0.55 per share (basic and diluted) for the nine months ended September 30, 2023, compared to net income of approximately $104,000, or $0.02 per share (basic and diluted) for the three months ended September 30, 2022 and net loss of approximately $279,000, or $0.05 per share (basic and diluted) for the nine months ended September 30, 2022.

Liquidity and Capital Resources

At September 30, 2023, we had current assets of approximately $675,000, and current liabilities of approximately $15,807,000. Our current liabilities include funding liabilities of approximately $10,821,000 payable to QFL and QF3, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of approximately $2,797,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, loans payable of approximately $138,000, a warrant liability of approximately $300,000, accounts payable and accrued liabilities of approximately $283,000, and accrued interest of approximately $1,469,000. As of September 30, 2023, we have an accumulated deficit of approximately $29,132,000 and a negative working capital of approximately $15,133,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the nine months ended September 30, 2023 and 2022:

	For the Nine Months Ended September 30,
	2023	2022
Cash flows used in operating activities	$(1,516,520)	$(763,971)
Cash flows used in investing activities	(3,330,000)	(1,502,000)
Cash flows from financing activities	5,367,385	2,077,099
Net (decrease) increase in cash	520,865	(188,872)
Cash at beginning of period	90,601	264,840
Cash at end of period	$611,466	$75,968

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

Going Concern

We have an accumulated deficit of approximately $29,132,000 and negative working capital of approximately $15,133,000 as of September 30, 2023. Because of our continuing losses, our working capital deficiency, the uncertainty of future revenue, our obligations to QF3, QFL and Intelligent Partners, our low stock price and the absence of a trading market in our common stock, our ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result in the event that we are not able to remain listed on the OTCQB, raise substantial doubt as to our ability to continue as a going concern within one year after the date that the unaudited condensed consolidated financial statements are issued. Our revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2023, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and chief financial officer concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls were not effective as of September 30, 2023, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended September 30, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: November 13, 2023

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer