Form 10-K
period 2023-12-31
QUEST PATENT RESEARCH CORP
filed 2024-03-28
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2023

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,991,492 as of June 30, 2023.

As of March 20, 2024, the registrant had 5,331,973 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;

●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	Our ability to remain current with respect to our obligations under patent purchase agreements, the failure of which could result in a default under our agreement with QPRC Finance LLC (“QFL”) and/or QPRC Finance III LLC (“QF3”) or, even if the failure does not result in a default, it may affect the willingness of QF3 to make advances to us under the funding agreement;

●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to realize any cash flow after payments to our funding sources, including QFL and QF3 under our financing agreements with QFL and QF3, our restructured agreement with Intelligent Partners, LLC (“Intelligent Partners”), and payments due to counsel, as well as payment obligations to sellers of intellectual property rights that we acquire;

●	Our ability to identify intellectual property for innovative technologies for which there is a significant potential market which QFL or QF3 is willing to fund and to find other funding sources if QFL and QF3 are not willing to fund the acquisition of the intellectual property and our ability to negotiate terms for the acquisition such intellectual property on terms which QFL or QF3 is willing to fund;

●	Our ability or perceived ability to obtain necessary financing for operations;

●	The effect of any adverse decision in any action which one of our subsidiaries may commence, including the award of legal fees in favor of a defendant, which may result in the bankruptcy of the subsidiary;

●	The effects on our business, financial conditions and ownership of proprietary rights in the event of any default under our agreements with QFL, QF3 or Intelligent Partners;

●	The effect of legislation and court decisions on our ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;

●	Our ability to reduce the cost of litigation through contingent fees with counsel;

●	The results or anticipated results of litigation by or against us, including any actions or motions by defendants seeking legal fees or any other recovery from us in the event that a court decision is against us or otherwise does not uphold our intellectual property rights;

●	The effects on us in the event that any party against which we commence litigation obtains a judgement against one of our subsidiaries and seeks to foreclose on the intellectual property owned by the subsidiary which may result in a default under our agreements with QFL and QF3.

●	The anticipated or actual results of our operations;

ii

●	Events or conditions relating to the enforcement of intellectual property rights generally;

●	The development of a market for our common stock;

●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;

●	Any discrepancy between anticipated or projected results and actual results of our operations;

●	Any decline in our stock price which results in our common stock no longer being traded on the OTCQB which could result in a default under our funding agreements;

●	The market’s perception as to our ability to continue to make our filings with the SEC in a timely manner and for our stock to continue to be traded on the OTCQB;

●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	The sale or the market’s perception of the possible sale by QFL or Intelligent Partners of the shares of common stock which we have registered pursuant to the Securities Act;

●	Any damages we may be required to pay in the event that we do not keep the registration statement covering shares to be sold by owned by Intelligent Partners or issuable upon warrants held by QFL current and effective without their ability to sell pursuant to Rule 144 or our ability to continue to have our stock traded on the OTCQB;

●	The effect of pandemics or other major outbreaks of disease or civil disruptions or other events which have the effect of reducing court schedules which results in courts giving a lower priority to legal action such as those we file and the ability or willingness of defendants to reach a settlement on our claims, and impairment in the financial condition or bankruptcy of defendants and potential defendants in action which we commenced or may commence; and

●	Other matters not within our control.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are an intellectual property asset management company. Our principal operations include the acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly-owned subsidiaries. We currently own, control or manage twenty-two intellectual property portfolios of which we are currently seeking or may seek monetization with respect to twelve, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including primarily licenses granted as part of the settlement of patent infringement lawsuits.

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

Agreements with QF3

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

(i)	Pursuant to the Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $4,000,000 for operating expenses; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. (“Tower”); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. The terms of the Purchase Agreement are described under “QF3 Purchase Agreement.”

(ii)	On March 17, 2023, we used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a seven-patent portfolio (the “HID Portfolio”) from Tower.

(iii)	Pursuant to the Security Agreement, our obligations under the Purchase Agreement with QF3 are secured by: (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Patent Security Agreement, we and Harbor granted QF3 a first priority continuing security interest in and lien upon Collateral covered by the Security Agreement. The Patent Security Agreement is the instrument that is filed with the United States Patent and Trademark Office and other government agencies to perfect QF3’s security interest in the Collateral.

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

Agreements with QFL and Intelligent Partners

Set forth below is a discussion of agreements which we entered into in February 2021 with QFL to provide us with a financing facility, funds to make a payment due to Intelligent Partners and for working capital and an agreement with Intelligent Partners to restructure our loan agreement and related agreements. The agreement with Intelligent Partners restated our agreements with United Wireless Holdings, Inc. (“United Wireless”) which had been assigned to Intelligent Partners, an affiliate of United Wireless. The descriptions below and elsewhere in this Form 10-K relating to our agreements with QFL and Intelligent Partners are summaries only and are qualified in their entirety by reference to those agreements which were filed as exhibits to this Form 10-K.

Agreements with QFL

On February 22, 2021, we entered into a series of agreements which we entered into in February 2021 with QFL, including a prepaid forward purchase agreement (the “Purchase Agreement”), a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guarantee”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements:

(i)	Pursuant to the Purchase Agreement, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize; (b) up to $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. During 2021 we requested and received $1,000,000 for working capital. The terms of the Purchase Agreement are described under “Purchase Agreement.”

(ii)	We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners as transferee of United Wireless pursuant to a restructure agreement (the “Restructure Agreement”) between us and Intelligent Partners executed contemporaneously with the closing of the Investment Documents with QFL. The payment was made directly from QFL to Intelligent Partners. The terms of the Restructure Agreement are described under “Restructure Agreement.”

(iii)	Pursuant to the Security Agreement, our obligations under the Purchase Agreement with QFL are secured by: (a) the proceeds (as defined in the Purchase Agreement); (b) the patents (as defined in the Purchase Agreement; (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Subsidiary Guaranty, the Subsidiary Guarantors–guaranteed our obligations to QFL under the Purchase Agreement.

(v)	Pursuant to the Subsidiary Security Agreement, the Subsidiary Guarantors grant QFL a security interest in the proceeds from the future monetization of their respective patent portfolios.

(vi)	Pursuant to the Warrant Issue Agreement, we granted QFL ten-year warrants to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis. Exercisability of the Warrant is limited if, upon exercise, the holder would beneficially own more than 4.99% (the “Maximum Percentage”) of our common stock, except that by written notice to us, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to us. The Warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement.

(vii)	We agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date. We regained such compliance on May 7, 2021, at which time the common stock recommenced trading on the OTCQB.

(viii)	We granted QFL certain registration rights with respect to the 962,463 shares of common stock issuable upon exercise of the warrant.

(ix)	Commencing six months from the closing date, if the shares owned by QFL cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to QFL.

(x)	Pursuant to the Board Observation Rights Agreement, until the later of the date on which QFL or its affiliates (i) have received the entirety of their Investment Return (as defined in Purchase Agreement), and (ii) no longer hold any Securities (the “Observation Period”), we granted QFL the right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings (including, without limitation, telephonic or other electronic meetings) of the Board or any committee thereof, including executive sessions, in an observer capacity.

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

Recent Purchase of Intellectual Property from Intellectual Ventures Entities

On January 27, 2022, we acquired, by assignment from Intellectual Ventures Assets 181 LLC and Intellectual Ventures Assets 174 LLC, all right title and interest to four patent portfolios consisting of fifteen United States patents and three foreign patents for a purchase price of $1,060,000. We requested and received a capital advance in the amount of the $1,060,000 purchase price from the facility with QFL. The patents were assigned to our wholly owned subsidiaries Tyche Licensing LLC (“Tyche”) and Deepwell IP LLC (“DIP”).

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

Our Organization

We were incorporated in Delaware on July 17, 1987 under the name Phase Out of America. On September 21, 1997, we changed our name to Quest Products Corporation, and, on June 6, 2007, we changed our name to Quest Patent Research Corporation. We have been engaged in the intellectual property monetization business since 2008. Our executive principal office is located at 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411, telephone (888) 743-7577. Our website is www.qprc.com. Information contained on or derived from our website, or any other website or any social media does not constitute a part of this annual report.

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

Through December 31, 2023, we had not generated any revenue from the Mobile Data Portfolio and we do not anticipate allocating further resources to monetization of the Mobile Data Portfolio.

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

As the exclusive licensee and manager of the manufacture and sale of licensed product, we coordinate the manufacture and sale of licensed products to end users; we contract for the manufacture and assembly of the product components, and we coordinate order receipt, fulfillment and invoicing. We did not generate revenues from the TurtlePak™ product for the years ended December 31, 2023 and 2022.

Universal Financial Data System

The portfolio describes a universal financial data system which allows its holder to use the device to access one or more accounts stored in the memory of the device as a cash payment substitute as well as to keep track of financial and transaction records and data, such as transaction receipts, in a highly portable package, such as a cellular device (the “Financial Data Portfolio”). The inventive universal data system is capable of supporting multiple accounts of various types, including but not limited to credit card accounts, checking/debit accounts, and loyalty accounts. Our wholly-owned subsidiary, Wynn Technologies Inc., acquired US Patent No. 5,859,419, from the owner, Sol Wynn. In January 2001, we filed a reissue application for the patent, and the United States Patent and Trademark Office issued patent RE38,137. This reissued patent, which contains 35 separate claims, replaces the original patent, which had seven claims. In February 2011, we entered into a new agreement with Sol Li (formerly Sol Wynn), pursuant to which we issued to Mr. Li a 35% interest in Wynn Technologies and warrants to purchase up to 50,000 shares of our common stock at an exercise price of $0.1 per share. These warrants expired unexercised. We also agreed that Mr. Li would receive 40% of the net licensing revenues generated by Wynn Technologies with respect to this patent, which is the only patent owned by Wynn Technologies. On December 17, 2018, Wynn Technologies, Inc. granted an exclusive license to the Financial Data Portfolio, including the right to enforce, to our wholly owned subsidiary, Quest NetTech. Under the agreement, Quest NetTech receives 100% of the net proceeds, as defined by the agreement.

We did not generate revenue from the Financial Data Portfolio in 2023 and 2022, and we do not anticipate allocating further resources to monetization of the Financial Data Portfolio.

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

Through December 31, 2023, we had not generated any revenue from the rich media patents.

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

We did not generate license fees from the Anchor Structure Portfolio in 2023 or 2022, and we do not anticipate allocating further resources to monetization of the Anchor Structure Portfolio.

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

We did not generate revenue from the Power Management/Bus Control Portfolio in 2023 or 2022, and we do not anticipate allocating further resources to its monetization.

Diode on Chip Portfolio

This portfolio consists of three United States patents and one pending continuation application which cover technology relating to on-chip temperature measurement for semiconductors. As of December 31, 2023, we had not generated any revenue from the Diode on Chip portfolio.

CXT Portfolio

This portfolio consists of thirty United States patents which cover technology relating to systems and methods of operating an accessible information database which provides for inventory evaluation, filtering according to preferences, alternative product recommendations, and access to a database of consumer feedback/evaluation.

We did not generate revenue from the CXT Portfolio in 2023 or 2022, and we do not anticipate allocating further resources to monetization of the CXT Portfolio.

CMOS Portfolio

This portfolio consists of eleven United States patents and sixteen foreign patents which cover technology relating to digital image sensor technology systems and methods which PIS acquired on January 26, 2018.

We did not generate revenue from the CMOS Portfolio in 2023 or 2022, and we do not anticipate allocating further resources to its monetization.

M-RED Portfolio

This portfolio consists of sixty United States patents and eight foreign patents which cover technology relating to processor and power management which M-RED acquired on March 15, 2019.

On April 29, 2019, M-RED brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc. and Acer Inc. On July 16, 2019, M-Red Inc. brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Panasonic Corporation. As of December 31, 2020, all actions were settled and dismissed and revenue for the year ended December 31, 2020 includes revenue from settlements.

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

The actions against Mitsubishi Electric Corporation, ASRock Inc., and Micro-Star International Co. Ltd. were resolved in 2021. The actions against Xiaomi Corporation et. al., OnePlus Technology (Shenzhen) Co., Ltd., Biostar Microtech International Corp., and Giga-Byte Technology Co., Ltd. were resolved in 2022 and our revenue for the year ended December 31, 2022 includes revenue from the related settlements. We do not anticipate allocating further resources to monetization of the M-RED Portfolio. We did not generate revenue from the M-RED Portfolio in 2023 and we do not anticipate allocating further resources to its monetization.

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

On October 8, 2021, AMI brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation, Guangdong OPPO Mobile Telecommunications Corp., Ltd. and Beijing Xiaomi Software Co., Ltd. Those actions were resolved in 2022, and our revenue for the year ended December 31, 2022 includes revenue from related settlements. We did not generate revenue from the Audio Messaging Portfolio in 2023 and we do not anticipate allocating further resources to its monetization.

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

We did not generate revenue from the Peregrin Portfolio in 2023 or 2022 and we do not anticipate allocating further resources to its monetization.

Taasera Portfolio

Acquired by our wholly-owned subsidiary, Taasera Licensing LLC (“TLL”), this portfolio consists of 29 United States patents and two foreign patents which generally relate to the field of network security (the “Taasera Portfolio”). In June 2021 seven patents were acquired via assignment from Taasera, Inc. for the purchase price of $250,000. In August 2021 acquired a portfolio of network security patents from Daedalus Blue LLC (“DBL”) consisting of 22 United States patents and 2 foreign patents. Original assignees of the patents acquired from DBL include International Business Machines Corporation, Internet Security Systems, Inc. and Fiberlink Communications Corporation (“Fiberlink”). ISS and Fiberlink were acquired by IBM in 2006 and 2013, respectively. In September 2019, IBM divested over 500 United States patent assets, as well as a number of foreign counterparts in Asia, Europe, and elsewhere, to Daedalus Group, and affiliate of DBL. Pursuant to the acquisition agreement, DBL is entitled to a portion of the net proceeds from monetization of the TLL portfolio.

In November 2021, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Trend Micro Incorporated. In March 2022, Trend Micro, Inc. filed a complaint against TLL in the U.S. District for the Western District of Texas seeking declaratory judgement of non-infringement of the patents in suit. In February 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Checkpoint Software Technologies Ltd. and Palo Alto Networks, Inc. In March 2022, TLL voluntarily dismissed, without prejudice, the action against Palo Alto Networks, Inc. In March 2022, Palo Alto Networks, Inc. filed a complaint against TLL and the Company in the U.S. District for the Southern District of New York seeking declaratory judgement of non-infringement of the patents in suit. In May 2022, Trend Micro Inc. filed a motion with the Panel on Multidistrict Litigation seeking to have the pending actions consolidated into a centralized multidistrict litigation for pretrial proceedings. In August 2022, the Judicial Panel on Multidistrict Litigation consolidated all actions in the U.S. District for the Eastern District of Texas. In October 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Fortinet, Inc., Crowdstrike, Inc. et.al., and Musarubra US, LLC. The actions against Trend Micro Incorporated, Checkpoint Software Technologies Ltd, Palo Alto Networks, Inc. and Crowdstrike, Inc. were resolved in 2023 and our revenue for the year ended December 31, 2023 includes revenue from the related settlements.

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

In August 2021, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Yamaha Corporation and Steinberg Media Technologies GMBH. In March 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Parrot SA, Delair SAS, Drone Volt, SA, EHang Holdings Limited and Flyability SA. In July 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Fujifilm Holdings Corporation et.al.

The actions against Yamaha Corporation, Steinberg Media Technologies GMBH, Parrot SA, Drone Volt, SA, Flyability SA and Delair SAS were resolved in 2022 and revenue for the year ended December 31, 2022 includes revenue from the related settlements. The matter against Fujifilm Holdings Corporation et. al. was resolved in 2023 and revenue for the year ended December 31, 2023 includes revenue from the related settlement.

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

In November 2021, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. In November 2022, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al and TCL Technology Group Corporation et al. The actions against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. were resolved in 2023 and revenue for the year ended December 31, 2023 includes revenue from the related settlements.

LS Cloud Storage Portfolio

The LS Cloud Portfolio consists of four United States patents which generally relate to data sharing using distributed cache.

In March 2022, LSC brought patent infringement suits in the U.S. District for the Eastern District of Texas against Microsoft Corporation, Google LLC, Cisco Systems, Inc. and Amazon.com, Inc. et.al. The actions against Microsoft Corporation, Google LLC, Cisco Systems, Inc. and Amazon.com, Inc. et.al. were resolved in 2023 and we do not anticipate allocating further resources to its monetization.

Tyche Portfolio

The Tyche portfolio consists of two United States patents and related assets relating generally to symmetric inducting devices incorporated in integrated circuits and in particular to an integrated circuit having symmetric inducting device with a ground shield.

In May 2022, Tyche brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc., Realtek Semiconductor Corporation, Texas Instruments Incorporated, Infineon Technologies AG and STMicroelectronics NV et. al. In May 2022, Tyche voluntarily dismissed, without prejudice, the action against STMicroelectronics NV et .al. In May 2022, STMicroelectronics, Inc. filed an action for declaratory judgement of non-infringement in the U.S. District for the Northern District of Texas, the action was dismissed without prejudice in July 2022. In September 2022, the action against Texas Instruments Incorporated was dismissed with prejudice. The actions against MediaTek Inc. and Infineon Technologies AG were resolved in 2023 and revenue for the year ended December 31, 2023 includes revenue from the related settlement.

Deepwell Portfolio

Acquired in January 2022, the Deepwell portfolio consists of 12 United States patents and related assets (“Deepwell Portfolio”). Certain of the patents relate generally to the manufacture and operation of integrated circuits. More particularly, embodiments of the present invention relate to: 1) selectively coupling Voltage feeds to body bias Voltage in an integrated circuit device; 2) routing body-bias voltage to the MOSFETS (metal oxide semiconductor field effect transistors). Certain other patents in the portfolio relate generally to method and system for conservatively managing store capacity available to a processor issuing stores including but not limited to the utilization of a counter mechanism, whereas the counter mechanism is incremented or decremented based on the occurrence of particular events. In September 2023, Deepwell Tyche brought a patent infringement suit in the U.S. District for the Eastern District of Texas against MediaTek Inc.

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

HPE Portfolio

Acquired in July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company, the HPE portfolio consists of eight United States Patents across five patent families which relate generally to systems and methods around hardware, software and system security and capabilities (“HPE Portfolio”). We requested and received a capital advance from QFL in the amount of $350,000, which was used to make payment of the purchase price pursuant to the terms of the purchase agreement. The HPE Portfolio is held by our wholly owned subsidiary, Flash Uplink LLC.

HID Portfolio

Acquired by Harbor in March 2023 from Tower, the HID Portfolio consists of seven United States Patents which relate generally to the field of fabrication of semiconductor structures and circuits. We requested and received a capital advance from QF3 in the amount of $3,300,000, which was used to make payment of the purchase price pursuant to the terms of the purchase agreement. Pursuant to the acquisition agreement, Tower is entitled to a portion of the net proceeds, if any, from monetization of the HID Portfolio.

Koyo Portfolio

Acquired in August 2023 by our wholly owned subsidiary, Koyo Licensing LLC pursuant to a purchase agreement with Koji Yoden for the acquisition of two United States Patents relating generally to a user interface at a computing device with a sensitive display (“Koyo Portfolio”). Pursuant to the purchase agreement, after recovery of the purchase price Mr. Yoden is entitled to a portion of net proceeds, if any, as defined in the purchase agreement.

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

Intellectual Property Rights

We have twenty-two intellectual property portfolios: financial data, mobile data, Turtle Pak, anchor structure, power management/bus control, diode on chip, rich media, CXT, CMOS, M-RED, Audio Messaging, Peregrin, Taasera, Soundstreak, Multmodal Media, LS Cloud, Tyche, Deepwell, EDI, HPE, HID and KOYO. The following table sets forth information concerning our patents and other intellectual property. Each patent or other intellectual property right listed in the table below that has been granted is publicly accessible on the Internet website of the U.S. Patent and Trademark Office at www.uspto.gov. In the table below, the anchor structure portfolio is referred to as Mariner, the power management/bus control portfolio is referred to as Semcom, the diode on chip portfolio is referred to as IC, the Audio Messaging portfolio is referred to as AMI, the Peregrin portfolio is referred to as PLL, the Taasera portfolio is referred to as TLL, the Soundstreak portfolio is referred to as STX, the Multimodal Media portfolio is referred to as MML, the LS Cloud portfolio is referred to as LSC, the Tyche portfolio is referred to as Tyche, the Deepwell portfolio is referred to as DIP, the EDI portfolio is referred to as EDI, the HPE portfolio is referred to as HPE, the HID Portfolio is referred to as HID, the Koyo Portfolio is referred to as KOYO.

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Financial Data	US Patent	RE38,137	Programmable multiple company credit card system	1/11/2001	6/10/2003	9/28/2015
Mobile Data	US Patent	7,194,468	Apparatus and method for supplying information	4/13/2000	3/20/2007	4/13/2020
Mobile Data	US Patent	9,288,605	Apparatus and method for supplying information	11/12/2009	3/15/2016	4/13/2020
Mobile Data	US Patent	9,913,068	Apparatus and method for supplying information	3/15/2013	3/6/2018	7/20/2021
Mobile Data	US Application	15/877,820	Apparatus and method for supplying information	43123	5/31/2018	N/A
Turtle Pak	US Patent	6,490,844	Film wrap packaging apparatus and method	6/21/2001	12/10/2002	7/10/2021
Turtle Pak	US Trademark	74709827	Turtle pak - design plus words, letters, and/or numbers	8/1/1995	6/4/1996	N/A
Mariner	US Patent	5,650,666	Method and apparatus for preventing cracks in semiconductor die	11/22/1995	7/22/1997	11/22/2015
Mariner	US Patent	5,846,874	Method and apparatus for preventing cracks in semiconductor die	2/28/1997	12/8/1998	11/22/2015
Semcon	US Patent	7,100,061	Adaptive power control	1/18/2000	8/29/2006	1/18/2020
Semcon	US Patent	7,596,708	Adaptive power control	4/25/2006	9/29/2009	1/18/2020
Semcon	US Patent	8,566,627	Adaptive power control	7/14/2009	10/22/2013	1/18/2020
Semcon	US Patent	8,806,247	Adaptive power control	12/21/2012	8/12/2014	1/18/2020

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
Semcon	PCT Application	PCT/US2001/001684	Adaptive power control	1/16/2001	7/26/2001	N/A
Semcon	Reexam Certificate	7,100,061C1	Adaptive power control	6/13/2007	8/04/2009	N/A
Semcon	US Patent	5,978,876	System and method for controlling communications between subsystems	4/14/1997	11/02/1999	4/14/2017
IC	US Patent	7,118,273	System for on-chip temperature measurement in integrated circuits	4/10/2003	10/10/2006	4/10/2023
IC	US Patent	7,108,420	System for on-chip temperature measurement in integrated circuits	10/07/2004	9/19/2006	4/10/2023
IC	US Patent	9,222,843	System for on-chip temperature measurement in integrated circuits	9/23/2011	12/29/2015	4/10/2023
IC	US Application	16/537,200	System for on-chip temperature measurement in integrated circuits	8/09/2019	11/28/2019	N/A
Rich Media	Patent Proceeds Interest	7,000,180	Methods, systems, and processes for the design and creation of rich media applications via the internet	2/09/2001	2/14/2006	10/16/2023
CXT	US Patent	7,103,568	Online product exchange system	2/23/2004	9/05/2006	8/08/2015
CXT	US Patent	7,933,806	Online product exchange system with price-sorted matching products	9/11/2006	4/26/2011	8/08/2015
CXT	US Patent	8,024,226	Product exchange system	11/06/2006	4/26/2011	8/08/2015
CXT	US Patent	5,983,220	Supporting intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	11/14/1996	11/09/1999	11/14/2016
CXT	US Patent	6,463,431	Database evaluation system supporting their intuitive decision in complex multi-attributive domains using fuzzy, hierarchial expert models	6/25/1999	10/08/2002	11/14/2016
CXT	US Patent	5,940,807	Automated and independently accessible inventory information exchange system	5/28/1997	8/17/1999	5/23/2017
CXT	US Patent	6,081,789	Automated and independently accessible inventory information exchange system	1/08/1999	6/27/2000	5/23/2017
CXT	US Patent	6,601,043	Automated and independently accessible inventory information exchange system	6/26/2000	7/29/2003	5/23/2017

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CXT	US Patent	6,011,537	System for delivering and simultaneously displaying primary and secondary information, and for displaying only the secondary information during interstitial space	1/27/1998	1/04/2000	1/27/2018
CXT	US Patent	7,133,835	Online exchange market system with a buyer auction and a seller auction	10/30/1995	11/07/2006	5/27/2018
CXT	US Patent	6,412,012	System, method, and article of manufacture for making a compatibility aware recommendation to a user	12/23/1998	6/25/2002	12/23/2018
CXT	US Patent	6,493,703	System and method for implementing intelligent online community message board	5/11/1999	12/10/2002	5/11/2019
CXT	US Patent	6,571,234	System and method for managing online message	5/11/1999	5/27/2003	5/11/2019
CXT	US Patent	6,721,748	Online content provider system and method	5/13/2002	4/13/2004	5/11/2019
CXT	US Patent	6,778,982	Online content provider system and method	2/20/2003	8/17/2004	5/11/2019
CXT	US Patent	6,804,675	Online content provider system and method	3/17/2003	10/12/2004	5/11/2019
CXT	US Patent	7,159,011	System and method for managing an online messaging board	8/16/2004	1/02/2007	5/11/2019
CXT	US Patent	7,162,471	Content query system and method	8/16/2004	1/9/2007	5/11/2019
CXT	US Patent	RE43,835	Online content tabulating system and method	2/22/2007	11/27/2012	5/11/2019
CXT	US Patent	RE45,661	Online content tabulating system and method	11/20/2012	9/1/2015	5/11/2019
CXT	US Patent	7,065,494	Electronic customer service and rating system and	6/25/1999	6/20/2006	6/25/2019
CXT	US Patent	7,340,411	System and method for generating, capturing, and managing customer lead information over a computer network	10/20/2003	3/4/2008	8/2/2021
CXT	US Patent	8,260,806	Storage, management and distribution of consumer information	6/29/2007	9/4/2012	10/17/2021
CXT	US Patent	7,487,130	Consumer-controlled limited and constrained access to a centrally stored information account	1/6/2006	2/3/2009	11/7/2021
CXT	US Patent	7,016,877	Consumer-controlled limited and constrained access to a centrally stored information account	11/7/2001	3/21/2006	2/22/2023
CXT	US Patent	7,257,581	Storage, management and distribution of consumer information	8/6/2001	8/14/2007	6/2/2023
CXT	US Patent	7,467,141	Branding and revenue sharing models for facilitating storage, management and distribution of consumer information	8/20/2001	12/16/2008	7/28/2023

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CXT	US Patent	7,016,875	Single sign-on for access to a central data repository	10/9/2001	3/21/2006	8/19/2023
CXT	US Patent	8,566,248	Initiation of an information transaction over a network via a wireless device	11/20/2001	10/22/2013	6/17/2026
CXT	US Patent	9,928,508	Single sign-on for access to a central data repository	01/06/2006	03/27/2018	12/20/2022
CMOS	US Patent	6,624,404	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	11/26/2001	9/23/2003	12/30/2019
CMOS	Korean Patent	KR10-0303774	Method for fabricating cmos image sensor	12/30/1998	7/13/2001	12/30/2018
CMOS	US Patent	6,348,361	CMOS image sensor having enhanced photosensitivity and method for fabricating the same	12/30/1999	02/19/2002	12/30/2019
CMOS	US Patent	6,184,055	CMOS image sensor with equivalent potential diode and method for fabricating the same	02/26/1999	02/06/2001	02/26/2019
CMOS	Chinese Patent	CNZL99105588.8	Complementary mos image sensor and making method thereof	02/28/1999	10/13/2004	02/27/2019
CMOS	Chinese Patent	CNZL200310104488.4	Image sensing device and its manufacturing method	02/28/1999	03/26/2008	02/27/2019
CMOS	German Patent	DE19908457.2	Photodiode used in cmos image sensing device	02/26/1999	11/28/2013	02/26/2019
CMOS	French Patent	FR2775541	Photodiode for use in a cmos image sensor and method for fabricating the same	03/01/1999	08/02/2002	03/01/2019
CMOS	French Patent	FR2779870	Photodiodes for image sensors	03/01/1999	05/13/2005	03/01/2019
CMOS	United Kingdom Patent	GB2334817	Photodiode for use in a cmos image sensor and method for fabricating the same	03/01/1999	07/01/2003	03/01/2019
CMOS	United Kingdom Patent	GB2383900	CMOS image sensor and method for fabricating the same	03/01/1999	08/20/2003	03/01/2019
CMOS	Japanese Patent	JP4390896	CMOS image sensor and manufacture thereof	03/01/1999	10/16/2009	03/01/2019
CMOS	Korean Patent	KR10-0278285	CMOS image sensor and manufacturing method thereof	02/24/1999	10/18/2000	02/24/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
CMOS	Taiwanese Patent	TWI141677	CMOS image sensor with equivalent potential diode	03/22/1999	10/01/2001	03/21/2019
CMOS	US Patent	6,180,969	CMOS image sensor with equivalent potential diode	02/26/1999	01/30/2001	02/26/2019
CMOS	US Patent	6,563,187	CMOS image sensor integrated together with memory device	06/29/1999	05/13/2003	06/29/2019
CMOS	US Patent	6,949,388	CMOS image sensor integrated together with memory device	05/12/2003	09/27/2005	11/09/2019
CMOS	Korean Patent	KR10-0464955	CMOS image sensor integrated with memory device	06/29/1998	12/24/2004	06/29/2018
CMOS	US Patent	6,627,929	Solid state ccd image sensor having a light shielding	06/13/2001	09/30/2003	10/13/2018
CMOS	Korean Patent	KR10-0263473	Solid state image device and fabrication method thereof	02/16/1998	05/17/2000	02/16/2018
CMOS	US Patent	6,300,157	Solid state image sensor and method for fabricating the same	10/13/1998	10/09/2001	10/13/2018
CMOS	US Patent	7,113,203	Method and system for single-chip camera	05/07/2002	09/26/2006	05/13/2022
CMOS	US Patent	6,706,550	Photodiode having a plurality of PN junctions and image sensor having the same	10/16/2002	3/16/2004	02/26/2019
CMOS	Japanese Patent	JP4139931	Pinned photodiode of image sensor, and its manufacture	06/28/1999	6/20/2008	06/28/2019
CMOS	Korean Patent	KR10-0275123	Pinned photodiode of image sensor and manufacturing method thereof	06/29/1998	9/19/2000	06/29/2018
CMOS	Taiwanese Patent	TWI133257	Photodiode having a plurality of PN junctions and image sensor having the same	06/30/1999	5/28/2001	06/29/2019
CMOS	US Patent	6,489,643	Photodiode having a plurality of PN junctions and image sensor having the same	06/28/1999	12/03/2002	06/28/2019
M-RED	US Patent	6,853,259	Ring oscillator dynamic adjustments for auto	08/15/2001	2/08/2005	08/15/2021
M-RED	US Patent	7,068,557	Ring oscillator dynamic adjustments for auto	01/25/2005	6/27/2006	08/15/2021
M-RED	US Patent	7,209,401	Ring oscillator dynamic adjustments for auto	05/02/2006	4/24/2007	08/15/2021
M-RED	US Patent	6,221,682	Method and apparatus for evaluating a known good die using both wire bond and flip-chip interconnects	05/28/1999	4/24/2001	05/28/2019
M-RED	US Patent	RE43,607	Method and apparatus for evaluating a known good die using both wire bond and flip-chip interconnects	05/31/2007	8/28/2012	12/31/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,177,843	Oscillator circuit controlled by programmable logic	05/26/1999	1/23/2001	05/26/2019
M-RED	US Patent	6,628,171	Method, architecture and circuit for controlling and/or operating an oscillator	01/23/2001	9/30/2003	05/26/2019
M-RED	US Patent	6,831,690	Electrical sensing apparatus and method utilizing an array of transducer elements	12/07/1999	12/14/2004	12/07/2019
M-RED	US Patent	7,511,754	Electrical sensing apparatus and method utilizing an array of transducer elements	10/26/2004	3/31/2009	02/07/2022
M-RED	US Patent	6,498,399	Low dielectric-constant dielectric for etchstop in dual damascene backend of integrated circuits	09/08/1999	12/24/2002	09/08/2019
M-RED	US Patent	6,744,311	Switching amplifier with voltage-multiplying output	04/23/2002	6/01/2004	04/23/2022
M-RED	US Patent	6,646,465	Programmable Logic Device Including Bi-Directional Shift Register	02/07/2002	11/11/2003	02/07/2022
M-RED	US Patent	6,721,310	Multiport non-blocking high capacity atm and packet switch	11/02/2001	4/13/2004	11/02/2021
M-RED	US Patent	6,456,183	Inductor for Integrated Circuit	02/24/2000	9/24/2002	02/24/2020
M-RED	US Patent	6,838,970	Inductor for Integrated Circuit	07/26/2002	1/04/2005	09/30/2020
M-RED	US Patent	6,459,135	Monolithic Integrated Circuit Incorporating An Inductive Component And Process For Fabricating Such An Integrated Circuit	03/15/2000	10/01/2002	03/15/2020
M-RED	US Patent	6,388,322	Article comprising a mechanically compliant bump	01/17/2001	5/14/2002	01/17/2021
M-RED	US Patent	6,458,411	Method of making a mechanically compliant bump	10/05/2001	10/01/2002	01/17/2021
M-RED	US Patent	6,506,648	Method of fabricating a high-power RF field effect transistor with reduced hot electron injection and resulting structure	09/02/1998	1/14/2003	06/27/2019
M-RED	US Patent	6,735,422	Calibrated DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/02/2000	5/11/2004	10/02/2020
M-RED	US Patent	6,674,998	System and method for detecting and correcting phase error between differential signals	12/21/2000	1/06/2004	10/02/2020
M-RED	US Patent	6,891,440	Quadrature oscillator with phase error correction	12/21/2000	1/06/2004	08/08/2022
M-RED	US Patent	6,763,228	Precision automatic gain control circuit	12/21/2001	7/13/2004	10/03/2021

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,748,200	Automatic gain control system and method for a ZIF architecture	04/04/2003	6/08/2004	10/02/2020
M-RED	US Patent	RE42,799	Packet acquisition and channel tracking for a wireless communication device configured in a zero intermediate frequency architecture	06/27/2008	10/04/2011	01/22/2023
M-RED	US Patent	6,560,448	DC compensation system for a wireless communication device configured in a zero intermediate frequency architecture	10/02/2000	5/06/2003	08/29/2021
M-RED	US Patent	6,448,910	Method and apparatus for convolution encoding and viterbi decoding of data that utilize a configurable processor to configure a plurality of re-configurable processing elements	03/26/2001	9/10/2002	03/26/2021
M-RED	US Patent	7,127,588	Apparatus and method for an improved performance VLIW processor	12/05/2000	10/24/2006	03/17/2022
M-RED	US Patent	6,757,752	Micro Controller Development System	01/14/2002	6/29/2004	01/14/2022
M-RED	US Patent	6,509,646	Apparatus For Reducing An Electrical Noise Inside A Ball Grid Array Package	05/22/2000	1/21/2003	05/22/2020
M-RED	US Patent	6,365,970	Bond Pad Structure And Its Method Of Fabricating	12/10/1999	4/02/2002	12/10/2019
M-RED	US Patent	6,912,601	Method of programming PLDs using a wireless link	06/28/2000	6/28/2005	05/11/2022
M-RED	US Patent	6,496,054	Control signal generator for an overvoltage-tolerant interface circuit on a low voltage process	05/09/2001	12/17/2002	05/09/2021
M-RED	US Patent	6,194,279	Fabrication method for gate spacer	06/28/1999	2/27/2001	06/28/2019
M-RED	US Patent	6,281,554	Electrostatic discharge protection circuit	03/20/2000	8/28/2001	03/20/2020
M-RED	US Patent	6,657,263	MOS transistors having dual gates and self-aligned interconnect contact windows	06/28/2001	12/02/2003	03/24/2020
M-RED	US Patent	6,461,908	Method of manufacturing a semiconductor device	04/10/2001	10/08/2002	04/10/2021
M-RED	US Patent	6,737,995	Clock and data recovery with a feedback loop to adjust the slice level of an input sampling circuit	04/10/2002	5/18/2004	04/18/2022
M-RED	US Patent	6,747,522	Digitally controlled crystal oscillator with integrated coarse and fine control	05/03/2002	6/08/2004	05/17/2022
M-RED	US Patent	6,275,116	Method, circuit and/or architecture to improve the frequency range of a voltage-controlled oscillator	06/08/1999	8/14/2001	06/08/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,608,763	Stacking system and method	09/15/2000	8/19/2003	05/24/2021
M-RED	US Patent	6,404,043	Panel stacking of BGA devices to form three-dimensional modules	06/21/2000	6/11/2002	06/21/2020
M-RED	US Patent	6,472,735	Three-dimensional memory stacking using anisotropic epoxy interconnections	04/05/2001	10/29/2002	06/27/2020
M-RED	US Patent	6,544,815	Panel stacking of BGA devices to form three-dimensional modules	08/06/2001	4/08/2003	06/21/2020
M-RED	US Patent	6,566,746	Panel stacking of BGA devices to form three-dimensional modules	12/14/2001	5/20/2003	06/21/2020
M-RED	US Patent	6,878,571	Panel stacking of BGA devices to form three-dimensional modules	12/11/2002	4/12/2005	04/30/2021
M-RED	US Patent	6,627,984	Chip stack with differing chip package types	07/24/2001	9/30/2003	07/24/2021
M-RED	US Patent	6,908,792	Chip stack with differing chip package types	10/03/2002	6/21/2005	02/21/2022
M-RED	US Patent	6,205,524	Multimedia arbiter and method using fixed round-robin slots for real-time agents and a timed priority slot for non-real-time agents	09/16/1998	3/20/2001	09/16/2018
M-RED	US Patent	6,157,978	Multimedia round-robin arbitration with phantom slots for super-priority real-time agent	01/06/1999	12/05/2000	09/16/2018
M-RED	US Patent	6,117,750	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively	12/21/1998	9/12/2000	12/21/2018
M-RED	US Patent	6,429,098	Process for obtaining a layer of single-crystal germanium or silicon on a substrate of single-crystal silicon or germanium, respectively, and multilayer products obtained	09/11/2000	8/06/2002	12/21/2018
M-RED	US Patent	6,134,176	Disabling a defective element in an integrated circuit device having redundant elements	11/24/1998	10/17/2000	11/24/2018
M-RED	US Patent	6,366,998	Reconfigurable functional units for implementing a hybrid vliw-simd programming model	10/14/1998	4/02/2002	10/14/2018
M-RED	US Patent	6,401,217	Method For Error Recognition In A Processor System	07/22/1998	6/04/2002	07/22/2018
M-RED	US Patent	6,169,028	Method for fabricating metal interconnected structure	01/26/1999	1/02/2001	01/26/2019
M-RED	US Patent	6,190,981	Method for fabricating metal oxide semiconductor	02/03/1999	2/20/2001	02/03/2019
M-RED	US Patent	6,130,823	Stackable ball grid array module and method	02/01/1999	10/10/2000	02/01/2019

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
M-RED	US Patent	6,208,004	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	08/19/1998	3/27/2001	08/19/2018
M-RED	US Patent	6,479,362	Semiconductor device with high-temperature-stable gate electrode for sub-micron applications and fabrication thereof	02/14/2001	11/12/2002	08/19/2018
M-RED	Korean Patent	KR10-0796825	Method of manufacturing a semiconductor device	04/03/2001	6/24/2009	04/03/2021
M-RED	British Patent	GB0930382	Process for obtaining a layer of single crystal germanium or silicon on single crystal silicon or germanium substrate respectively, and multilayer products thus obtained	12/09/1998	8/21/2002	12/09/2018
M-RED	Italian Patent	IT0930382	Process for obtaining a layer of single crystal germanium or silicon on single crystal silicon or germanium substrate respectively, and multilayer products thus obtained	12/09/1998	8/21/2002	12/09/2018
M-RED	Korean Patent	KR10-0633947	Method of fabricating a high power rf field effect transistor with reduced hot electron injection and resulting structure	08/17/1999	10/04/2006	08/17/2019
M-RED	French Patent	FR2791470	Monolithic Integrated Circuit Comprising An Inductor And A Method Of Fabricating The Same	03/23/1999	6/01/2001	03/23/2019
M-RED	French Patent	FR2790328	Inductive Component, Integrated Transformer, In Particular For A Radio Frequency Circuit, And Associated Integrated Circuit With Such Inductive Component Or Integrated Transformer	02/26/1999	4/20/2001	02/26/2019
M-RED	Japanese Patent	JP4846167	Method of manufacturing a semiconductor device	04/03/2001	10/21/2011	04/03/2021
M-RED	Japanese Patent	JP5051939	Electric sensor device, method for generating electric signal from array of converter element	12/05/2000	8/03/2012	12/05/2020
AMI	US Patent	8,280,014	System and method for associating audio clips with	11/29/2006	10/02/2012	11/08/2030
AMI	US Patent	9,088,667	System and method for associating audio clips with	09/06/2012	7/21/2015	06/30/2027
AMI	US Patent	10,033,876	System and method for associating audio clips with	06/02/2015	7/24/2018	11/29/2026
AMI	US Patent	10,348,909	System and method for associating audio clips with	06/18/2018	7/09/2019	11/29/2026
AMI	US Patent	10,938,995	System and method for associating audio clips with	05/23/2019	3/02/2021	11/29/2026

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
AMI	US Patent Application	17/162,354	System and method for associating audio clips with objects	01/29/2021	5/20/2021	N/A
PLL	US Patent	7,761,371	Analyzing a credit counseling agency	07/19/2007	7/20/2010	10/19/2020
PLL	US Patent	7,827,097	System for transferring an inbound communication to one of a plurality of credit-counseling agencies	10/19/2000	11/02/2010	10/23/2024
PLL	US Patent	7,860,785	Communication system to automatically refer an inbound communication	07/19/2007	12/28/2010	10/19/2020
PLL	US Patent	8,209,257	System for transferring an inbound communication to one of a plurality of credit-counseling agencies	11/01/2010	6/26/2012	11/27/2020
PLL	US Patent	8,725,630	Method of processing a phone call	06/25/2012	5/13/2014	10/19/2020
PLL	US Patent	9,948,771	Using an interactive voice response apparatus	05/12/2014	4/17/2018	12/23/2022
PLL	US Patent	10,230,840	Method of using an apparatus processing phone call routing	05/12/2014	3/12/2019	01/05/2022
PLL	US Patent	10,735,582	Apparatus processing phone calls	03/11/2019	8/04/2020	10/19/2020
TLL	US Patent	8,327,441	System and method for application attestation	02/17/2012	12/04/2012	02/17/2032
TLL	US Patent	8,776,180	Systems and methods for using reputation scores in network services and transactions to calculate security risks to computer systems and platforms	07/27/2012	7/08/2014	08/22/2032
TLL	US Patent	8,850,517	Runtime risk detection based on user, application, and system action sequence correlation	01/15/2013	9/30/2014	01/15/2033
TLL	US Patent	8,850,588	Systems and methods for providing Mobile security based on dynamic Attestation	07/27/2012	9/30/2014	08/11/2032
TLL	US Patent	8,990,948	Systems and methods for orchestrating runtime operational integrity	07/27/2012	3/24/2015	01/12/2033
TLL	US Patent	9,027,125	Systems and methods for network flow remediation based on risk correlation	07/27/2012	5/05/2015	09/02/2032
TLL	US Patent	9,092,616	Systems and methods for threat identification and remediation	07/27/2012	7/28/2015	01/25/2033
TLL	US Patent	7,565,549	System and method for the managed security control of processes on a computer system	07/03/2007	7/21/2009	01/03/2023
TLL	US Patent	7,673,137	System and method for the managed security control of processes on a computer system	01/03/2003	3/02/2010	06/12/2028

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
TLL	US Patent	8,150,958	Methods, systems and computer program products for disseminating status information to users of computer resources	05/05/2004	4/03/2012	09/06/2031
TLL	US Patent	8,955,038	Methods and systems for controlling access to computing resources based on known security vulnerabilities	08/16/2012	2/10/2015	06/13/2026
TLL	US Patent	9,608,997	Methods and systems for controlling access to computing resources based on known security vulnerabilities	02/10/2015	3/28/2017	06/13/2026
TLL	US Patent	9,923,918	Methods and systems for controlling access to computing resources based on known security vulnerabilities	03/27/2017	3/20/2018	06/13/2026
TLL	Korean Patent	20,090,075,861	On demand virus scan	12/04/2007	N/A	N/A
TLL	US Patent	8,572,738	On demand virus scan	12/07/2006	10/29/2013	11/08/2030
TLL	US Patent	6,842,796	Information extraction from documents with regular expression matching	07/03/2001	1/11/2005	05/28/2022
TLL	US Patent	6,928,549	Dynamic intrusion detection for computer systems	07/09/2001	8/09/2005	08/29/2023
TLL	US Patent	8,180,941	Mechanisms for priority control in resource allocation	12/04/2009	5/15/2012	10/27/2025
TLL	US Patent	8,055,996	Lightweight form pattern validation	11/13/2003	11/08/2011	10/06/2027
TLL	US Patent	8,086,835	Rootkit detection	06/04/2007	12/27/2011	06/19/2030
TLL	US Patent	8,127,356	System, method and program product for detecting unknown computer attacks	08/27/2003	2/28/2012	12/11/2028
TLL	US Patent	8,135,958	Method, system, and apparatus for dynamically validating a data encryption operation	11/22/2005	3/13/2012	09/05/2030
TLL	US Patent	8,140,853	Mutually excluded security managers	07/01/2008	3/20/2012	12/31/2030
TLL	US Patent	8,171,533	Managing web single sign-on applications	09/29/2008	5/01/2012	03/02/2031
TLL	US Patent	8,819,419	Method and system for dynamic encryption of a URL	04/03/2003	8/26/2014	10/22/2032
TLL	US Patent	9,118,634	Dynamic encryption of a universal resource locator	07/02/2014	8/25/2015	04/03/2023
TLL	US Patent	9,628,453	Dynamic encryption of a universal resource locator	06/10/2015	4/18/2017	04/03/2023
TLL	US Patent	9,860,251	Dynamic encryption of a universal resource locator	01/30/2017	1/02/2018	04/03/2023
TLL	US Patent	8,769,126	Expanded membership access control in a collaborative environment	06/24/2004	7/01/2014	07/03/2028

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
TLL	European Patent	EP2727042	Rules based actions for mobile device management	07/02/2012	4/06/2016	07/02/2032
TLL	US Patent	9,071,518	Rules based actions for mobile device management	07/02/2012	6/30/2015	07/02/2032
TLL	US Patent	7,631,354	System security agent authentication and alert	12/30/2004	7/06/2006	07/18/2027
STX	US Patent	7,592,532	Method and Apparatus for Remote Voice-over or Music Production and Management	09/27/2005	9/22/2009	04/25/2026
STX	US Patent	9,635,312	Method and Apparatus for Remote Voice-over or Music Production and Management	12/11/2015	4/25/2017	09/27/2025
STX	US Patent	10,726,822	Method and Apparatus for Remote Digital Content Monitoring and Management	04/24/2017	7/28/2020	09/27/2025
STX	US Patent	11,372,913	Method and Apparatus for Remote Digital Content Monitoring and Management	07/27/2020	6/28/2022	09/27/2025
MML	US Patent	7,725,116	Techniques for combining voice with wireless text short message services	11/25/2006	5/25/2010	09/17/2026
MML	US Patent	7,929,949	Interactive multimodal messaging	02/03/2009	4/19/2011	02/03/2029
MML	US Patent	8,107,978	Addressing voice SMS messages	03/27/2008	1/31/2012	03/27/2028
MML	US Patent	8,688,150	Methods for identifying messages and communicating with users of a multimodal message service	08/12/2005	4/01/2014	02/16/2029
MML	US Patent	9,185,227	Sender driven call completion system	12/12/2013	11/10/2015	12/12/2033
MML	US Patent	9,520,851	Predictive automatic gain control in a media processing system	03/12/2015	12/13/2016	06/09/2035
MML	US Patent	9,532,191	Multi-modal transmission of early media notifications	05/17/2013	12/27/2016	05/17/2033
MML	US Patent	9,686,324	System and method for establishing communication links between mobile devices	02/27/2014	6/20/2017	05/01/2034
MML	US Patent	10,552,030	Multi-Gesture Media Recording System	10/11/2013	2/04/2020	07/05/2035
MML	US Patent	10,884,609	Multi-Gesture Media Recording System	01/07/2020	1/05/2021	10/11/2033
MML	US Patent	11,294,562	Multi-Gesture Media Recording System	12/10/2020	4/05/2022	10/11/2033
MML	US Patent	11,567,653	Multi-Gesture Media Recording System	03/22/2022	1/31/2023	10/11/2033

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
MML	US Patent	11,822,779	Multi-Gesture Media Recording System	01/30/2023	11/21/2023	10/11/2033
MML	US Application	18/473,328	Multi-Gesture Media Recording System	09/25/2023	1/11/2024	N/A
MML	US Patent	8,161,116	Method and system for communicating a data file over a network	05/24/2004	4/17/2012	08/28/2026
MML	US Patent	8,504,633	Method and system for communicating a data file	04/12/2012	8/06/2013	05/24/2024
LSC	US Patent	6,549,988	Data storage system comprising a network of PCs and method using same	01/22/1999	4/15/2013	01/22/2019
LSC	US Patent	8,225,002	Data storage and data sharing in a network of heterogeneous computers	03/05/2003	7/17/2012	01/22/2019
LSC	US Patent	9,811,463	Apparatus Including an I/O Interface and a Network Interface and Related Method of Use	02/23/2017	11/07/2017	01/22/2019
LSC	US Patent	10,154,092	Data Sharing Using Distributed Cache in a Network of Heterogeneous Computers	01/15/2016	12/11/2018	01/15/2016
EDI	US Patent	9,786,163	Automated highway system	04/05/2016	10/10/2017	10/10/2021
EDI	US Patent	10,026,310	Automated highway system	09/09/2016	7/17/2018	04/05/2036
EDI	US Patent	10,297,146	Automated highway system	07/16/2018	5/21/2019	04/05/2036
EDI	US Patent	10,796,566	Automated highway system	05/20/2019	10/06/2020	04/05/2036
EDI	US Patent	11,200,796	Automated highway system	10/05/2020	12/14/2021	04/05/2036
EDI	US Application	17/548,798	Automated highway system	12/13/2021	10/27/2022	N/A
Tyche	US Patent	6,900,087	Symmetric inducting device for an integrated circuit having a ground shield	08/21/2003	5/31/2005	10/14/2022
Tyche	US Patent	7,084,481	Symmetric inducting device for an integrated circuit having a ground shield	05/28/2004	8/01/2006	07/13/2022
DIP	US Patent	6,936,898	Diagonal deep well region for routing body-bias voltage for MOSFETS in surface well regions	12/31/2002	8/30/2005	03/03/2023
DIP	US Patent	7,098,512	Layout patterns for deep well region to facilitate routing body-bias voltage	10/10/2003	8/29/2006	03/14/2023
DIP	US Patent	7,332,763	Selective coupling of voltage feeds for body bias voltage in an integrated circuit device	01/26/2004	2/19/2008	07/05/2023

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
DIP	US Patent	7,211,478	Diagonal deep well region for routing body-bias voltage for MOSFETS in surface well regions	08/08/2005	5/01/2007	12/31/2022
DIP	US Patent	7,645,664	Layout pattern for deep well region to facilitate routing body-bias voltage	06/08/2006	1/12/2010	12/21/2023
DIP	US Patent	7,323,367	Diagonal deep well region for routing body-bias voltage for MOSFETS in surface well regions	05/01/2007	1/29/2008	12/31/2022
DIP	US Patent	7,608,897	Sub-surface region with diagonal gap regions	01/28/2008	10/27/2009	12/31/2022
DIP	US Patent	9,251,865	Selective coupling of voltage feeds for body bias voltage in an integrated circuit device	02/11/2008	2/02/2016	07/05/2023
DIP	US Patent	8,415,730	Selective coupling of voltage feeds for body bias voltage in an integrated circuit device	02/19/2008	4/09/2013	07/05/2023
DIP	US Patent	7,149,851	Method and system for conservatively managing store capacity available to a processor issuing stores	08/21/2003	12/12/2006	10/17/2024
DIP	US Patent	7,606,979	Method and system for conservatively managing store capacity available to a processor issuing stores	12/12/2006	10/20/2009	08/21/2023
DIP	US Patent	RE44,025	Apparatus and method for integrated circuit power management	07/18/2008	2/19/2013	09/09/2024
HPE	US Patent	7,962,948	VIDEO-ENABLED COMMUNITY BUILDING	04/06/2001	6/14/2011	02/17/2026
HPE	US Patent	8,230,497	Method Of Identifying Software Vulnerabilities On A Computer System	11/04/2002	7/24/2012	09/24/2031
HPE	US Patent	7,353,539	SIGNAL LEVEL PROPAGATION MECHANISM FOR DISTRIBUTION OF A PAYLOAD TO VULNERABLE SYSTEMS	01/16/2003	4/01/2008	06/02/2025
HPE	US Patent	7,647,327	Method And System For Implementing Storage Strategies Of A File Autonomously Of A User	09/24/2003	1/12/2010	02/04/2025
HPE	US Patent	7,404,204	System And Method For Authentication Via A Single Sign-on Server	02/06/2004	7/22/2008	03/02/2026
HPE	US Patent	7,426,633	System And Method For Reflashing Disk Drive	05/12/2005	9/16/2008	09/15/2026
HPE	US Patent	8,027,333	IP-based Enhanced Emergency Services Using Intelligent Client Devices	09/05/2008	9/27/2011	08/15/2024
HPE	US Patent	7,440,442	IP-based Enhanced Emergency Services Using Intelligent Client Devices	10/21/2003	10/21/2008	11/24/2026
HID	US Patent	7,745,886	Semiconductor on insulator (SOI) switching circuit	09/29/2008	6/29/2010	12/25/2028

Segment	Type	Number	Title	File Date	Issue / Publication Date	Expiration
HID	US Patent	9,412,758	Semiconductor on insulator (SOI) structure with more predictable junction capacitance and method for fabrication	09/29/2008	8/09/2016	09/29/2028
HID	US Patent	9,245,826	Anchor vias for improved backside metal adhesion to semiconductor substrate	01/27/2014	1/26/2016	01/27/2034
HID	US Patent	9,147,609	Through silicon via structure, method of formation, and integration in semiconductor substrate	03/08/2012	9/29/2015	08/28/2032
HID	US Patent	7,772,673	Deep trench isolation and method for forming same	03/16/2007	8/10/2010	06/27/2028
HID	US Patent	10,622,262	High performance SiGe heterojunction bipolar transistors built on thin film silicon-on-insulator substrates for radio frequency applications	10/06/2017	4/14/2020	10/06/2037
HID	US Patent	10,991,631	High performance SiGe heterojunction bipolar transistors built on thin-film silicon-on-insulator substrates for radio frequency applications	07/02/2018	4/27/2021	10/06/2037
KOYO	US Patent	9,116,598	User interface for use in computing device with sensitive display	01/01/2013	8/25/2015	07/10/2033
KOYO	US Patent	10,969,930	User interface for use in computing device with sensitive display	03/09/2020	4/06/2021	01/01/2033

*	Subject to any terminal disclaimer

Research and Development

We did not incur research and development expenses during 2023 or 2022, since research and development are not part of our business.

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

Pursuant to the agreement with the third consultant, the compensation payable to him consists of a restricted stock grant of 100,000 shares of Common Stock which immediately vests in full and a ten-year option to purchase 300,000 shares of Common Stock, which becomes exercisable cumulatively as follows:

●	100,000 shares at an exercise price of $1.00 per share which became exercisable on February 22, 2022, which was the first anniversary of the date of the agreement;

●	100,000 shares at an exercise price of $3.00 per share which became exercisable on February 22, 2023, which was the second anniversary of the date of the agreement; and

●	100,000 shares at an exercise price of $5.00 per share which became exercisable on February 22, 2024, which was the third anniversary of the date of the agreement.

Employees

As of March 29, 2024, we have two employees, who are our officers, one of whom works on a part-time basis. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through December 31, 2023, we generated a cumulative loss of approximately $22.6 million on cumulative revenues of approximately $37.0 million, and our losses are continuing. Although we generated in net income in 2023, of approximately $3.6 million on revenues of approximately $13.2 million, the revenue and net income resulted from one-time, paid-up licenses in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries as part of the settlement of patent infringement lawsuits, and we cannot assure you that we will generate any significant revenue or net income in the future. Our total assets were approximately $7,274,000 at December 31, 2023, of which approximately $2,972,000 represented the book value of patents we acquired from Tower in March of 2023. At December 31, 2023, we had a working capital deficiency of approximately $8,335,000.

Our independent auditors have included a substantial doubt going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2023. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a substantial doubt going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2023.

We require significant funding in order to develop our business. Our business requires substantial funding to evaluate and acquire intellectual property rights and to develop and implement programs to monetize our intellectual property rights, including the prosecution of any litigation necessary to enable us to monetize our intellectual property rights. Our failure to develop and implement these programs could both jeopardize our relationships under our existing agreements and could inhibit our ability to generate new business, either through the acquisition of intellectual property rights or through exclusive management agreements. We cannot be profitable unless we are able to obtain the funding necessary to develop our business, including litigation to monetize our intellectual property, and to pay our ongoing expenses, including compensation to our chief executive officer, which is $660,000 for 2024, as well as professional expenses and other public company expenses. Although we have agreements with QFL and QF3 which provide a funding to acquire intellectual property rights, QFL or QF3 must approve any intellectual property we acquire and, if QFL or QF3 does not fund an intellectual property acquisition, we may not be able to acquire and monetize the intellectual property. We cannot assure you that we will be able to obtain necessary funding or to develop our business.

The terms of our agreements with QF3, QFL and Intelligent Partners may make it difficult for us to generate cash flow from our operations. We have an agreement with QFL pursuant to which QFL agreed to make available to us a financing facility of (i) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which we have received $2,653,000 as of December 31, 2023; (ii) up to $2,000,000 for operating expenses from which the Company may, at its discretion, draw up to $200,000 per calendar quarter, of which we have drawn down $2,000,000 as of December 31, 2023, and (iii) $1,750,000 which was used to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. We also have an agreement with QF3 pursuant to which QF3 agreed to make available to us a financing facility of (i) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize: (ii) up to $4,000,000 for operating expenses from which the Company may, at its discretion, draw up to $500,000 per calendar quarter, of which we have drawn down $2,500,000 as of December 31, 2023, and (iii) $3,300,000 which was used to fund purchase of a patent portfolio from Tower. Pursuant to the QFL and QF3 agreements, QFL and QF3 receive all proceeds payable to us from the monetization of those patents which have been financed by QFL and QF3, respectively, until QFL and QF3 has received its negotiated rate of return, respectively, then we and QFL and QF3, respectively, share equally in the proceeds from monetization until QFL and QF3, respectively has received its investment return and thereafter we receive all of the net proceeds. Pursuant to our restructure agreement with Intelligent Partners, we have an obligation to pay TMPO totaling $2,805,000. Under our amended monetization proceeds agreements with Intelligent Partners, we pay Intelligent Partners 60% of the net monetization proceeds from associated intellectual property portfolios. Further, until we have paid Intelligent Partners a total of $2,805,000 under all of the monetization proceeds agreements, for net proceeds between $0 and $1,000,000 we are to pay Intelligent Partners 10% of the net proceeds realized from new assets acquired by us, provided, that, if, in any calendar quarter, our net proceeds realized exceed $1,000,000, Intelligent Partner’s entitlement for that quarter shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000, and if in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter shall increase to 50% on the portion of net proceeds in excess of $3,000,000. These payments come from our share of the proceeds after QFL and QF3 have recovered their negotiated rate of return, respectively. In these agreements, the monetization proceeds is determined after payment of contingent legal fees and certain other expenses, including payments due by us to as part of the purchase price for intellectual property rights. We cannot assure you that, as a result of these provisions, that we will generate any meaningful cash flow from the intellectual property we acquire. If we do not generate sufficient cash flow from our monetization activities, we may not be able to fund our operations or continue in business.

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

We may be subject to cybersecurity risks. We will face significant and persistent cybersecurity risks due to the need to protect both our business generally, including our intellectual property and our negotiations with respect to the the acquisition and monetization of intellectual property rights, as well as the need to protect the confidentiality of information concerning our personnel and others with whom we conduct business. We will face threats from bad actors who seek to disrupt our business as well as others who are engaging in malicious activities for profit, to make a political point or for no particular reason other than creating disruption. Disclosure of certain information as a result of a cybersecurity breach may result is a breach of privacy laws. The substantial level of harm that could occur to us and those with whom we conduct business were we to suffer impacts of a material cybersecurity incident requires us to maintain robust governance and oversight of these risks and to implement mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks.

While we have not, as of the date of this annual report, experienced a cybersecurity threat or incident, we cannot assure you that we will not experience such an incident in the future. Any cybersecurity incidents, whether or not successful, could result in our incurring additional costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, responding to regulatory inquiries or actions, paying damages or making payments to obtain access to our computer systems, or taking other remedial steps with respect to third parties. We cannot assure you that the steps we are taking will not be successful in preventing a cybersecurity breach, that we will not suffer cybersecurity breaches or that we will not incur significant expenses in seeking to deal with the consequences of any attempted or successful cybersecurity breaches or that, if we suffer a material cybersecurity breach that we will be able to continue in business following such breach.

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

Weak global economic conditions may cause potential licensees to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results. Our business depends significantly on strong economic conditions that would encourage potential licensees to enter into license agreements for our intellectual property rights. The United States and world economies have recently experienced weak economic conditions and the recent Russian invasion in Ukraine has exacerbated these conditions, including those resulting from inflation and supply chain line issues. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. Even if economic conditions improve, the uncertainty of the economy could have a material adverse effect on the willingness of parties that we believe are infringing on our assets to enter into settlements or other revenue generating agreements voluntarily.

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

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the OTCQB market under the symbol “QPRC.” The OTCQB market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTCQB “is for early-stage and developing U.S. and international companies. To be eligible, companies must be current in their reporting and undergo an annual verification and management certification process. Companies must meet $0.01 bid test and may not be in bankruptcy.” There is a limited trading market for our common stock and our common stock has frequently traded for less than $0.02 per share. On May 23, 2022, we received notice from the OTC Markets Group that our bid price was less than $0.01 for more than 30 consecutive trading days. As a result of the one-for-100 reverse split, which enabled our common stock to remain listed on the OTCQB, the number of shares in our public float declined by approximately 99%, and, as of the date of this annual report, our public float is less than 4,000,000 shares. Accordingly, there can be no assurance as to the liquidity of any market that may develop for our common stock, the ability of holders of our common stock to sell their shares of our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

Because our common stock is a penny stock, you may have difficulty selling our common stock in the secondary trading market. Our common stock fits the definition of a penny stock and therefore is subject to the rules adopted by the SEC regulating broker-dealer practices in connection with transactions in penny stocks. The SEC rules may have the effect of reducing trading activity in our common stock making it more difficult for investors to purchase and sell their shares. The SEC’s rules require a broker or dealer proposing to effect a transaction in a penny stock to deliver the customer a risk disclosure document that provides certain information prescribed by the SEC, including, but not limited to, the nature and level of risks in the penny stock market. The broker or dealer must also disclose the aggregate amount of any compensation received or receivable by him in connection with such transaction prior to consummating the transaction. In addition, the SEC’s rules also require a broker or dealer to make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction before completion of the transaction. The existence of the SEC’s rules may result in a lower trading volume of our common stock and lower trading prices. Further, some broker-dealers will not process transactions in penny stocks or stocks that are not listed on a stock exchange which will make it difficult for you to purchase or sell our common stock.

Our lack of internal controls over financial reporting may affect the market for and price of our common stock. Our disclosure controls and our internal controls over financial reporting are not effective because of material weaknesses. Since we became engaged in the intellectual property management business in 2008, we have not had the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued poor financial condition together with the fact that we have one full time employee, who is both our chief executive officer and our acting chief financial officer, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

Our lack of a full-time chief financial officer could affect our ability to develop financial controls, which could affect the market price for our common stock. We do not have a full-time chief financial officer. At present, our chief executive officer, who does not have an accounting background, is also our acting chief financial officer. We do not anticipate that we will be able to hire a qualified chief financial officer unless our financial condition improves significantly. The lack of an experienced chief financial officer, together with our lack of internal controls, may impair our ability to raise money through a debt or equity financing, the market for our common stock and our ability to enter into agreements with owners of intellectual property rights.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 1C. CYBERSECURITY

Risk Management

We face significant and persistent cybersecurity risks due to the need to protect both our business generally, including our proprietary information and proprietary information of others, our negotiations with both funding sources and potential sellers of intellectual property and the need to protect the confidentiality of information concerning our personnel and others with whom we conduct business. As a company that owns and seeks to enforce intellectual property rights, we face threats from bad actors who seek to disrupt the business of companies that seek to monetize intellectual property rights by commencing litigation as well as others who are engaging in malicious activities for profit, to make a political point or for no particular reason other than creating disruption. Disclosure of certain information as a result of a cybersecurity breach may result is a breach of privacy laws. The substantial level of harm that could occur to us were we to suffer impacts of a material cybersecurity incident requires us to maintain robust governance and oversight of these risks and to implement mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks.

While we have not, as of the date of this annual report, experienced a cybersecurity threat or incident, we cannot assure you that we will not experience such an incident in the future. Any cybersecurity incidents, whether or not successful, could result in our incurring additional costs related to, for example, rebuilding our internal systems, implementing additional threat protection measures, responding to regulatory inquiries or actions, paying damages or making payments to obtain access to our computer systems, or taking other remedial steps with respect to third parties, as well as incurring significant reputational harm. In addition, these threats are constantly evolving and the bad actors are becoming increasingly sophisticated, thereby increasing the difficulty of successfully defending against them or implementing adequate preventative measures. We seek to detect and investigate unauthorized attempts and attacks against our network and to prevent their occurrence and recurrence where practicable through changes or updates to our internal processes and tools and changes or updates to our products and services; however, we remain potentially vulnerable to known or unknown threats. In some instances, we and the law firms that represent us in litigation can be unaware of a threat or incident or its magnitude and effects. Further, there are increasing regulation requirements regarding responses to cybersecurity incidents, including reporting to regulators, which could subject us to additional liability and reputational harm.

Governance

We apply NIST 800-53, which is a standardized risk management framework for managing and securing our information system. The first step in system authorization is system categorization. This step creates the baseline security controls, depending on the infrastructure and data type. Different data types require different levels of security. Examples of information types may be health care data, banking information or client data. In addition to data types, how and where data is stored is also a consideration when developing security controls. We have applied recommended security controls to match system categorization. For us, our data would be classified as company confidential. We do not store protected health information, personal identifiable information, which is information which permits the identity of an individual to whom the information applies to be reasonably inferred, or client financial information. For storage and processing of data, we use third party storage. We have reviewed the security of the third party systems as well as the security of law firms that we retain to enforce our intellectual property rights, and we believe that they comply with our standards. However, we cannot assure you that the steps we have taken will be sufficient.

Our chief technical officer, Timothy Scahill, is responsible for our cybersecurity protection. Mr. Scahill is an ISC2 Certified Information System Security Professional.

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

Stockholders of Record

As of March 15, 2024, we had 422 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2023.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and warrants) (#)
As of December 31, 2023
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,500,000	3.00	1,760,000
Total	1,500,000	$3.00	1,760,000

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2023.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” and “Risk Factors.” Our actual results could differ materially from those anticipated in the forward-looking statements.

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage twenty-two intellectual property portfolios, of which we are currently seeking or may seek monetization with respect to 12, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits.

Market and Economic Conditions

In recent years, the United States and other markets have experienced cyclical or episodic downturns, and worldwide economic conditions remain uncertain, including, as a result of the COVID-19 pandemic, supply chain disruptions, the Russian invasion of Ukraine, recent attacks by Hamas on Israel from the Gaza Strip and the resultant action by Israel against Hamas in the Gaza Strip and the potential for broader conflict in the Middle East, instability in the U.S. and global banking systems, rising fuel prices, increasing interest rates or foreign exchange rates and increased inflation and the possibility of a recession. We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. A significant downturn in economic conditions may adversely affect the intellectual property licensing market including the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation; a law firms’ ability and willingness to provide us with legal services on acceptable contingent fee terms; and the financial condition and prospects of defendants and potential defendants, which could make it less likely that they would be willing to settle our claim.

Further, to the extent that holders of intellectual property rights see these and other macroeconomic factors, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the years ended December 31, 2023 and 2022 was from patent licensing fees, of which approximately 100% was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us a continuing stream of revenue, to date we have not been successful in doing so, and we do not anticipate that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year and the net income we generated in 2023 may prove to be an aberration. Our gross profit from license fees reflects the payment of any royalties due in connection with our license.

It is generally necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. Because we cannot fund litigation ourselves, we need to enter into an agreement with a third-party funding source. Our agreements with the funding sources typically provide that the funding source pays the litigation costs and that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis or we obtain funding from third party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third party that funds the litigation would be entitled to participate in any recovery. To the extent that we have agreements with counsel and/or litigation funding sources pursuant to which payments made to them represent a portion of the gross recovery, and such payment is contingent upon a recovery, our revenue from litigation reflects the gross recovery from litigation as licensing fees, and payments to counsel and/or litigation funding sources are reflected as cost of revenue.

Agreements with QF3, QFL and Intelligent Partners

On March 12, 2023, we entered into a funding agreement with QF3.

Pursuant to the Purchase Agreement with QF3, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which no amounts have been received as of December 31, 2023; (b) up to $4,000,000 for operating expenses, of which the we have requested and received $2,500,000 as of December 31, 2023; and (iii) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. See Item 1. Business – Agreements with QF3 for a description of the agreements with QF3.

On February 22, 2021, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which $2,653,000 has been advanced as of December 31, 2023; (b) up to $2,000,000 for operating expenses, of which the we have requested and received $2,000,000 as of December 31, 2023; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners. Our obligations to QFL are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. We also granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and regained compliance on May 7, 2021 and we granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

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

Portfolios

In August 2021, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Yamaha Corporation and Steinberg Media Technologies GMBH. In March 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Parrot SA, Delair SAS, Drone Volt, SA, EHang Holdings Limited and Flyability SA. In July 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against FUJIFILM Holdings Corporation et al. The actions against Yamaha Corporation, Steinberg Media Technologies GMBH, Parrot SA, Drone Volt, SA, Delair SAS and Flyability SA have been resolved, and revenue for the year ended December 31, 2022 includes revenue from the related settlements. As of December 31, 2023, the matter against FUJIFILM Holdings Corporation et al has been resolved and revenue for the year ended December 31, 2023 includes revenue from the settlement.

In September 2021, M-RED Inc. brought patent infringement suits in the U.S. District for the Eastern District of Texas against Xiaomi Corporation et. al., OnePlus Technology (Shenzhen) Co., Ltd., Biostar Microtech International Corp. and Giga-Byte Technology Co., Ltd. All matters were resolved in 2022 and our revenue for the year ended December 31, 2022 includes revenue from the related settlements. We did not generate revenue from the M-RED Portfolio in 2023 and do not anticipate allocating further resources to monetization of the M-RED Portfolio.

In October 2021, AMI brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation, Guangdong OPPO Mobile Telecommunications Corp., Ltd. and Beijing Xiaomi Software Co., Ltd. Those actions were resolved in 2022, and our revenue for the year ended December 31, 2022 includes revenue from related settlements. We did not generate revenue from the Audio Messaging Portfolio in 2023.

In November 2021, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Trend Micro Incorporated. In March 2022, Trend Micro, Inc. filed a complaint against TLL in the U.S. District for the Western District of Texas seeking declaratory judgement of non-infringement of the patents in suit. In February 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Checkpoint Software Technologies Ltd. and Palo Alto Networks, Inc. In March 2022, TLL voluntarily dismissed, without prejudice, the action against Palo Alto Networks, Inc. In March 2022, Palo Alto Networks, Inc. filed a complaint against TLL and the Company in the U.S. District for the Southern District of New York seeking declaratory judgement of non-infringement of the patents in suit. In May 2022, Trend Micro Inc. filed a motion with the Panel on Multidistrict Litigation seeking to have the pending actions consolidated into a centralized multidistrict litigation for pretrial proceedings. In August 2022, the Judicial Panel on Multidistrict Litigation consolidated all actions in the U.S. District for the Eastern District of Texas. In October 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Fortinet, Inc., Crowdstrike, Inc. et.al., and Musarubra US, LLC. As of December 31, 2023, the action against Fortinet, Inc. has been stayed pending settlement. The actions against Trend Micro Incorporated, Checkpoint Software Technologies Ltd, Palo Alto Networks, Inc. and Crowdstrike, Inc. were resolved in 2023 and our revenue for the year ended December 31, 2023 includes revenue from the related settlements.

In November 2021, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. In November 2022, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al and TCL Technology Group Corporation et al. In June 2022, MML and AI agreed to amend the Purchase Agreement to add two additional patent families for an additional $92,000. We requested and received a capital advance from QFL in the amount of $92,000, which we used to make payment to AI in August 2022 pursuant to the amendment to the Purchase Agreement. The actions against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. were resolved in 2023 and revenue for the year ended December 31, 2023 includes revenue from the related settlements.

In January 2022, the we acquired, via assignment from Intellectual Ventures Assets 181 LLC and Intellectual Ventures Assets 174 LLC, all right title and interest to four patent portfolios consisting of fifteen United States patents and three foreign patents for a purchase price of $1,060,000. We requested and received a capital advance in the amount of the $1,060,000 purchase price from the facility with QFL. The patents were assigned to our wholly owned subsidiaries Tyche Licensing LLC and Deepwell IP LLC.

In March 2022, LSC brought patent infringement suits in the U.S. District for the Eastern District of Texas against Microsoft Corporation, Google LLC, Cisco Systems, Inc. and Amazon.com, Inc. et.al. In November 2022, Google LLC filed a petition before the patent trial and appeal board for inter partes review of US Patent No. 10,154,092. In March 2023 Cisco Systems, Inc, Microsoft Corporation and Google LLC filed petitions before the patent trial and appeal board for inter partes review of LSC Portfolio patents. As of December 31, 2023, all actions had been resolved.

In May 2022, Tyche brought patent infringement suits in the U.S. District for the Eastern District of Texas against MediaTek Inc., Realtek Semiconductor Corporation, Texas Instruments Incorporated, Infineon Technologies AG and STMicroelectronics NV et. al. As of December 31, 2023, all actions have been resolved and revenue for the year ended December 31, 2023 includes revenue from the settlements.

In July 2022, we entered into a purchase agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for the purchase of eight United States Patents for a purchase price of $350,000. We paid $35,000 upon execution of the agreement with the balance payable within 30 days. We requested and received a capital advance from QFL in the amount of $350,000, which was used to make payment of the balance in August 2022 pursuant to the terms of the purchase agreement. The HPE Portfolio was subsequently assigned to our wholly owned subsidiary, Flash Uplink LLC.

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

In September 2023, Deepwell brought a patent infringement suit in the U.S. District for the Eastern District of Texas against MediaTek Inc.

Results of Operations

The years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Revenues (patent licensing fees)	$13,152,500	$451,194
Cost of revenue (litigation and licensing expenses)	5,534,596	303,671
Selling, general and administrative expenses	2,740,554	1,979,718
Income (loss) from operations	4,877,350	(1,832,195)

Other income (expense)
Change in fair market value of warrant liability	(136,381)	1,490,759
Interest expense	(1,061,387)	(413,333)
Total other income (expense)	(1,197,768)	1,077,426

Income (loss) before income tax	3,679,582	(754,769)

Income tax benefit (expense)	(30,000)	1,253

Net income (loss)	$3,649,582	$(753,516)

We generated revenues of approximately $13,153,000 for the year ended December 31, 2023 as compared to approximately $451,000 for the year ended December 31, 2022. Our revenue for the year ended December 31, 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche, STX, MML and TLL portfolios. Revenue for the year ended December 31, 2022 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the M-RED, AMI and STX portfolios. Cost of revenue for the years ended December 31, 2023 and 2022 was approximately $5,535,000 and $304,000, respectively. The increase in cost of revenues is primarily due to increased litigation and licensing expenses associated with contingent fees incurred in generating revenues. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the year ended December 31, 2023 increased by approximately $761,000, or approximately 38%, compared to the year ended December 31, 2022. The increase is primarily due to an increase in compensation expense to the chief executive officer of $660,000. Our principal operating expenses for the year ended December 31, 2023 were compensation expenses of approximately $960,000, amortization of intangible assets of approximately $787,000 and professional fees of approximately $696,000. Our principal operating expenses for the year ended December 31, 2022 were compensation expenses of approximately $300,000, amortization of intangible assets of approximately $910,000 and professional fees of approximately $513,000. We had stock-based compensation costs of approximately $49,000 and $117,000 for the years ended December 31, 2023 and 2022, respectively.

Other income and expense for the year ended December 31, 2023 included a loss on change in fair value of warrant liability of approximately $136,000. We realized a gain on change in fair value of warrant liability of approximately $1,491,000 for the year ended December 31, 2022. The fair value of the warrant liability is affected by the price of our common stock, so the liability increases as the stock price goes up, resulting in an expense, and decreases as the stock price goes down resulting in income from change in warrant liability. Other expense also reflects interest expense of approximately $1,061,000 for the year ended December 31, 2023 and approximately $413,000 for the year ended December 31, 2022. The increase in interest expense reflects the accrued interest payable on the principal amount of QFL and QF3 facilities.

We incurred income tax benefit (expense) of approximately $(30,000) and $1,000 for the years ended December 31, 2023 and 2022, respectively.

As a result of the foregoing, we realized net income of approximately $3,650,000, or $0.68 per share (basic and diluted), for the year ended December 31, 2023, compared to net loss of approximately $754,000, or $0.14 per share (basic and diluted), for the year ended December 31, 2022.

Liquidity and Capital Resources

At December 31, 2023, we had current assets of approximately $3,600,000, and current liabilities of approximately $11,935,000. Our current liabilities include funding liabilities of approximately $7,326,000 payable to QFL and QF3, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of approximately $2,797,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, loans payable of approximately $138,000, accounts payable and accrued liabilities of approximately $297,000, warrant liability of approximately $282,000, and accrued interest of approximately $1,097,000. As of December 31, 2023, we have an accumulated deficit of approximately $22,540,000 and a negative working capital of approximately $8,335,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses and legal fees, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023	2022
Cash flows provided by (used in) operating activities	$1,930,585	$(914,178)
Cash flows used in investing activities	(3,330,000)	(1,502,000)
Cash flows from financing activities	1,872,298	2,241,939
Net increase (decrease) in cash	472,883	(174,239)
Cash at beginning of year	90,601	264,840
Cash at end of year	$563,484	$90,601

For the year ended December 31, 2023, cash flows provided by operating activities was approximately $1,931,000 compared to cash flows used in operating activities of approximately $914,000 during the year ended December 31, 2022. The increase in cash flows provided by operations of approximately $2,845,000 is primarily attributable to net income during the year ended December 31, 2023 of approximately $3,650,000, a change in fair market value of the warrant liability of approximately $136,000 and an increase in accounts receivable of approximately $3,008,000. The outstanding account receivable of $3,008,250 at December 31, 2023 has been paid in full during the first quarter of 2024.

During the years ended December 31, 2023 and 2022, cash flows used in investing activities consisted of $3,330,000 and $1,502,000, respectively for the purchase of patents from third parties. The increase in cash used in investing activities of $1,828,000 is attributable to additional patents purchased during the year ended December 31, 2023.

Cash flows from financing activities for the year ended December 31, 2023 was approximately $1,872,000 compared to cash flows from financing activities for the year ended December 31, 2022 of approximately $2,242,000. The cash flows from financing activities during the year ended December 31, 2023 includes proceeds from the funding liability of approximately $6,000,000 offset by the payment of the funding liability of approximately $4,128,000. The cash flows from financing activities during the year ended December 31, 2022 includes proceeds from the funding liability of approximately $2,303,000 offset by the payment of the funding liability of approximately $53,000 as well as the payment on related party loans of approximately $9,000.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations is based upon our financial statements that have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets and liabilities. On an on-going basis, we evaluate our estimates. We base our estimates on historical experience and on other assumptions that we believe to be reasonable under the circumstances, the results of which form our basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Management believes the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements.

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

Patents include the cost of patents or patent rights (collectively “patents”) acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are allocated equally across the patents in force at the time of acquisition. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims that, based on management’s estimates, are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

Warrant Liability

We reflect a warrant liability with respect to warrants for which the number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period by using a Black-Scholes option pricing model to estimate the fair value. The period to period change in the amount of warrant liability is reflected as a gain or loss in warrant liability and is included under other income (expense).

Stock-Based Compensation

We account for stock-based compensation for employees and non-employees pursuant to ASC 718, “Compensation — Stock Compensation,” which prescribes accounting and reporting standards for all stock-based payment transactions. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values estimated using a Black-Scholes option pricing model. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

The Company’s revenue for the year ended December 31, 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche, STX, MML and TLL portfolios. Revenue for the year ended December 31, 2022 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the M-RED, AMI and STX portfolios.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on our financial statements.

Going Concern

We have an accumulated deficit of approximately $22,540,000 and negative working capital of approximately $8,335,000 as of December 31, 2023. Although we generated net income in 2023, because of our history of losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intelligent Partners, QF3, and QFL, our low stock price and the absence of an active trading market in our common stock, our ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result if we fail to meet the continued listing requirements of the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Our revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2023, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and acting chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and acting chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2023, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2023, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2023.

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

Unless we generate significantly greater revenues on an ongoing basis and employ accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. Due to the nature of this material weakness in our internal control over financial reporting, there is more than a remote likelihood that misstatements which could be material to our annual or interim financial statements could not be prevented or detected.

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

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2023, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)
Jon C. Scahill	47	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	56	Chief technology officer and director
Dr. William Ryall Carroll	48	Director
Ryan T. Logue	43	Director

Our board of directors has three classes of directors – Class I directors, Class II directors and Class III directors. On July 27, 2022, the Company held its 2022 annual meeting of stockholders. At the meeting, the stockholders voted on the election of two Class I directors, one Class II director and one Class III director.

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

Timothy J. Scahill, a Class II director, has a director since October 2014 and our chief technology officer since 2007. As chief technology officer, Mr Scahill is responsible for our cybersecurity protection. Mr. Scahill is also currently a managing partner of Managed Services Team LLC, an IT services provider. Prior to Managed Services Team, he was president of Layer 8 Group, Inc. from August 2005 to December 2012, at which time Layer 8 merged with Structured Technologies Inc. to form Managed Services Team LLC. In his roles he has taken the responsibility for business strategy, acquisition, execution, as well as financial management. His entrepreneurial acumen and proven record of successful management with sole discretionary responsibility, demonstrate the scope of his capability and his value to delivering results. He serves on the boards of the Upstate New York Technology Council, is an investor in Greater Rochester Enterprise, Pariemus Rochester and also serves on the Corporate Advisory Board for Habitat for Humanity. He is a member of Greater Rochester Enterprise and CEO Roundtable Chair.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2023 and 2022, earned by or paid to our executive officers.

Name & Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/Warrant Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation (1)	Total
Jon C. Scahill,	2023	$600,000	$—	$—	$—	$—	$—	$66,000	$666,000
CEO and President	2022	$300,000	$—	$—	$—	$—	$—	$61,000	$361,000
Timothy J. Scahill	2023	$60,000	$—	$—	$—	$—	$—	$6,600	$66,600

(1)	Represents the payments made by the Company under the SEP IRA.

Employment Agreements

Pursuant to the restated employment agreement, dated November 30, 2014, we agreed to employ Jon C. Scahill as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee. In March 2023, the board of directors increased Mr. Scahill’s annual salary to $600,000, effective January 1, 2023. Mr. Scahill is entitled to a bonus if we meet or exceed performance criteria established by the compensation committee, or by the board in the absence of a compensation committee. In August 2016, the board of directors approved annual bonus compensation to Mr. Scahill equal to 30% of the amount by which our consolidated income before income taxes exceeds $500,000, but, if we are subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). Mr. Scahill is also eligible to participate in any executive incentive plans which we may adopt. Pursuant to the agreement, we issued to Mr. Scahill warrants to purchase 600,000 shares, representing the warrants that had been previously covered in his prior employment agreement, but which had never been issued, and we issued to Mr. Scahill a restricted stock grant for 300,000 shares which vested on January 15, 2015. In the event that we terminate Mr. Scahill’s employment other than for cause or as a result of his death or disability, we will pay him severance equal to his salary for the balance of the term and, if he received a bonus for the previous year, an amount equal to that bonus, as well as continuation of his insurance benefits. Mr. Scahill also waived accrued compensation of $1,167,705, representing his accrued salary for periods prior to January 1, 2014. The restated employment agreement also includes mutual general releases between Mr. Scahill and us. In March 2020, the Company adopted a SEP IRA plan for its employees. Mr. Scahill is our only employee covered by the plan.

Pension Benefits

In March 2020, we adopted a SEP IRA plan for our employees pursuant to which we deposit into a SEP IRA account of each of our participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP presented to and reviewed by the directors of this Corporation. For the year ending December 31, 2023 the percentage was set at 11%. Our Chief Executive Officer and Chief Technology Officer, who are our only employees, are covered by the plan.

2017 Equity Incentive Plan

On November 10, 2017, the board of directors adopted the 2017 Equity Incentive Plan (the “Plan”) pursuant to which 1,500,000 shares of common stock may be issued. In February 2021, the board amended the Plan to increase the number of shares subject to the plan to 5,000,000. The plan provides for the grant of non-qualified options, stock grants and other equity-based incentives to employees, including officers, directors and consultants. This summary of the Plan is qualified in its entirety by reference to the plan, a copy of which is filed as an exhibit to this annual report.

As of December 31, 2023, there were outstanding options to purchase a total of 2,000,000 shares of common stock, of which options to purchase 600,000 shares were held by Jon Scahill, our chief executive officer. Of the options held by Mr. Scahill, options to purchase 200,000 shares at an exercise price of $1.00 per share are currently exercisable, and options to purchase 200,000 shares become exercisable upon each of the following events -- the first day on which we file a Form 10-K or Form 10-Q which reflects stockholders’ equity of at least $5,000,000, and on the date on which our common stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Also outstanding on December 31, 2023 were options granted to two consultants at prices from $1.00 to $5.00 which become exercisable as follows:

●	100,000 shares at an exercise price of $1.00 per share becoming exercisable upon the commencement of trading of the Common Stock on the OTCQB which occurred on May 7, 2021.

●	100,000 shares at an exercise price of $3.00 per share, becoming exercisable on the first day on which the Company files a Form 10-K or Form 10-Q which stockholders’ equity of at least $5,000,000, and

●	100,000 shares at an exercise price of $5.00 per share becoming exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Also outstanding on December 31, 2023 were options granted to one consultant at prices from $1.00 to $5.00 which become exercisable as follows:

●	100,000 shares at an exercise price of $1.00 per share became exercisable on February 22, 2022, which was the first anniversary of the date of the agreement.

●	100,000 shares at an exercise price of $3.00 per share became exercisable on February 22, 2023, which was the second anniversary of the date of the agreement; and

●	100,000 shares at an exercise price of $5.00 per share will become exercisable on February 22, 2024, which will be the third anniversary of the date of the agreement.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2023.

Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date
Jon Scahill	200,000	-	-		$1.00	2/22/2031
			200,000	(1)	3.00	2/22/2031
			200,000	(2)	5.00	2/22/2031

(1)	This option becomes exercisable on the first day on which we file a Form 10-K or Form 10-Q which reflects stockholders’ equity of at least $5,000,000.

(2)	This option becomes exercisable on the date on which the common stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Directors’ Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board has, and may in the future, award stock grants or options to purchase shares of common stock to our directors. None of our directors received compensation during 2023.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of March 15, 2024, by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of March 15, 2024.

Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Jon C. Scahill(2)	1,600,000	28.9%
Andrew C. Fitton(3)	1,174,074	22.0%
Intelligent Partners, LLC(4)	500,000	8.6%
Michael R. Carper(5)	788,889	14.8%
Dr. William Ryall Carroll	154,846	2.9%
Timothy J. Scahill	151,050	2.8%
Ryan T. Logue	54,976	1.0%
All officers and directors as a group (four individuals)	1,960,873	35.4%

(1)	The address of Jon C. Scahill, Dr. Carroll, Timothy J. Scahill and Ryan T. Logue is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.

(2)	Represents (a) 1,400,000 shares owned by Mr. Scahill and (b) 200,000 shares issuable upon exercise of options held by Mr. Scahill.

(3)	Represents (a) 674,074 shares owned by Mr. Fitton and (b) 500,000 shares issuable upon exercise of an option held by Intelligent Partners. The address for Mr. Fitton and Intelligent Partners is 300 Bowie St., Apt. 2803 Austin, TX 78703.

(4)	Represents 500,000 shares of common stock issuable upon exercise of options held by Intelligent Partners. Andrew C. Fitton and Michael R. Carper, as the members of Intelligent Partners, have the joint right to vote and dispose of the shares owned by Intelligent Partners. The address for Mr. Carper is 13218 Tamayo Drive Austin, TX 78729.

(5)	Represents (a) 288,889 shares of common stock owned by Mr. Carper and (b) 500,000 shares of common stock issuable upon exercise of an option held by Intelligent Partners.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Reference is made to the discussion of our agreements with Intelligent Partners, Mr. Fitton and Mr. Carper under “Item 1. Business – Agreements with Intelligent Partners.”

Managed Services Team LLC, an entity for which Timothy Scahill, our chief technology officer and a director, is a managing partner, provides information technology services to us. We pay for these services at usual and customary rates. The cost of these services was approximately $0 and $205 for the years ended December 31, 2023 and 2022, respectively.

During 2023, we contracted with a law firm more than 10 percent owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of our patent portfolio. In connection with the engagement, we recorded sales, general and administrative expenses of approximately $50,000 and $0 for the years ended December 31, 2023 and 2022, respectively.

During 2023 and 2022, we contracted with a law firm more than 10% owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of our patents in matters where the firm is serving as counsel to us. In connection with the engagement, we recorded litigation and licensing expenses of approximately $5,316,000 and $85,000 for the years ended December 31, 2023 and 2022, respectively. Since the services are on a contingent fee basis, no fees are incurred unless there is a recovery. In prior periods, we engaged a firm at which the father-in-law of the chief executive was formerly a partner. Because his interest in the prior firm was less than 10%, the prior firm was not considered a related party in prior periods.

Director Independence

Dr. Carroll and Mr. Logue are “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Rosenberg Rich Baker Berman P.A. (“RRBB”) for 2023 and 2022 for the categories of services indicated.

	Fiscal Year Ended December 31,
	2023	2022
Audit fees – MaloneBailey	$—	$8,000
Audit fees – RRBB	100,000	100,000
Audit – related fees	—	—
Tax fees	—	—
All other fees – MaloneBailey	—	8,000

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

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(5)
3.2	Bylaws of the Company. (3)
10.1	Restated Employment Agreement dated as of November 30, 2014 between the Company and Jon C. Scahill. (1)
10.2	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.3	Form of warrant issued to former officers and directors. (1)
10.4	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.5	Indemnification agreement, dated December 8, 2014 between the Company and Jon C. Scahill. (4)
10.6	Indemnification agreement, dated December 8, 2014 between the Company and Timothy J. Scahill. (4)
10.7	Indemnification agreement, dated December 8, 2014 between the Company and Dr. William Ryall Carroll. (4)
10.8	Indemnification agreement, dated February 19, 2021 between the Company and Ryan T. Logue (10)
10.9	Patent Sale Agreement, effective July 8, 2015 between Intellectual Ventures Assets 16 LLC and the Company.(2)
10.10	2017 Equity Incentive Plan(6)
10.11	Purchase Agreement dated February 19, 2021 among the Company and QPRC Finance LLC (7) †
10.12	Ex. A to Purchase Agreement – Security Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)†
10.13	Ex. B to Purchase Agreement – Subsidiary Continuing Guaranty Agreement dated February 19, 2021 among Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.14	Ex. C to Purchase Agreement – Subsidiary Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.15	Ex. D to Purchase Agreement – Warrant Issuance Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.16	Ex. E to Purchase Agreement – Board Observation Rights Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.17	Registration Rights Agreement – dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.18	Form of Warrant – dated February 19, 2021 among the Company and QPRC Finance LLC (7)
10.19	Restructure Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.20	Ex. A to Restructure Agreement - Stock Purchase Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.21	Ex. B to Restructure Agreement - Option Grant dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.22	Ex. C to Restructure Agreement - Amended and Restated Pledge Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.23	Ex. D to Restructure Agreement - Amended and Restated Registration Rights Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.24	Ex. E to Restructure Agreement - Board Observation Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.25	Ex. F to Restructure Agreement - Amended and Restated MPA-CP dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation and Intelligent Partners LLC. (7)
10.26	Ex. G to Restructure Agreement - Amended and Restated MPA-CXT dated February 19, 2021 among CXT Systems, Inc. and Intelligent Partners LLC. (7)
10.27	Ex. H to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among M-RED Inc. and Intelligent Partners LLC. (7)
10.28	Ex. I to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among Audio Messaging Inc. and Intelligent Partners LLC. (7)

10.29	Ex. J to Restructure Agreement - Amended and Restated 2015 Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.30	Ex. K to Restructure Agreement - MPA-NA dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.31	Ex. L to Restructure Agreement - MPA-NA Security Interest Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.32	Form of Consulting Agreement (8)
10.33	Form of Restricted Stock Agreement (8)
10.34	Form of Option Agreement (8)
10.35	Purchase Agreement dated March 12, 2023 among the Company and QPRC Finance III LLC (9) †
31.1	Certification of Chief Executive Officer and Acting Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Section 1350 Certification of the Chief Executive Officer and Acting Chief Financial Officer.
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.

(2)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on October 28, 2015 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 10-K, for the year ended December 31, 2013, which was filed with the SEC on April 10, 2015.

(4)	Filed as exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1, which was filed with the SEC on February 3, 2016, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 26, 2016 and incorporated herein by reference.

(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2017, which was filed by the Company on April 2, 2018.

(7)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on February 24, 2021 and incorporated herein by reference.

(8)	Incorporated by reference to the Form 10-K for the year ended December 31, 2020, which was filed by the Company on April 15, 2021.

(9)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on March 16, 2023 and incorporated herein by reference.

(10)	Incorporated by reference to the Form 10-K for the year ended December 31, 2022 which was filed on March 31, 2023.

†	Certain confidential information has been deleted from this Exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: 3/28/2024

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, Chief Executive Officer, Acting Chief	3/28/2024
Jon C. Scahill	Financial Officer, and President (Principal Executive,
Financial and Accounting Officer)

/s/ Timothy J. Scahill	Director	3/28/2024
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	3/28/2024
Dr. William Ryall Carroll

/s/ Ryan T. Logue	Director	3/28/2024
Ryan T. Logue

QUEST PATENT RESEARCH CORPORATION
DECEMBER 31, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Substantial Doubt about the Company’s Ability to Continue as a Going Concern

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

Somerset, New Jersey

March 28, 2024

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
ASSETS
Current assets
Cash and cash equivalents	$563,484	$90,601
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	3,008,250	—
Other current assets	28,121	5,321
Total current assets	3,599,855	95,922

Patents, net of accumulated amortization of $2,412,397 and $1,625,846, respectively	3,674,603	1,131,154
Total assets	$7,274,458	$1,227,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	296,536	148,533
Loans payable	138,000	138,000
Funding liability	7,325,502	5,453,204
Loan payable - related party	2,796,500	2,796,500
Warrant liability	281,809	145,428
Accrued interest	1,096,985	904,573
Total current liabilities	11,935,332	9,586,238

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	12,138,997	9,789,903

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at December 31, 2023 and 2022; 5,331,973 shares issued and outstanding at December 31, 2023 and December 31, 2022	160	160
Additional paid-in capital	17,674,985	17,626,279
Accumulated deficit	(22,539,912)	(26,189,494)
Total Quest Patent Research Corporation stockholders’ deficit	(4,864,767)	(8,563,055)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(4,864,539)	(8,562,827)
Total liabilities and stockholders’ deficit	$7,274,458	$1,227,076

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023	2022
Revenues
Patent licensing fees	$13,152,500	$451,194
Cost of revenue
Litigation and licensing expenses	5,534,596	303,671
Gross margin	7,617,904	147,523

Operating expenses
Selling, general and administrative expenses	2,740,554	1,979,718
Total operating expenses	2,740,554	1,979,718

Income (loss) from operations	4,877,350	(1,832,195)

Other income (expense)
Change in fair market value of warrant liability	(136,381)	1,490,759
Interest expense	(1,061,387)	(413,333)
Total other income (expense)	(1,197,768)	1,077,426

Income (loss) before income tax	3,679,582	(754,769)

Income tax benefit (expense)	(30,000)	1,253

Net income (loss)	$3,649,582	$(753,516)

Income (loss) per share - basic and diluted	$0.68	$(0.14)

Weighted average shares outstanding - basic and diluted	5,331,973	5,331,973

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2021	5,333,347	$160	$17,508,867	$(25,435,978)	$228	$(7,926,723)
Stock-based compensation	—	—	117,412	—	—	117,412
Effect of reverse split	(1,374)	—	—	—	—	—
Net loss	—	—	—	(753,516)	—	(753,516)
Balances as of December 31, 2022	5,331,973	160	17,626,279	(26,189,494)	228	(8,562,827)
Stock-based compensation	—	—	48,706	—	—	48,706
Net income	—	—	—	3,649,582	—	3,649,582
Balances as of December 31, 2023	5,331,973	$160	$17,674,985	$(22,539,912)	$228	$(4,864,539)

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$3,649,582	$(753,516)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Change in fair market value of warrant liability	136,381	(1,490,759)
Stock-based compensation	48,706	117,412
Amortization of intangible assets	786,552	910,326

Change in operating assets and liabilities:
Accounts receivable	(3,008,250)	—
Accrued interest	192,415	412,602
Other current assets	(22,800)	6,984
Accounts payable and accrued liabilities	147,999	19,108
Patents loan payable	—	(136,335)
Net cash provided by (used in) operating activities	1,930,585	(914,178)

Cash flows from investing activities:
Purchase of intangible assets	(3,330,000)	(1,502,000)
Net cash used in investing activities	(3,330,000)	(1,502,000)

Cash flows from financing activities:
Payments on loans - related party	—	(8,500)
Proceeds from funding liability	6,000,000	2,303,000
Payment of funding liability	(4,127,702)	(52,561)
Net cash provided by financing activities	1,872,298	2,241,939

Net increase (decrease) in cash and cash equivalents	472,883	(174,239)

Cash and cash equivalents at beginning of period	90,601	264,840

Cash and cash equivalents at end of period	$563,484	$90,601

Non-cash investing and financing activities:
Interest added to principal	$5,625	$4,895

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$30,000	$(1,253)
Interest	$969,930	$—

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of December 31, 2023 and 2022.

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

The non-controlling interests are presented in the audited consolidated balance sheets, separately from equity attributable to the shareholders of the Company. During the years ended December 31, 2023 and 2022, none of the Company’s net income or loss was attributable to non-controlling interests.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2023 and 2022.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for credit losses at December 31, 2023 and 2022.

The accounts receivable balance at December 31, 2023 of approximately $3,008,000 represents amounts due and payable in connection with the settlement of patent infringement lawsuits. The amounts were fully guaranteed by the licensee pursuant to the license agreement. The full balance was collected in February 2024.

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

Patents include the cost of patents or patent rights (collectively “patents”) acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are allocated equally across the patents in force at the time of acquisition. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to ten years. Certain patent application and prosecution costs incurred to secure additional patent claims that, based on management’s estimates, are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

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

There were no impairments of long-lived assets for the year ended December 31, 2023 and 2022.

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

Fair Value of Financial Instruments

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. A fair value hierarchy is used which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. See Note 5 for information about our warrant liability.

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

The Company’s revenue for the year ended December 31, 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche, STX, MML and TLL portfolios. Revenue for the year ended December 31, 2022 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the M-RED, AMI and STX portfolios.

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

Inventor Royalties, Litigation Funding Fees and Contingent Legal Expenses.

In connection with the investment in or acquisition of certain patents and patent rights, certain of the Company’s operating subsidiaries may grant the inventors and/or former owners of the respective patents or patent rights the right to receive a percentage of future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2023 and 2022.

Stock-Based Compensation

We account for stock-based compensation for employees and non-employees pursuant to ASC 718, “Compensation — Stock Compensation,” which prescribes accounting and reporting standards for all stock-based payment transactions. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values estimated using a Black-Scholes option pricing model. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any such losses in these accounts.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Potentially dilutive securities are out of the money and therefore excluded from the computation of diluted earnings per share for the year ended December 31, 2023. Because the Company incurred losses for the year ended December 31, 2022, potentially dilutive securities would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share. The Company’s potentially dilutive securities include 962,463 potential shares of common stock issuable upon exercise of warrants granted to QPRC Finance LLC (“QFL”) in connection with the Purchase Agreement, described in Note 4, 500,000 shares of common stock issuable upon exercise of stock options granted to Intelligent Partners in connection with the Restructure Agreement described in Note 4 and 600,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants. See Notes 4, 5 and 6.

Recent Accounting Pronouncements

Accounting Pronouncements Recently Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments: Credit Losses (Topic 326) (“ASU 2016-13”), which requires measurement and recognition of expected losses for financial assets held. The new standard changes the impairment model for most financial instruments, including trade receivables, from an incurred loss method to a new forward looking approach, based on expected losses. The estimate of expected credit losses will require organizations to incorporate considerations of historical information, current conditions, and reasonable and supportable forecasts. The standards update is effective prospectively for annual and interim periods beginning after December 15, 2022 for private and smaller reporting companies. The Company adopted ASU 2016-13 on January 1, 2023. The adoption of this standard did not have any impact on these consolidated financial statements.

Going Concern

The Company has an accumulated deficit of approximately $22,540,000 and negative working capital of approximately $8,335,000 as of December 31, 2023. Although the Company generated income in 2023, the Company has a history of losses and can give no assurance that it will generate income in the future. Because of the Company’s history of losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intelligent Partners, QF3, and QFL, the Company’s low stock price and the absence of an active trading market in its common stock, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from the Company’s failure to meet the continued listing requirements of the OTCQB (see Note 10), raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of the Company’s intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

	December 31,
	2023	2022
Patents	$6,087,000	$2,757,000
Disposal	—	—
Subtotal	6,087,000	2,757,000
Less: accumulated amortization	(2,412,397)	(1,625,846)
Net value of intangible assets	$3,674,603	$1,131,154

Weighted Average Amortization Period (Years)	5.47	2.48

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2023 represent:

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 pursuant to an agreement with Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents (which were fully amortized at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent or payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

●	patents (which were fully depreciated at the date of acquisition) acquired in May 2021 for a purchase price of $250,000.

●	patents acquired in October 2021 from AI for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 11 years.

●	patents acquired in January 2022 for a purchase price of $1,060,000, the useful lives of the patents, at the date of purchase, was approximately 1-2 years.

●	patents acquired in July 2022 via assignment from AI for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

●	patents acquired March 2023 from Tower for a purchase price of $3,300,000 pursuant to which the Company retains an amount equal to the purchase price plus a negotiated return and any fees out of net proceeds, as defined in the agreement, after which Tower in entitled to a percentage of further net proceeds realized, if any. The useful lives of the patents, at the date of purchase, was approximately 5-15 years.

●	patents acquired in August 2023 pursuant to an agreement with Koji Yoden for a purchase price of $30,000. The useful lives of the patents, at the date of purchase, was approximately 9-10 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of December 31, 2023, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $787,000 and $910,000 for the years ended December 31, 2023 and 2022, respectively. Amortization expense is included in selling, general and administration expenses in the accompanying consolidated statement of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
2024	$636,353
2025	540,589
2026	500,064
2027	464,786
2028	397,345
Thereafter	1,135,465
Total	$3,674,603

4.	SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders, whose holdings were insignificant, at December 31, 2023 and 2022, in the amount of $138,000. The loans are payable on demand plus accrued interest at 10% per annum. Accrued interest on these loans at December 31, 2023 and 2022 was approximately $310,000 and $296,000, respectively.

Funding Liabilities

The following table shows the Company’s funding liabilities to QFL and QF3 at December 31, 2023 and 2022:

	December 31,
	2023	2022
Funding liability – QFL	$1,525,502	$5,453,204
Funding liability – QF3	5,800,000	—
Funding liabilities	$7,325,502	$5,453,204

Funding Liabilities - QFL

The QFL funding liabilities at December 31, 2023 and 2022 of $1,525,502 and $5,453,204, respectively, represent the principal amount of the Company’s obligations to QFL pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 between the Company and QFL, as described below. As of December 31, 2023, the Company had made total repayments in the amount of approximately $4,877,000 since February 22, 2021. Approximately $4,128,000 was repaid during the year ended December 31, 2023. The obligation to QFL has no repayment term since payment is due solely from a portion of net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of December 31, 2023 and 2022. Accrued interest related to this funding liability as of December 31, 2023 and 2022, was approximately $478,000 and $600,000, respectively.

On February 22, 2021, the Company entered into a series of agreements, all dated February 19, 2021, with QFL, a non-affiliated party, including the Purchase Agreement, a security agreement (the “Security Agreement”), a subsidiary security agreement (the “Subsidiary Security Agreement”), a subsidiary guaranty (the “Subsidiary Guaranty”), a warrant issue agreement (the “Warrant Issue Agreement”), a registration rights agreement (the “Registration Rights Agreement”) and a board observation rights agreement (the “Board Observation Rights Agreement” together with the Security Agreement, the Subsidiary Guaranty, the Subsidiary Security Agreement, Warrant Issuance Agreement, Registration Rights Agreement and the Purchase Agreement, the “QFL Investment Documents”) pursuant to which, at the closing on February 22, 2021 held contemporaneously with the execution of the agreements:

(i)	Pursuant to the Purchase Agreement, QFL agreed to make available to the Company a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which $2,653,000 has been advanced as of December 31, 2023; (b) up to $2,000,000 for operating expenses, of which the Company has requested and received $2,000,000 as of December 31, 2023; and (iii) $1,750,000 to fund the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners. In return, the Company transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii)	The Company used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of the Company’s obligations to Intelligent Partners pursuant to the Restructure Agreement executed contemporaneously with the closing of the Investment Documents. The payment was made directly from QFL to Intelligent Partners.

(iii)	Pursuant to the Security Agreement, the Company’s obligations under the Purchase Agreement with QFL are secured by: (a) the proceeds (as defined in the Purchase Agreement); (b) the patents (as defined in the Purchase Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Subsidiary Guaranty, eight of the Company’s subsidiaries – (QLC, NetTech, Mariner, Semcon, IC, CXT, M-Red, and AMI, collectively, the “Subsidiary Guarantors”) guaranteed the Company’s obligations to QFL under the Purchase Agreement.

(v)	Pursuant to the Subsidiary Security Agreement, the Subsidiary Guarantors granted QFL a security interest in the proceeds from the future monetization of their respective patent portfolios.

(vi)	Pursuant to the Warrant Issue Agreement, the Company granted QFL ten-year warrants to purchase a total of up to 962,463 shares of the Company’s common stock, at an exercise price of $0.54 per share which may be exercised from the grant date through February 18, 2031 on a cash or cashless basis. Exercisability of the warrant is limited if, upon exercise, the holder or any of holder’s affiliates would beneficially own more than 4.99% (the “Maximum Percentage”) of the Company’s common stock, except that by written notice to the Company, the holder may change the Maximum Percentage to any other percentage not in excess of 9.99% provided any such change will not be effective until the 61st day following notice to the Company. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). Because the facility with QFL has no term, the fair value of the warrants was expensed at the grant date. A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. See Notes 5 and 6 for information on the warrant issue and associated liability.

(vii)	The Company regained compliance with the OTCQB Eligibility Requirements on May 7, 2021, at which time the common stock recommenced trading on the OTCQB.

(viii)	The Company granted QFL certain registration rights with respect to the 962,463 shares of common stock issuable upon exercise of the warrant. See Note 5 for information on the warrant issue.

(ix)	Pursuant to the Board Observation Rights Agreement, until the later of the date on which QFL or its affiliates (i) have received the entirety of their Investment Return (as defined in Purchase Agreement), and (ii) no longer hold any Securities (the “Observation Period”), the Company granted QFL the right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings (including, without limitation, telephonic or other electronic meetings) of the Board or any committee thereof, including executive sessions, in an observer capacity.

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

The Company requested and received an operating capital advance in the amount of $200,000 and $800,000 from QFL pursuant to the Purchase Agreement during the years ended December 31, 2023 and 2022, respectively.

Funding Liabilities - QF3

The QF3 funding liabilities at December 31, 2023 of $5,800,000 represents the principal amount of the Company’s obligations to QF3 pursuant to a purchase agreement (“QF3 Purchase Agreement”) dated March 12, 2023 between the Company and QF3, as described below. As of December 31, 2023, the Company has made no repayments on this funding liability. The obligation to QF3 has no repayment term since the payment is due from net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of December 31, 2023. Accrued interest related to this funding liability as of December 31, 2023, was approximately $299,000.

On March 12, 2023, the Company and HID, entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement QF3”), a security agreement (the “QF3 Security Agreement”), a patent security agreement (the “QF3 Patent Security Agreement” together with the QF3 Security Agreement, the QF3 Patent Security Agreement, and the QF3 Purchase Agreement, the “QF3 Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements on March 12, 2023:

(i)	Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to the Company a financing facility of: (a) up to $4,000,000 for operating expenses, of which the Company has requested and received $2,500,000 as of December 31, 2023; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. (“Tower”); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which no amounts have been requested or received as of December 31, 2023. In return, the Company transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii)	On March 17, 2023, the Company used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a seven-patent portfolio from Tower (the “HID Portfolio”).

(iii)	Pursuant to the QF3 Security Agreement and QF3 Patent Security Agreement, payment of the Company’s obligations under the QF3 Purchase Agreement with QF3 are secured by (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

In connection with the agreements with QF3, the Company, HID and the Subsidiary Guarantors entered into an intercreditor agreement with QF3 and Intelligent Partners which sets forth the priority of QF3 in the collateral under the Investment Documents.

Loan Payable Related Party

The loan payable – related party at December 31, 2023 and 2022 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) due to Intelligent Partners, LLC (“Intelligent Partners”) of $2,796,500 at December 31, 2023 and 2022, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% Note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL has received its negotiated rate of return.

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

(i)	Pursuant to the Restructure Agreement, the Company paid Intelligent Partners $1,750,000 at closing, which the Company received from QFL and which QFL paid directly to Intelligent Partners, and recognized the TMPO, which shall, from and after the Restructure Date, be reduced on a dollar for dollar basis by (a) payments to Intelligent Partners pursuant to the Restructure Agreement, the Restructure MPAs and the MPA-NA and (b) any election by the Intelligent Partners to pay the Exercise Price of the Restructure Option, in whole or part, by means of a reduction in the then outstanding TMPO. The TMPO has been classified as a current liability as of December 31, 2023.

(ii)	Pursuant to the Stock Purchase Agreement, the Company issued to Fitton and Carper, as holders of the Transferred Note, a total of 462,963 shares of common stock at a purchase price of $0.54 per share, which purchase price was paid by the conversion and in full satisfaction of the Transferred Note (the “Conversion Shares”). See Note 6 for information on the share issue.

(iii)	Pursuant to the Option Grant, the Company granted Intelligent Partners an option to purchase a total of 500,000 shares of common stock, with an exercise price of $0.54 per share which vests immediately and may be exercised through September 30, 2025. See Note 6 for information on the option grant.

(iv)	Pursuant to the restructured monetization proceeds agreement, Intelligent Partners has a right to receive 60% of the net monetization proceeds from the patents currently owned by the Subsidiary Guarantors. The agreement has no termination provisions, so Intelligent Partners will be entitled to its percentage interest as long as revenue is generated from the intellectual property covered by the agreement.

(v)	Pursuant to the MPA-NA, until the TMPO has been paid in full, Intelligent Partners is entitled to receive 10% of the net proceeds realized from new assets acquired by the Company. If, in any calendar quarter, net proceeds realized exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. After satisfaction of the TMPO, the MPA-NA and Intelligent Partners’ interest in new asset proceeds shall terminate.

(vi)	The Company granted Intelligent Partners, Fitton and Carper certain registration rights with respect to (i) the 500,000 shares currently owned by Fitton and Carper; (ii) the 462,963 Conversion Shares issued to Fitton and Carper, and (iii) the 500,000 shares of common stock issuable upon exercise of the option. See Note 6.

(vii)	Pursuant to the Subsidiary Security Agreement, the Company’s obligations under its agreements with Intelligent Partners, including its obligations under the Restructure Agreement and the Restructure MPAs are secured by a security interest in the net proceeds realized from the future monetization of the patents currently owned by the eight subsidiaries named above.

(viii)	Pursuant to the MPA-NA-Security Interest Agreement, our obligations under the MPA-NA are secured by a security interest in net proceeds realized from the future monetization of new patents acquired until the TMPO is satisfied, provided Intelligent Partners’ secured interest shall be limited to its entitlement in Net Proceeds under the MPA-NA. After satisfaction of the TMPO the security interest in proceeds from new assets shall terminate.

(ix)	Pursuant to the Board Observation Rights Agreement, until the Total Monetization Proceeds Obligation has been satisfied (the “Observation Period”), the Company granted Intelligent Partners the option and right, exercisable at any time during the Observation Period, to appoint a representative to attend meetings of the Board or any committee thereof, including executive sessions, in an observer capacity. Intelligent Partners has no right to appoint a director to the board.

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

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at December 31, 2023 and 2022 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

Purchase Price of Patents

The purchase price of patents balance at December 31, 2023 and 2022 of $53,665 represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $53,665. The Company did not make any payments with respect to this obligation in 2023. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate sufficient net proceeds. Pursuant to ASC 470, the Company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

5. WARRANT LIABILITY

On February 22, 2021, the Company issued warrants to purchase 962,463 shares of common stock to QFL (see Note 4) in connection with its funding agreement. If on the date of initial exercise the aggregate number of warrant shares purchasable upon exercise of the warrant would yield less than an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), then the number of warrant shares shall be increased to an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), and therefore the number of shares underlying the warrants is not fixed until the date of the initial exercise. As such, the warrant issued to QFL requires classification as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and is valued at its fair value as of the grant date and re-measured at each balance sheet date with the period-to-period change in the fair market value of the warrant liability reflected as a gain or loss in warrant liability and included under other income (expense).

As of December 31, 2023 and 2022, the aggregate fair value of the outstanding warrant liability was approximately $282,000 and $145,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of December 31, 2023 and 2022:

	As of December 31,
	2023	2022
Volatility	395%	374%
Exercise price	$0.54	$0.54
Risk-free interest rate	1.37%	1.37%
Expected dividends	—%	—%
Expected term	7.1	8.1

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2023 and 2022:

	Fair Value Measurements as of
	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	281,809	—	—	145,428
Total liabilities	$—	$—	$281,809	$—	$—	$145,428

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2021	$1,636,187
Gain on subsequent measurement	(1,490,759)
Balance at December 31, 2022	145,428
Loss on subsequent measurement	136,381
Balance at December 31, 2023	$281,809

See Notes 3 and 5 for information on the warrant issuance.

6. STOCKHOLDERS’ EQUITY

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

Amendment to the 2017 Equity Incentive Plan

On February 19, 2021, the board of directors amended the 2017 Equity Incentive Plan (the “Plan”) increasing the shares the Company can issue under the Plan to 5,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. The amendment to the Plan and the grants of awards pursuant to the Plan, were effective upon the closing of the agreements with QFL. At December 31, 2023, 1,760,000 shares are available under the plan.

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

The Company recorded professional fees in the amount of $240,000 as a result the restricted stock grants to these two consultants. The Company determined the fair value of the options as of the grant date to be approximately $720,000 using the Black-Scholes pricing model. The Company determined that the first performance condition was met and accrued the option expense of approximately $240,000 over the period from the grant date to achievement of the performance condition. The Company did not recognize any option expense for the years ended December 31, 2023 and 2022.

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

The Company recorded professional fees in the amount of $120,000 as a result the restricted stock grant to the third consultant. The Company determined the fair value of the options as of the grant date to be approximately $360,000 using the Black-Scholes pricing model. The Company recognized option expense of approximately $49,000 and $117,000 for the years ended December 31, 2023 and 2022, respectively.

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

The Company recognized compensation expense of $888,000 in conjunction with issuance of common stock to officers and directors during the year ended December 31, 2021. The Company determined the fair value of the options to be approximately $720,000 as of the grant date using the Black-Scholes pricing model. Variables used in the valuation include (1) discount rate of 1.37%; (2) term of 10 years; (3) computed volatility of 252% and (4) zero expected dividends. The Company did not recognize any option expense for the years ended December 31, 2023 and 2022.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2021	2,000,000	2.39	1.20	7.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - December 31, 2022	2,000,000	2.39	1.20	6.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - December 31, 2023	2,000,000	2.39	1.20	5.80
Options exercisable at end of period	1,100,000	0.97	1.20	4.69

The outstanding options do not have an intrinsic value as of December 31, 2023 and 2022.

As of December 31, 2023, there was approximately $947,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of approximately 7.14 years.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2021	962,463	0.54	9.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - December 31, 2022	962,463	0.54	8.15
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - December 31, 2023	962,463	0.54	7.14

The warrants contain certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). The outstanding warrants do not have an intrinsic value as of December 31, 2023 and 2022.

7. NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2023	2022
Balance, beginning of year	$228	$228
Net loss attributable to non-controlling interest	—	—
Balance, end of year	$228	$228

8. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2023, the Company has approximately $7,151,711 of net operating loss (“NOL”) carry forwards which will begin to expire in 2024. Net operating loss carryovers may be subject to a limitation on their usage in future periods if the Company experiences a change in ownership as defined in Internal Revenue Code Section 382.

In assessing the realizability of deferred tax assets, Company’s management considers whether it is more likely than not that all or a portion of the Company’s deferred tax assets will be realized. The Company’s management considers all available evidence, both positive and negative, in making this assessment. Due to the Company’s history of generating losses in recent years, and the lack of objectively verifiable evidence that it will be able to generate taxable income in future years, the Company’s management has determined that a valuation allowance against the Company’s deferred tax assets is necessary. The change in the valuation allowance for the year ended December 31, 2023 is $(873,118) and is recorded as a component of income tax expense.

The Company’s deferred tax assets consist of the following:

	December 31,
	2023	2022
Net operating loss carry forward	$1,771,688	$2,713,220
Intangible assets	25,712	162,465
Stock-Based Compensation	175,167	—
Foreign Tax Credit	30,000	—
Valuation allowance	(2,002,567)	(2,875,685)
Balance, end of year	$—	$—

Tax (benefit) expense consisted primarily of the following:

	December 31,
	2023	2022
Federal	$—	$—
State	—	(1,253)
Foreign	30,000	—
Deferred	—	—
Total	$30,000	$(1,253)

The reconciliation between the effective tax rate on income before income taxes and the statutory rate for the year ended December 31, 2023 is as follows:

	Tax	Percentage
Book income before taxes	$772,712	21.00%
State taxes, net	—	—%
Meals and entertainment	1,369	0.04%
Warrant expense	28,640	0.78%
Interest expense	222,891	6.06%
Change in valuation allowance	(873,118)	(23.73)%
Change in estimate for prior year taxes	(122,495)	(3.33)%
Total	$30,000
Effective tax rate		0.82%

The reconciliation between the effective tax rate on loss before income taxes and the statutory rate for the year ended December 31, 2022 is as follows:

	Tax	Percentage
Book income before taxes	$(158,501)	21.00%
State taxes, net	—	—
Meals and entertainment	560	(0.07)
Warrant income	(313,059)	41.48
Interest expense	82,720	(10.96)
Change in tax rate	39,752	(5.27)
Change in valuation allowance	77,946	(10.33)
Change in estimate for prior year taxes	269,329	(35.68)
Total	$(1,253)
Effective tax rate		0.17%

As of December 31, 2023, the Company’s management believes that it has adequately provided for its tax-related liabilities, and that no liability for unrecognized tax benefits is necessary. No significant change in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) in tax expenses, as applicable. At December 31, 2023 and 2022, the Company had no accrual for the payment of interest and penalties.

The statute of limitations for assessment of income taxes is open for tax years ending December 31, 2020 and later.

9. RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company which was needed to support its daily operations. The Company discloses all related party transactions.

See Notes 4 and 6 in connection with the Restructure Agreement dated February 22, 2021 with Intelligent Partners. Because of its ownership percentage, Intelligent Partners is treated as a related party.

See Note 6 with respect to share-based compensation to officers and directors.

See Note 10 with respect to the employment agreement with the Company’s president and chief executive officer.

During the year ended December 31, 2022, the Company contracted with an entity owned by the chief technology officer for the provision of information technology services to the Company. In June 2022 the chief technology officer sold his interest in the entity. The cost of such services was approximately $0 and $205 for the years ended December 31, 2023 and 2022, respectively.

During 2023, the Company contracted with a law firm more than 10 percent owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of the Company’s patent portfolio. In connection with the engagement, the Company recorded patent service costs of approximately $50,000 and $0 for the years ended December 31, 2023 and 2022, respectively, and these were recorded as part of sales, general and administrative expenses, per the Consolidated Statements of Operations.

During the years ended December 31, 2023 and 2022, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the years ended December 31, 2023 and 2022, the cost of these services was approximately $5,316,000 and $85,000, respectively, and these were recorded as part of litigation and licensing expenses, per the Consolidated Statements of Operations. Since the services are on a contingent fee basis, no fees are incurred unless there is a recovery.

10. COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to a restated employment agreement, dated November 30, 2014, with the Company’s president and chief executive officer, the Company agreed to employ him as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee, which was increased in 2016 to $300,000 and to $600,000, effective January 1, 2023. The chief executive officer is entitled to a bonus if the Company meets or exceeds performance criteria established by the compensation committee. In August 2016, the Company’s board of directors approved annual bonus compensation equal to 30% of the amount by which the Company’s consolidated income before income taxes exceeds $500,000, but, if the Company is subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). The chief executive’s bonus for 2023 was approximately $334,000. The chief executive officer is also eligible to participate in any executive incentive plans which the Company may adopt.

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the years ending December 31, 2023 and 2022, the percentage was set at 11% and 20%, respectively. The Company’s chief executive officer and chief technology officer are the only participants and during the years ended December 31, 2023 and 2022, $66,000 and $61,000 was deposited into the chief executive officer’s SEP IRA account, respectively and $6,600 and $0 was deposited into the chief technology officer’s SEP IRA account, respectively.

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

Effects of possible delisting of common stock on OTCQB

On May 23, 2022, the Company received notice from OTC Markets Group, that, because the bid price for its common stock had closed below $0.01 per share for more than 30 consecutive days, the Company no longer meets the Standards for Continued Eligibility under the OTC listing standards and, if this deficiency is not met by August 21, 2022, the Company’s common stock will be removed from the OTCQB marketplace, in which event the common stock will be traded on the OTC Pink market. Our registration rights agreement with QFL provides that, in the event of a failure to comply with certain covenants, which includes the failure of our common stock to be traded on the OTCQB, in addition to any other remedies available to QFL, we are to pay to QFL an amount in cash equal to 2.0% of the aggregate value of QFL’s Registrable Securities, as defined in the Registration Rights Agreement, whether or not included in such registration statement, on each of the following dates: (i) the initial day of a maintenance failure; (ii) on the 30th day after the date of such a failure and (iii) every 30th day thereafter (prorated for periods totaling less than thirty (30) days) until such failure is cured. In July 2022 the Company amended its Certificate of Incorporation to effect a one-for-100 reverse split of its common stock (see Note 6). The OTC Markets Group confirmed to the Company that the deficiency has been cured. The Company cannot assure it will continue to meet the requirements for continued listing on the OTCQB, including the maintenance of a bid price of at least $0.01 per share.