Form 10-K/A
period 2023-12-31
QUEST PATENT RESEARCH CORP
filed 2024-05-14
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☒

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $1,991,492 as of June 30, 2023.

As of May 10, 2024, the registrant had 5,331,973 shares of common stock outstanding.

EXPLANATORY NOTE

Quest Patent Research Corporation (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (the “Amendment”) to amend and restate certain items in its Annual Report on Form 10-K for the year ended December 31, 2023, originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on March 28, 2024 (the “Original Form 10-K”), to correct accounting errors.

Background of Restatement

As disclosed in the Company’s Current Report on Form 8-K which was filed with the SEC on May 3, 2024, the Company is restating its previously issued audited consolidated financial statements as of and for the fiscal years ended December 31, 2023. Subsequent to the filing of the Original Form 10-K, the Company determined that its Annual Report on Form 10-K should be restated to correct historical errors related to the failure to recognize accrued legal fees during the fourth quarter of 2023 which were incurred in connection with the settlement of litigation during the fourth quarter of 2023.

The Company principally attributes the errors to material weaknesses in its internal control over financial reporting, as disclosed in Part II, Item 9A of its Annual Report on Form 10-K, relating to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third-party consultants for accounting, financial reporting and related activities. This material weakness has a pervasive impact and consequently, impacts control activities over all financial statement account balances, classes of transactions, and disclosure.

Restatement of Financial Statements

This Form 10-K/A is presented as of the filing date of the Original Form 10-K, does not reflect events occurring after that date, and does not modify or update disclosures in any way other than as required to reflect the fiscal year 2023 restatements described below. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-K.

This Form 10-K/A sets forth the Original Form 10-K in its entirety, as amended to reflect the restatement and technical non-material changes in the description of the business. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-K, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1A, “Risk Factors,”

Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and

Part II, Item 8, “Financial Statements and Supplementary Data,”

In accordance with applicable SEC rules, this Form 10-K/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Acting Principal Financial Officer in Exhibits 31.1 and 32.1 as required by Rule 12b-15.

Refer to Note 1, of the Notes to Restated Consolidated Financial Statements of this Form 10-K/A for additional information and for the summary of the accounting impacts of the restatement of the Company’s consolidated financial statements.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are an intellectual property asset management company. Our principal operations include the acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly-owned subsidiaries. We currently own, control or manage twenty-two intellectual property portfolios of which we are currently seeking or may seek monetization with respect to nine, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including primarily licenses granted as part of the settlement of patent infringement lawsuits.

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

Our Intellectual Property Portfolios

We have nine portfolios which we are currently planning or seeking to monetize.

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

Deepwell Portfolio

Acquired in January 2022, the Deepwell portfolio consists of 12 United States patents and related assets (“Deepwell Portfolio”). Certain of the patents relate generally to the manufacture and operation of integrated circuits. More particularly, embodiments of the present invention relate to 1) selectively coupling Voltage feeds to body bias Voltage in an integrated circuit device; 2) routing body-bias voltage to the MOSFETS (metal oxide semiconductor field effect transistors). Certain other patents in the portfolio relate generally to method and system for conservatively managing store capacity available to a processor issuing stores including but not limited to the utilization of a counter mechanism, whereas the counter mechanism is incremented or decremented based on the occurrence of particular events. In September 2023, Deepwell brought a patent infringement suit in the U.S. District for the Eastern District of Texas against MediaTek Inc.

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

We also own the following 13 additional portfolios; however, we do not anticipate allocating any resources to the monetization of the intellectual property of these portfolios.

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

The actions against Mitsubishi Electric Corporation, ASRock Inc., and Micro-Star International Co. Ltd. were resolved in 2021. The actions against Xiaomi Corporation et. al., OnePlus Technology (Shenzhen) Co., Ltd., Biostar Microtech International Corp., and Giga-Byte Technology Co., Ltd. were resolved in 2022 and our revenue for the year ended December 31, 2022 includes revenue from the related settlements. We did not generate revenue from the M-RED Portfolio in 2023.

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

Through December 31, 2023, we had not generated any revenue from the Mobile Data Portfolio.

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

We did not generate revenue from the Financial Data Portfolio in 2023 and 2022.

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

Through December 31, 2023, we had not generated any revenue from the rich media patents, and we have not generated any revenue from these patents in 2024 as of the date of this annual report.

Anchor Structure Portfolio

This portfolio, which we acquired from IV16 in October 2015 and transferred to our subsidiary, Mariner IC Inc., consists of two United States patents which relate to technology for incorporating metal structures in the corners and edges of semiconductor dies to prevent cracking from stresses.

We did not generate license fees from the Anchor Structure Portfolio in 2023 or 2022.

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

We did not generate revenue from the Power Management/Bus Control Portfolio in 2023 or 2022.

Diode on Chip Portfolio

This portfolio consists of three United States patents and one pending continuation application which cover technology relating to on-chip temperature measurement for semiconductors. As of December 31, 2023, we had not generated any revenue from the Diode on Chip portfolio and we have not generated any revenue from this portfolio in 2024 through the date of this prospectus.

CXT Portfolio

This portfolio consists of thirty United States patents which cover technology relating to systems and methods of operating an accessible information database which provides for inventory evaluation, filtering according to preferences, alternative product recommendations, and access to a database of consumer feedback/evaluation.

We did not generate revenue from the CXT Portfolio in 2023 or 2022.

CMOS Portfolio

This portfolio consists of eleven United States patents and sixteen foreign patents which cover technology relating to digital image sensor technology systems and methods which PIS acquired on January 26, 2018.

We did not generate revenue from the CMOS Portfolio in 2023 or 2022.

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

We did not generate revenue from the Peregrin Portfolio in 2023 or 2022.

LS Cloud Storage Portfolio

The LS Cloud Portfolio consists of four United States patents which generally relate to data sharing using distributed cache.

In March 2022, LSC brought patent infringement suits in the U.S. District for the Eastern District of Texas against Microsoft Corporation, Google LLC, Cisco Systems, Inc. and Amazon.com, Inc. et.al. The actions against Microsoft Corporation, Google LLC, Cisco Systems, Inc. and Amazon.com, Inc. et.al. were resolved in 2023.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through December 31, 2023, we generated a cumulative loss of approximately $23.9 million on cumulative revenues of approximately $37.0 million, and our losses are continuing. Although we generated net income in 2023, of approximately $2.3 million on revenues of approximately $13.2 million, the revenue and net income resulted from one-time, paid-up licenses in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries as part of the settlement of patent infringement lawsuits, and we cannot assure you that we will generate any significant revenue or net income in the future. Our total assets were approximately $7,282,000 at December 31, 2023, of which approximately $2,972,000 represented the book value of patents we acquired from Tower in March of 2023. At December 31, 2023, we had a working capital deficiency of approximately $9,707,000.

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

Our lack of internal controls over financial reporting may affect the market for and price of our common stock. Our disclosure controls and our internal controls over financial reporting are not effective because of material weaknesses. These material weaknesses were the root cause for the error resulting in the restatement of our financial statements for the year ended December 31, 2023. Since we became engaged in the intellectual property management business in 2008, we have not had the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued poor financial condition together with the fact that we have one full time employee, who is both our chief executive officer and our acting chief financial officer, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

Our need to restate our audited financial statements reflects a material weakness in our internal controls over financial reporting and may have an adverse effect on our business. During the preparation of our financial statements for the three months ended March 31, 2024, on April 30, 2024, our chief executive officer determined that the litigation and licensing expenses for the quarter and year ended December 31, 2023 was understated by $1,371,109 as a result of the failure to recognize legal fees incurred during the fourth quarter of 2023 in connection with the settlement of litigation during the fourth quarter of 2023. As a result, our gross margin, income from operations, income before income taxes and net income were overstated by $1,371,109, resulting in restated net income for the year ended December 31, 2023 of $2,278,473, or $0.43 per share. We had previously reported net income of $3,649,582, or $0.68 per share. As a result, we restated our financial statements for the year ended December 31, 2023. As a result of the restatement, we may be subject to regulatory or other claims and actions, including a reluctance of potential litigation financing sources to provide us with such financing which may have a material impact on our business and financial condition.

Our lack of a full-time chief financial officer has impacted our ability to develop financial controls, which could affect the market price for our common stock. We do not have a full-time chief financial officer. At present, our chief executive officer, who does not have an accounting background, is also our acting chief financial officer. We do not anticipate that we will be able to hire a qualified chief financial officer unless our financial condition improves significantly. The lack of an experienced chief financial officer, together with our lack of internal controls, may impair our ability to raise money through a debt or equity financing, the market for our common stock and our ability to enter into agreements with owners of intellectual property rights.

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

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our restated consolidated audited financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” and “Risk Factors.” Our actual results could differ materially from those anticipated in the forward-looking statements.

This discussion reflects the restatement described in the Explanatory Note and in Note 1 of Notes to Restated Consolidated Financial Statements contained in this annual report. Certain of the financial and other information provided in this Management’s Discussion and Analysis of Financial Condition and Results of Operations has been updated to reflect the restatement.

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage twenty-two intellectual property portfolios, of which we are currently seeking or may seek monetization with respect to nine, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits.

Restatement of Previously Issued Consolidated Financial Statements

On April 30, 2024, the Company’s chief executive officer determined that the litigation and licensing expenses for the year ended December 31, 2023 was understated by $1,371,109 as a result of the failure to recognize legal fees incurred during the fourth quarter of 2023 to a related party in connection with the settlement of litigation during the fourth quarter of 2023. As a result, the Company’s gross margin, income from operations, income before income taxes and net income were overstated by $1,371,109, resulting in net income for the year ended December 31, 2023 of $2,278,473, or $0.43 per share. The Company had reported net income of $3,649,582, or $0.68 per share.

On May 1, 2024, the Company advised the Company’s independent registered public accounting firm, Rosenberg Rich Baker Berman, P.A., of the error and provided such firm with the records relating to the correction, and, after reviewing the Company’s records, such firm concurred in the Company’s conclusion.

On May 1, 2024, the Company’s board of directors determined that the financial statements for the year ended December 31, 2023 included in the Company’s Form 10-K for the year ended December 31, 2023 should be restated to correct the historical error described above.

This Item 7 reflects the restated financial statements.

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

In January 2022, we acquired, via assignment from Intellectual Ventures Assets 181 LLC and Intellectual Ventures Assets 174 LLC, all right title and interest to four patent portfolios consisting of fifteen United States patents and three foreign patents for a purchase price of $1,060,000. We requested and received a capital advance in the amount of the $1,060,000 purchase price from the facility with QFL. The patents were assigned to our wholly owned subsidiaries Tyche Licensing LLC and Deepwell IP LLC.

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

Results of Operations

The years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023 (Restated)	2022
Revenues (patent licensing fees)	$13,152,500	$451,194
Cost of revenue (litigation and licensing expenses)	6,905,705	303,671
Selling, general and administrative expenses	2,740,554	1,979,718
Income (loss) from operations	3,506,241	(1,832,195)

Other income (expense)
Change in fair market value of warrant liability	(136,381)	1,490,759
Interest expense	(1,061,387)	(413,333)
Total other income (expense)	(1,197,768)	1,077,426

Income (loss) before income tax	2,308,473	(754,769)

Income tax benefit (expense)	(30,000)	1,253

Net income (loss)	$2,278,473	$(753,516)

We generated revenues of approximately $13,153,000 for the year ended December 31, 2023 as compared to approximately $451,000 for the year ended December 31, 2022. Our revenue for the year ended December 31, 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche, STX, MML and TLL portfolios. Revenue for the year ended December 31, 2022 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the M-RED, AMI and STX portfolios. Cost of revenue for the years ended December 31, 2023 and 2022 was approximately $6,906,000 and $304,000, respectively. The increase in cost of revenues is primarily due to increased litigation and licensing expenses associated with contingent fees incurred in generating revenues. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

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

As a result of the foregoing, we realized net income of approximately $2,278,000, or $0.43 per share (basic and diluted), for the year ended December 31, 2023, compared to net loss of approximately $754,000, or $0.14 per share (basic and diluted), for the year ended December 31, 2022.

Liquidity and Capital Resources

At December 31, 2023, we had current assets of approximately $3,607,000, and current liabilities of approximately $13,313,000. Our current liabilities include funding liabilities of approximately $7,326,000 payable to QFL and QF3, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of approximately $2,797,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, loans payable of approximately $138,000, accounts payable and accrued liabilities of approximately $1,675,000, warrant liability of approximately $282,000, and accrued interest of approximately $1,097,000. As of December 31, 2023, we have an accumulated deficit of approximately $23,911,000 and a negative working capital of approximately $9,707,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses and legal fees, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the years ended December 31, 2023 and 2022:

	For the Year Ended December 31,
	2023 (Restated)	2022
Cash flows provided by (used in) operating activities	$1,930,585	$(914,178)
Cash flows used in investing activities	(3,330,000)	(1,502,000)
Cash flows from financing activities	1,872,298	2,241,939
Net increase (decrease) in cash	472,883	(174,239)
Cash at beginning of year	90,601	264,840
Cash at end of year	$563,484	$90,601

For the year ended December 31, 2023, cash flows provided by operating activities was approximately $1,931,000 compared to cash flows used in operating activities of approximately $914,000 during the year ended December 31, 2022. The increase in cash flows provided by operations of approximately $2,845,000 is primarily attributable to net income during the year ended December 31, 2023 of approximately $2,278,000, a change in fair market value of the warrant liability of approximately $136,000 and an increase in accounts receivable of approximately $3,015,000. The outstanding account receivable of $3,000,000 at December 31, 2023 was deposited into escrow during the first quarter of 2024.

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

We cannot predict the success of any pending or future litigation. Typically, our agreements with the funding sources provide that the funding sources will participate in any recovery which is generated. We believe that our financial condition, our history of losses and negative cash flow from operations, and our low stock price make it difficult for us to raise funds in the debt or equity markets. We anticipate that during the three months ended June 30, 2024, our administrative expenses will increase significantly as a result of the restatement of our financial statements and the preparation of this amendment to our 10-K.

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

Going Concern

We have an accumulated deficit of approximately $23,911,000 and negative working capital of approximately $9,707,000 as of December 31, 2023. Although we generated net income in 2023, because of our history of losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intelligent Partners, QF3, and QFL, our low stock price and the absence of an active trading market in our common stock and our failure to have effective internal controls over financial reporting, as reflected in our restatement of our financial statements for the year ended December 31, 2023, our ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result if we fail to meet the continued listing requirements of the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Our revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Unless we generate significantly greater revenues on an ongoing basis and employ accounting personnel, it is doubtful that we will be able implement any system which provides us with any degree of internal controls over financial reporting. These material weaknesses were the root cause for the error resulting in the restatement of our financial statements for the year ended December 31, 2023 as discussed in Note 1 of Notes to Restated Consolidated Financial Statements.

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

Name & Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation (1)	Total
Jon C. Scahill, CEO and	2023	$600,000	$—	$—	$—	$—	$—	$66,000	$666,000
President	2022	$300,000	$—	$—	$—	$—	$—	$61,000	$361,000
Timothy J. Scahill Chief Technology Officer	2023	$60,000	$—	$—	$—	$—	$—	$6,600	$66,600

(1)	Represents the payments made by the Company under the SEP IRA.

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

Option awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number pf securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date
Jon Scahill	200,000	-	-		$1.00	2/22/2031
			200,000	(1)	3.00	2/22/2031
			200,000	(2)	5.00	2/22/2031

(1)	This option becomes exercisable on the first day on which we file a Form 10-K or Form 10-Q which reflects stockholders’ equity of at least $5,000,000.

(2)	This option becomes exercisable on the date on which the common stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

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

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(5)
3.2	Bylaws of the Company. (3)
10.1	Restated Employment Agreement dated as of November 30, 2014 between the Company and Jon C. Scahill. (1)
10.2	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.3	Form of warrant issued to former officers and directors. (1)
10.4	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.5	Indemnification agreement, dated December 8, 2014 between the Company and Jon C. Scahill. (4)
10.6	Indemnification agreement, dated December 8, 2014 between the Company and Timothy J. Scahill. (4)
10.7	Indemnification agreement, dated December 8, 2014 between the Company and Dr. William Ryall Carroll. (4)
10.8	Indemnification agreement, dated February 19, 2021 between the Company and Ryan T. Logue (10)
10.9	Patent Sale Agreement, effective July 8, 2015 between Intellectual Ventures Assets 16 LLC and the Company.(2)
10.10	2017 Equity Incentive Plan(6)
10.11	Purchase Agreement dated February 19, 2021 among the Company and QPRC Finance LLC (7) †
10.12	Ex. A to Purchase Agreement – Security Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)†
10.13	Ex. B to Purchase Agreement – Subsidiary Continuing Guaranty Agreement dated February 19, 2021 among Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.14	Ex. C to Purchase Agreement – Subsidiary Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.15	Ex. D to Purchase Agreement – Warrant Issuance Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.16	Ex. E to Purchase Agreement – Board Observation Rights Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.17	Registration Rights Agreement – dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.18	Form of Warrant – dated February 19, 2021 among the Company and QPRC Finance LLC (7)
10.19	Restructure Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.20	Ex. A to Restructure Agreement - Stock Purchase Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.21	Ex. B to Restructure Agreement - Option Grant dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.22	Ex. C to Restructure Agreement - Amended and Restated Pledge Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.23	Ex. D to Restructure Agreement - Amended and Restated Registration Rights Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.24	Ex. E to Restructure Agreement - Board Observation Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.25	Ex. F to Restructure Agreement - Amended and Restated MPA-CP dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation and Intelligent Partners LLC. (7)
10.26	Ex. G to Restructure Agreement - Amended and Restated MPA-CXT dated February 19, 2021 among CXT Systems, Inc. and Intelligent Partners LLC. (7)

10.27	Ex. H to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among M-RED Inc. and Intelligent Partners LLC. (7)
10.28	Ex. I to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.29	Ex. J to Restructure Agreement - Amended and Restated 2015 Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.30	Ex. K to Restructure Agreement - MPA-NA dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.31	Ex. L to Restructure Agreement - MPA-NA Security Interest Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.32	Form of Consulting Agreement (8)
10.33	Form of Restricted Stock Agreement (8)
10.34	Form of Option Agreement (8)
10.35	Purchase Agreement dated March 12, 2023 among the Company and QPRC Finance III LLC (9) †
31.1	Certification of Chief Executive Officer and Acting Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11).
32.1	Section 1350 Certification of the Chief Executive Officer and Acting Chief Financial Officer.(11).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.

(2)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on October 28, 2015 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 10-K, for the year ended December 31, 2013, which was filed with the SEC on April 10, 2015.

(4)	Filed as exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1, which was filed with the SEC on February 3, 2016, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 26, 2016 and incorporated herein by reference.

(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2017, which was filed by the Company on April 2, 2018.

(7)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on February 24, 2021 and incorporated herein by reference.

(8)	Incorporated by reference to the Form 10-K for the year ended December 31, 2020, which was filed by the Company on April 15, 2021.

(9)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on March 16, 2023 and incorporated herein by reference.

(10)	Incorporated by reference to the Form 10-K for the year ended December 31, 2022 which was filed on March 31, 2023.

(11)	Filed herewith.

†	Certain confidential information has been deleted from this Exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 13, 2024

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, Chief Executive Officer, Acting Chief	May 13, 2024
Jon C. Scahill	Financial Officer, and President (Principal
Executive, Financial and Accounting Officer)

/s/ Timothy J. Scahill	Director	May 13, 2024
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	May 13, 2024
Dr. William Ryall Carroll

/s/ Ryan T. Logue	Director	May 13, 2024
Ryan T. Logue

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2023

Rosenberg Rich Baker Berman, P.A.	www.rrbb.com

265 Davidson Avenue, Suite 210 ● Somerset, NJ 08873-4120 ● Phone 908-231-1000 ● Fax 908-231-6894

111 Dunnell Road, Suite 100 ● Maplewood, NJ 07040 ● Phone 973-763-6363 ● Fax 973-769-4430

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Quest Patent Research Corporation and its subsidiaries (the Company) as of December 31, 2023 and 2022, and the related statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the years then and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCАОВ.

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

“RRBB” is the brand name under which Rosenberg Rich Baker Berman, P.A. and RRBB Advisors, LLC, and its subsidiary entities, including CFO Financial Partners LLC, provide professional services. Rosenberg Rich Baker Berman, P.A. and RRBB Advisors, LLC (and its subsidiary entities) practice as an alternative practice structure in accordance with the AICPA Code of Professional Conduct and applicable laws, regulations, and professional standards. Rosenberg Rich Baker Berman, P.A. is a licensed independent CPA firm that provides attest services to its clients, and RRBB Advisors, LLC, and its subsidiary entities provide tax and business consulting services to their clients. RRBB Advisors, LLC, and its subsidiary entities arc not licensed CPA firms.

Rosenberg Rich Baker Berman, P.A.

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

Somerset, New Jersey

March 28, 2024, except for the effects of the financial statement in Notes 1, 2, 8 and 9 as to which the date is May 13, 2024.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023 (Restated)	2022

ASSETS
Current assets
Cash and cash equivalents	$563,484	$90,601
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	3,015,295	—
Other current assets	28,121	5,321
Total current assets	3,606,900	95,922

Patents, net of accumulated amortization of $2,412,397 and $1,625,846, respectively	3,674,603	1,131,154
Total assets	$7,281,503	$1,227,076

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities ($1,378,154 and $0 due to related parties, respectively)	1,674,690	148,533
Loans payable	138,000	138,000
Funding liability	7,325,502	5,453,204
Loan payable - related party	2,796,500	2,796,500
Warrant liability	281,809	145,428
Accrued interest	1,096,985	904,573
Total current liabilities	13,313,486	9,586,238

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	13,517,151	9,789,903

Commitments and contingencies (Note 10)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at December 31, 2023 and 2022; 5,331,973 shares issued and outstanding at December 31, 2023 and December 31, 2022	160	160
Additional paid-in capital	17,674,985	17,626,279
Accumulated deficit	(23,911,021)	(26,189,494)
Total Quest Patent Research Corporation stockholders’ deficit	(6,235,876)	(8,563,055)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(6,235,648)	(8,562,827)
Total liabilities and stockholders’ deficit	$7,281,503	$1,227,076

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2023 (Restated)	2022
Revenues
Patent licensing fees	$13,152,500	$451,194
Cost of revenue
Litigation and licensing expenses	6,905,705	303,671
Gross margin	6,246,795	147,523

Operating expenses
Selling, general and administrative expenses	2,740,554	1,979,718
Total operating expenses	2,740,554	1,979,718

Income (loss) from operations	3,506,241	(1,832,195)

Other income (expense)
Change in fair market value of warrant liability	(136,381)	1,490,759
Interest expense	(1,061,387)	(413,333)
Total other income (expense)	(1,197,768)	1,077,426

Income (loss) before income tax	2,308,473	(754,769)

Income tax benefit (expense)	(30,000)	1,253

Net income (loss)	$2,278,473	$(753,516)

Income (loss) per share - basic and diluted	$0.43	$(0.14)

Weighted average shares outstanding - basic and diluted	5,331,973	5,331,973

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated Deficit	Non-controlling Interest in	Total Stockholders’ Deficit
	Shares	Amount	Capital	(Restated)	Subsidiaries	(Restated)
Balances as of December 31, 2021	5,333,347	$160	$17,508,867	$(25,435,978)	$228	$(7,926,723)
Stock-based compensation	—	—	117,412	—	—	117,412
Effect of reverse split	(1,374)	—	—	—	—	—
Net loss	—	—	—	(753,516)	—	(753,516)
Balances as of December 31, 2022	5,331,973	160	17,626,279	(26,189,494)	228	(8,562,827)
Stock-based compensation	—	—	48,706	—	—	48,706
Net income (Restated)	—	—	—	2,278,473	—	2,278,473
Balances as of December 31, 2023 (Restated)	5,331,973	$160	$17,674,985	$(23,911,021)	$228	$(6,235,648)

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2023 (Restated)	2022
Cash flows from operating activities:
Net income (loss)	$2,278,473	$(753,516)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Change in fair market value of warrant liability	136,381	(1,490,759)
Stock-based compensation	48,706	117,412
Amortization of intangible assets	786,552	910,326

Change in operating assets and liabilities:
Accounts receivable	(3,015,295)	—
Accrued interest	192,415	412,602
Other current assets	(22,800)	6,984
Accounts payable and accrued liabilities	1,526,153	19,108
Patents loan payable	—	(136,335)
Net cash provided by (used in) operating activities	1,930,585	(914,178)

Cash flows from investing activities:
Purchase of intangible assets	(3,330,000)	(1,502,000)
Net cash used in investing activities	(3,330,000)	(1,502,000)

Cash flows from financing activities:
Payments on loans - related party	—	(8,500)
Proceeds from funding liability	6,000,000	2,303,000
Payment of funding liability	(4,127,702)	(52,561)
Net cash provided by financing activities	1,872,298	2,241,939

Net increase (decrease) in cash and cash equivalents	472,883	(174,239)

Cash and cash equivalents at beginning of period	90,601	264,840

Cash and cash equivalents at end of period	$563,484	$90,601

Non-cash investing and financing activities:
Interest added to principal	$5,625	$4,895

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$30,000	$(1,253)
Interest	$969,930	$—

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND RESTATEMENT

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

Restatement of previously issued consolidated financial statements

As further described below, our audited consolidated financial statements for the year ended December 31, 2023 have been restated to reflect the correction of a material error.

Restatement Background

The need for the restatement arose out of the determination that the litigation and licensing expenses for the year ended December 31, 2023 was understated by $1,371,109 as a result of the failure to recognize contingent legal fees incurred during the fourth quarter of 2023 payable to a related party in connection with the settlement of litigation during the fourth quarter of 2023. As a result, the Company’s gross margin, income from operations, income before income taxes and net income were overstated by $1,371,109, resulting in net income for the year ended December 31, 2023 of $2,278,473, or $0.43 per share. The Company had previously reported net income of $3,649,582, or $0.68 per share.

Restatement Adjustments

The following table summarizes the effect of the errors on the Company’s consolidated balance sheet as of December 31, 2023 and consolidated statement of operations, statement of changes in stockholders’ deficit and consolidated statement of cash flows for the year ended December 31, 2023:

	December 31, 2023 As Previously Reported	Adjustment	December 31, 2023 As Restated
CONSOLIDATED BALANCE SHEET
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	$3,008,250	$7,045	$3,015,295
Total current assets	3,599,855	7,045	3,606,900
Total assets	7,274,458	7,045	7,281,503
Accounts payable and accrued liabilities ($1,378,154 due to related parties)	296,536	1,378,154	1,674,690
Total current liabilities	11,935,332	1,378,154	13,313,486
Total liabilities	12,138,997	1,378,154	13,517,151
Accumulated deficit	(22,539,912)	(1,371,109)	(23,911,021)
Total Quest Patent Research Corporation stockholders’ deficit	(4,864,767)	(1,371,109)	(6,235,876)
Total stockholders’ deficit	(4,864,539)	(1,371,109)	(6,235,648)
Total liabilities and stockholders’ deficit	$7,274,458	$7,045	$7,281,503

	Year Ended December 31, 2023 As Previously Reported	Adjustment	Year Ended December 31, 2023 As Restated
CONSOLIDATED STATEMENT OF OPERATIONS
Litigation and licensing expenses	5,534,596	1,371,109	6,905,705
Gross margin	7,617,904	(1,371,109)	6,246,795
Income (loss) from operations	4,877,350	(1,371,109)	3,506,241
Net income (loss)	3,649,582	(1,371,109)	2,278,473
Income (loss) per share - basic and diluted	0.68	0.25	0.43

	Year Ended December 31, 2023 As Previously Reported	Adjustment	Year Ended December 31, 2023 As Restated
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
Net income (loss)	3,649,582	(1,371,109)	2,278,473
Accumulated deficit	(22,539,912)	(1,371,109)	(23,911,021)
Total stockholders’ deficit	(4,864,539)	(1,371,109)	(6,235,648)

While the adjustments changed the net loss, accounts receivable, and accounts payable and accrued liabilities line items in the consolidated statement of cash flows, they did not have an impact on net cash provided by operating activities, net cash used in investing activities, or net cash provided by financing activities.

	Year Ended December 31, 2023 As Previously Reported	Adjustment	Year Ended December 31, 2023 As Restated
CONSOLIDATED STATEMENT OF CASH FLOWS
Cash flows from operating activities
Net income (loss)	3,649,582	(1,371,109)	2,278,473
Accounts receivable	(3,008,250)	(7,045)	(3,015,295)
Accounts payable and accrued liabilities	147,999	1,378,154	1,526,153

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Accounts Receivable (as restated)

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

The accounts receivable balance at December 31, 2023 of approximately $3,015,000 represents amounts due and payable in connection with the settlement of patent infringement lawsuits. The amounts were fully guaranteed by the licensee pursuant to the license agreement. The full balance was deposited into escrow in February 2024.

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

Going Concern (as restated)

The Company has an accumulated deficit of approximately $23,911,000 and negative working capital of approximately $9,707,000 as of December 31, 2023. Although the Company generated income in 2023, the Company has a history of losses and can give no assurance that it will generate income in the future. Because of the Company’s history of losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to Intelligent Partners, QF3, and QFL, the Company’s low stock price and the absence of an active trading market in its common stock and the failure of the Company to have effective internal controls over financial reporting, as reflected in our restatement of our financial statements for the year ended December 31, 2023, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from the Company’s failure to meet the continued listing requirements of the OTCQB (see Note 10), raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of the Company’s intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

8. INCOME TAXES (AS RESTATED)

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2023, the Company has approximately $8,522,822 of net operating loss (“NOL”) carry forwards which will begin to expire in 2024. Net operating loss carryovers may be subject to a limitation on their usage in future periods if the Company experiences a change in ownership as defined in Internal Revenue Code Section 382.

In assessing the realizability of deferred tax assets, Company’s management considers whether it is more likely than not that all or a portion of the Company’s deferred tax assets will be realized. The Company’s management considers all available evidence, both positive and negative, in making this assessment. Due to the Company’s history of generating losses in recent years, and the lack of objectively verifiable evidence that it will be able to generate taxable income in future years, the Company’s management has determined that a valuation allowance against the Company’s deferred tax assets is necessary. The change in the valuation allowance for the year ended December 31, 2023 is $(585,185) and is recorded as a component of income tax expense.

The Company’s deferred tax assets consist of the following:

	December 31,
	2023	2022
Net operating loss carry forward	$2,059,621	$2,713,220
Intangible assets	25,712	162,465
Stock-Based Compensation	175,167	—
Foreign Tax Credit	30,000	—
Valuation allowance	(2,290,500)	(2,875,685)
Balance, end of year	$—	$—

Tax (benefit) expense consisted primarily of the following:

	December 31,
	2023	2022
Federal	$—	$—
State	—	(1,253)
Foreign	30,000	—
Deferred	—	—
Total	$30,000	$(1,253)

The reconciliation between the effective tax rate on income before income taxes and the statutory rate for the year ended December 31, 2023 is as follows:

	Tax	Percentage
Book income before taxes	$484,650	21.00%
State taxes, net	—	—%
Meals and entertainment	1,369	0.06%
Warrant expense	28,640	1.24%
Interest expense	240,013	10.40%
Change in valuation allowance	(585,185)	(25.36)%
Change in estimate for prior year taxes	(139,487)	(6.04)%
Total	$30,000
Effective tax rate		1.30%

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

9. RELATED PARTY TRANSACTIONS (AS RESTATED)

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

During the years ended December 31, 2023 and 2022, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the years ended December 31, 2023 and 2022, the cost of these services was approximately $5,316,000 and $85,000, respectively, and these were recorded as part of litigation and licensing expenses, per the Consolidated Statements of Operations. As of December 31, 2023, approximately $1,379,000 of such costs were payable to the related party. Since the services are on a contingent fee basis, no fees are incurred unless there is a recovery.

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