Form 10-Q
period 2024-03-31
QUEST PATENT RESEARCH CORP
filed 2024-05-15
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2024

OR

☐ Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from ________ to ________

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,331,973 shares of common stock are issued and outstanding as of May 10, 2024.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2023, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

 ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$770,696	$563,484
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	3,989,156	3,015,295
Other current assets	84,074	28,121
Total current assets	4,843,926	3,606,900

Patents, net of accumulated amortization of $2,579,264 and $2,412,397, respectively	3,507,736	3,674,603
Total assets	$8,351,662	$7,281,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities ($1,378,154 due to related parties at March 31, 2024 and December 31, 2023)	$1,999,416	$1,674,690
Loans payable	138,000	138,000
Funding liability	8,161,151	7,325,502
Loan payable - related party	2,796,500	2,796,500
Warrant liability	481,231	281,809
Accrued interest	1,232,981	1,096,985
Total current liabilities	14,809,279	13,313,486

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	$15,012,944	$13,517,151

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at March 31, 2024 and December 31, 2023; 5,331,973 shares issued and outstanding at March 31, 2024 and December 31, 2023	160	160
Additional paid-in capital	17,680,793	17,674,985
Accumulated deficit	(24,342,463)	(23,911,021)
Total Quest Patent Research Corporation stockholders’ deficit	(6,661,510)	(6,235,876)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(6,661,282)	(6,235,648)
Total liabilities and stockholders’ deficit	$8,351,662	$7,281,503

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2024	2023
Revenues
Patent licensing fees	$1,045,000	$202,500
Cost of revenue
Litigation and licensing expenses	561,552	187,973
Gross profit	483,448	14,527

Operating expenses
Selling, general and administrative expenses	577,279	777,857
Total operating expenses	577,279	777,857
Income (loss) from operations	(93,831)	(763,330)

Other expenses
Change in fair market value of warrant liability	(199,422)	(8,566)
Interest expense	(138,189)	(137,469)
Total other expenses	(337,611)	(146,035)

Loss before income tax	(431,442)	(909,365)

Income tax expense	—	(30,000)

Net loss	$(431,442)	$(939,365)

Loss per share - basic and diluted	$(0.08)	$(0.17)

Weighted average shares outstanding - basic and diluted	5,331,973	5,331,973

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2023	5,331,973	$160	$17,626,279	$(26,189,494)	$228	$(8,562,827)
Stock-based compensation	—	—	18,573	—	—	18,573
Net loss	—	—	—	(939,365)	—	(939,365)
Balances as of March 31, 2023	5,331,973	$160	$17,644,852	$(27,128,859)	$228	$(9,483,619)

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2023 (Restated)	5,331,973	$160	$17,674,985	$(23,911,021)	$228	$(6,235,648)
Stock-based compensation	—	—	5,808	—	—	5,808
Net loss	—	—	—	(431,442)	—	(431,442)
Balances as of March 31, 2024	5,331,973	$160	$17,680,793	$(24,342,463)	$228	$(6,661,282)

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(431,442)	$(939,365)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair market value of warrant liability	199,422	8,566
Stock-based compensation	5,808	18,573
Amortization of intangible assets	166,867	158,872

Change in operating assets and liabilities:
Accounts receivable	(973,861)	—
Accrued interest	135,996	135,276
Other current assets	(55,953)	(12,598)
Accounts payable and accrued liabilities	324,726	22,841
Net cash used in operating activities	(628,437)	(607,835)

Cash flows from investing activities:
Purchase of patents	—	(3,300,000)
Net cash provided by (used in) investing activities	—	(3,300,000)

Cash flows from financing activities:
Proceeds from funding liability	835,649	4,000,000
Payment of funding liability	—	(55,860)
Net cash provided by financing activities	835,649	3,944,140

Net increase in cash and cash equivalents	207,212	36,305

Cash and cash equivalents at beginning of period	563,484	90,601

Cash and cash equivalents at end of period	$770,696	$126,906

Non-cash investing and financing activities:
Interest added to principal	$1,402	$1,387

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$30,000
Interest	$2,193	$2,193

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the restated consolidated financial statements and accompanying notes included in amendment no.1 to the Company’s annual report on Form 10-K/A for the year ended December 31, 2023. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of March 31, 2024.

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

The non-controlling interests are presented in the unaudited condensed consolidated balance sheets, separately from equity attributable to the stockholders of the Company. During the three months ended March 31, 2024 and 2023, none of the Company’s net loss was attributable to non-controlling interests.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2024 and December 31, 2023.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for credit losses at March 31, 2024 and December 31, 2023.

The accounts receivable balance at March 31, 2024 and December 31, 2023 of approximately $3,989,000 and $3,015,000, respectively, represent amounts due and payable in connection with the settlement of patent infringement lawsuits. The amounts were fully guaranteed by the licensee pursuant to the license agreement. In April 2024, the Company collected approximately $3,000,000 of the March 31, 2024 balance.

Intangible Assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives, whichever is shorter, and are reviewed for impairment upon any triggering event that may impact the assets’ ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

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

There were no impairments of long-lived assets for the three months ended March 31, 2024 and 2023.

Warrant Liability

The Company records a warrant liability with respect to warrants for which the number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period and the period-to-period change in the amount of warrant liability is reflected as a change in fair market value of warrant liability and is included under other income (expense) in the accompanying consolidated statements of operations.

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

Since the promised intellectual property rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company’s subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30 to 90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. The Company does not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

The Company’s revenue for the three months ended March 31, 2024 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the TLL portfolio. Revenue for the three months ending March 31, 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche and STX portfolios.

Cost of Revenues

Cost of revenues mainly includes expenses incurred in connection with our patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses. Cost of revenue does not include expenses related to product development, patent amortization, integration or support, as these are included in general and administrative expenses. During the three months ended March 31, 2024, the Company received a reimbursement for costs expensed in prior periods in the amount of approximately $334,000, resulting in a reduction of litigation and licensing expenses.

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

Income Taxes

The Company did not incur any foreign income tax expense for the three months ended March 31, 2024. The Company incurred $30,000 of foreign income tax expense for the three months ended March 31, 2023.

Stock-Based Compensation

The Company recognizes stock-based compensation for employees and non-employees pursuant to ASC 718, “Compensation — Stock Compensation,” which prescribes accounting and reporting standards for all stock-based payment transactions. Transactions include incurring liabilities, or issuing or offering to issue shares, options and other equity instruments. Stock-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values estimated using a Black-Scholes option pricing model. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any such losses in these accounts.

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Because the Company incurred losses for the three months ended March 31, 2024 and 2023, potentially dilutive securities would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share. The Company’s potentially dilutive securities include 962,463 potential shares of common stock issuable upon exercise of warrants granted to QPRC Finance LLC (“QFL”) in connection with the Purchase Agreement, described in Note 4, 500,000 shares of common stock issuable upon exercise of stock options granted to Intelligent Partners in connection with the Restructure Agreement described in Note 4 and 600,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants. See Notes 4, 5 and 6.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on our financial statements.

Going Concern

The Company has an accumulated deficit of approximately $24,342,000 and negative working capital of approximately $9,965,000 as of March 31, 2024. Although the Company generated income in 2023, it incurred a loss for the three months ended March 31, 2024 and it has a history of losses and can give no assurance that it will generate income in the future. Because of the Company’s history of losses, its working capital deficiency, the uncertainty of future revenue, its obligations to Intelligent Partners, QF3, and QFL, the low stock price of the Company’s common stock and the absence of an active trading market in its common stock and the its failure to have effective internal controls over financial reporting, as reflected in the restatement of its financial statements for the year ended December 31, 2023, the Company’s ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from the Company’s failure to meet the continued listing requirements of the OTCQB (see Note 9), raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of its intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

	March 31,	December 31,
	2024	2023
Patents	$6,087,000	$6,087,000
Disposal	—	—
Subtotal	6,087,000	6,087,000
Less: accumulated amortization	(2,579,264)	(2,412,397)
Net value of intangible assets	$3,507,736	$3,674,603

Weighted Average Amortization Period (Years)	5.29	5.47

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at March 31, 2024 represent:

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 pursuant to an agreement with Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC “(IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents (which were fully amortized at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent or payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

●	patents (which were fully amortized at the date of acquisition) acquired in May 2021 for a purchase price of $250,000.

●	patents acquired in October 2021 from AI for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 11 years.

●	patents acquired in January 2022 for a purchase price of $1,060,000, the useful lives of the patents, at the date of purchase, was approximately 1-2 years.

●	patents acquired in July 2022 via assignment from AI for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

●	patents acquired March 2023 from Tower for a purchase price of $3,300,000 pursuant to which the Company retains an amount equal to the purchase price plus a negotiated return and any fees out of net proceeds, as defined in the agreement, after which Tower in entitled to a percentage of further net proceeds realized, if any. The useful lives of the patents, at the date of purchase, was approximately 5-15 years.

●	patents acquired in August 2023 pursuant to an agreement with Koji Yoden for a purchase price of $30,000. The useful lives of the patents, at the date of purchase, was approximately 9-10 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of March 31, 2024, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $167,000 and $159,000 for the three months ended March 31, 2024 and 2023, respectively. Amortization expense is included in selling, general and administration expenses in the accompanying condensed consolidated statement of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
Remainder of 2024	$469,487
2025	540,589
2026	500,064
2027	464,786
2028	397,345
Thereafter	1,135,465
Total	$3,507,736

4. SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders, whose holdings were insignificant, at March 31, 2024 and December 31, 2023, in the amount of $138,000. The loans are payable on demand plus accrued interest at 10% per annum. Accrued interest at March 31, 2024 and December 31, 2023 was approximately $313,000 and $310,000, respectively.

Funding Liabilities

The following table shows the Company’s funding liabilities to QFL and QF3 at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023
Funding liability – QFL	$1,526,770	$1,525,502
Funding liability – QF3	6,634,381	5,800,000
Funding liabilities	$8,161,151	$7,325,502

Funding Liabilities - QFL

The QFL funding liabilities at March 31, 2024 and December 31, 2023 of $1,526,770 and $1,525,502, respectively, represent the principal amount of the Company’s obligations to QFL pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 between the Company and QFL, as described below. As of March 31, 2024, the Company had made total repayments in the amount of approximately $4,877,000 since February 22, 2021. No repayments were made during the three months ended March 31, 2024. The obligation to QFL has no repayment term since payment is due solely from a portion of net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of March 31, 2024 and December 31, 2023. Accrued interest related to this funding liability as of March 31, 2024 and December 31, 2023 was approximately $492,000 and $478,000, respectively.

The Company did not request an operating capital advance during the three months ended March 31, 2024. The Company requested and received an operating capital advance in the amount of $200,000 from QFL pursuant to the Purchase Agreement during the three months ended March 31, 2023.

Funding Liabilities - QF3

The QF3 funding liabilities at March 31, 2024 and December 31, 2023 of $6,634,381 and $5,800,000, respectively, represent the principal amount of the Company’s obligations to QF3 pursuant to a purchase agreement (“QF3 Purchase Agreement”) dated March 12, 2023 between the Company and QF3, as described below. As of March 31, 2024, the Company has made no repayments on this funding liability. The obligation to QF3 has no repayment term since the payment is due from net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of March 31, 2024 and December 31, 2023. Accrued interest related to this funding liability as of March 31, 2024 and December 31, 2023 was approximately $418,000 and $299,000, respectively.

On March 12, 2023, the Company and HID, entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement QF3”), a security agreement (the “QF3 Security Agreement”), a patent security agreement (the “QF3 Patent Security Agreement” together with the QF3 Security Agreement, the QF3 Patent Security Agreement, and the QF3 Purchase Agreement, the “QF3 Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements on March 12, 2023:

(i) Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to the Company a financing facility of: (a) up to $4,000,000 for operating expenses, of which the Company has requested and received $3,334,381 as of March 31, 2024, of which approximately $834,000 was received during the three months ended March 31, 2024; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. (“Tower”); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which no amounts have been requested or received as of March 31, 2024. In return, the Company transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents.

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

Loan Payable Related Party

The loan payable – related party at March 31, 2024 and December 31, 2023 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) due to Intelligent Partners, LLC (“Intelligent Partners”) of $2,796,500, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% Note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL has received its negotiated rate of return.

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

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at March 31, 2024 and December 31, 2023 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

Purchase Price of Patents

The purchase price of patents balance at March 31, 2024 and December 31, 2023 of $53,665 represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $53,665. The Company did not make any payments with respect to this obligation in 2024. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate sufficient net proceeds. Pursuant to ASC 470, the Company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

5. WARRANT LIABILITY

On February 22, 2021, the Company issued warrants to purchase 962,463 shares of common stock to QFL (see Note 4) in connection with its funding agreement. If on the date of initial exercise the aggregate number of warrant shares purchasable upon exercise of the warrant would yield less than an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), then the number of warrant shares shall be increased to an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), and therefore the number of shares underlying the warrants is not fixed until the date of the initial exercise. As such, the warrant issued to QFL requires classification as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and is valued at its fair value as of the grant date and re-measured at each balance sheet date with the period-to-period change in the fair market value of the warrant liability reflected as a change in fair market value of warrant liability and included under other expenses.

As of March 31, 2024 and December 31, 2023, the aggregate fair value of the outstanding warrant liability was approximately $481,000 and $282,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of March 31, 2024 and December 31, 2023:

	As of
	March 31,	December 31,
	2024	2023
Volatility	397%	395%
Exercise price	$0.54	$0.54
Risk-free interest rate	1.37%	1.37%
Expected dividends	—%	—%
Expected term	6.9	7.1

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2024 and December 31, 2023:

	Fair Value Measurements as of
	March 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	$481,231	—	—	$281,809
Total liabilities	$—	$—	$481,231	$—	$—	$281,809

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2023	$281,809
Loss on subsequent measurement	199,422
Balance at March 31, 2024	$481,231

See Notes 4 and 6 for information on the warrant issuance.

6. STOCKHOLDERS’ EQUITY

Issuance of Options

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2023	2,000,000	2.39	1.20	5.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - March 31, 2024	2,000,000	2.39	1.20	5.55
Options exercisable at end of period	1,200,000	0.97	1.20	4.20

The outstanding options do not have an intrinsic value as of March 31, 2024 or December 31, 2023.

As of March 31, 2024, there was approximately $960,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of approximately 6.90 years.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2023	962,463	0.54	7.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - March 31, 2024	962,463	0.54	6.90

The warrants contain certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). The outstanding warrants do not have an intrinsic value as of March 31, 2024 or December 31, 2023.

7. NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	March 31,	December 31,
	2024	2023
Balance, beginning of year	$228	$228
Net loss attributable to non-controlling interest	—	—
Balance, end of year	$228	$228

8. RELATED PARTY TRANSACTIONS

The Company has at various times entered into transactions with related parties, including officers, directors and major stockholders, wherein these parties have provided services, advanced or loaned money, or both, to the Company which was needed to support its daily operations. The Company discloses all related party transactions.

See Note 4 in connection with the Restructure Agreement dated February 22, 2021 with Intelligent Partners. Because of its ownership percentage, Intelligent Partners is treated as a related party.

See Note 9 with respect to the employment agreement with the Company’s president and chief executive officer.

During three months ended March 31, 2024 and 2023, the Company contracted with a law firm more than 10 percent owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of the Company’s patent portfolio. In connection with the engagement, the Company recorded patent service costs of approximately $30,000 and $0 for the three months ended March 31, 2024 and 2023, respectively, and these were recorded as part of general and of selling, administrative expenses in the consolidated statements of operations.

During the three months ended March 31, 2024 and 2023, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the three months ended March 31, 2024 and 2023, the cost of these services was approximately $464,000 and $62,000, respectively, and these were recorded as part of litigation and licensing expenses in the consolidated statements of operations. As of March 31, 2024 and December 31, 2023, approximately $1,379,000 of such costs were payable to the related party. Since the services are on a contingent fee basis, no fees are incurred unless there is a recovery.

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

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2024, the percentage was set at 20%. The Company’s chief executive officer and chief technology officer are the only participants and during the three months ended March 31, 2024 and 2023, approximately $17,300 and $16,500 was deposited into the chief executive officer’s SEP IRA account, respectively and approximately $6,600 and $0 was deposited into the chief technology officer’s SEP IRA account, respectively.

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

10. SUBSEQUENT EVENTS

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

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three months ended March 31, 2024 and 2023 was from patent licensing fees, of which approximately 100% was paid or is payable to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us a continuing stream of revenue, to date we have not been successful in doing so, and we do not anticipate that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year and the net income we generated during the year ended December 31, 2023 may prove to be an aberration. Our gross profit from license fees reflects the payment of any royalties due in connection with our license.

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

Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which no amounts have been received as of March 31, 2024; (b) up to $4,000,000 for operating expenses, of which the we have requested and received $3,334,381 as of March 31, 2024; and (iii) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing.

On February 22, 2021, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which $2,653,000 has been advanced as of March 31, 2024; (b) up to $2,000,000 for operating expenses, of which the we have requested and received $2,000,000 as of March 31, 2024; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. We used $1,750,000 of proceeds from the QFL financing as the cash payment portion of the restructure of our obligations to Intelligent Partners. Our obligations to QFL are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. We also granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and regained compliance on May 7, 2021 and we granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

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

Portfolios

In October 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Fortinet, Inc., and Musarubra US, LLC. The actions against Fortinet, Inc. and Musarubra US LLC have been resolved and revenue for the three months ended March 31, 2024 includes revenue from the related settlements.

In February 2024, Harbor Island Dynamic brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al. This action is pending.

Results of Operations

Three Months Ended March 31, 2024 and 2023

	Three Months Ended March 31,
	2024	2023
Revenues (patent licensing fees)	$1,045,000	$202,500
Cost of revenue (litigation and licensing expenses)	561,552	187,973
Selling, general and administrative expenses	577,279	777,857
Income (loss) from operations	(93,831)	(763,330)

Other expenses
Change in fair market value of warrant liability	(199,422)	(8,566)
Interest expense	(138,189)	(137,469)
Total other expenses	(337,611)	(146,035)

Loss before income tax	(431,442)	(909,365)

Income tax expense	—	(30,000)

Net loss	$(431,442)	$(939,365)

We generated revenues of approximately $1,045,000 for the three months ended March 31, 2024 as compared to approximately $203,000 for the three months ended March 31, 2023. Our revenue for the three months ended March 31, 2024 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the TLL portfolio. Our revenue for the three months ended March 31, 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche and STX portfolios. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. Cost of revenue for the three months ended March 31, 2024 and 2023 relating to patent service costs was approximately $562,000 and $188,000, respectively. During the three months ended March 31, 2024, the Company received a reimbursement for costs expensed in prior periods in the amount of approximately $334,000, resulting in a reduction of litigation and licensing expenses. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners, all of whom or may have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the three months ended March 31, 2024 decreased by approximately $201,000, or approximately 26%, compared to the three months ended March 31, 2023, primarily due to compensation expense. Our principal operating expenses for the three months ended March 31, 2024 were amortization of intangible assets of approximately $167,000 and compensation expenses of approximately $165,000. Our principal operating expenses for the three months ended March 31, 2023 were amortization of intangible assets of approximately $159,000 and compensation expenses of approximately $450,000. We had stock-based compensation costs of approximately $6,000 and $19,000 for the three months ended March 31, 2024 and 2023, respectively. We anticipate increased administrative expenses in the second quarter of 2024 as a result of the restatement of our financial statements for the year ended December 31, 2023 and the filing of an amendment to our 10-K annual report.

Other income and expense for the three months ended March 31, 2024 included a loss on change in fair value of warrant liability of approximately $199,000. We realized a loss on change in fair value of warrant liability of approximately $9,000 for the three months ended March 31, 2023. The fair value of the warrant liability is affected by the price of our common stock, so the liability increases as the stock price goes up, resulting in an expense, and decreases as the stock price goes down resulting in income from change in warrant liability. Other expense also reflects interest expense of approximately $138,000 for the three months ended March 31, 2024 and approximately $137,000 for the three months ended March 31, 2023.

We incurred income tax expense of approximately $0 and $30,000 for foreign income taxes for the three months ended March 31, 2024 and 2023, respectively.

As a result of the foregoing, we realized a net loss of approximately $431,000, or $0.08 per share (basic and diluted) and net loss of approximately $939,000, or $0.17 per share (basic and diluted), for the three months ended March 31, 2024 and 2023, respectively.

Liquidity and Capital Resources

At March 31, 2024, we had current assets of approximately $4,844,000 and current liabilities of approximately $14,809,000. Our current liabilities include funding liabilities of approximately $8,161,000 payable to QFL and QF3, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of approximately $2,797,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, loans payable of approximately $138,000, a warrant liability of approximately $481,000, accounts payable and accrued liabilities of approximately $1,999,000, and accrued interest of approximately $1,233,000. As of March 31, 2024, we have an accumulated deficit of approximately $24,342,000 and a negative working capital of approximately $9,965,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses and legal fees, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the three months ended March 31, 2024 and 2023:

	Three Months Ended March 31,
	2024	2023
Cash flows used in operating activities	$(628,437)	$(607,835)
Cash flows used in investing activities	—	(3,300,000)
Cash flows from financing activities	835,649	3,944,140
Net increase in cash	207,212	36,305
Cash at beginning of year	563,484	90,601
Cash at end of year	$770,696	$126,906

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

Warrant Liability

We reflect a warrant liability with respect to warrants for which the number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period by using a Black-Scholes option pricing model to estimate the fair value. The period to period change in the amount of warrant liability is reflected as a gain or loss in warrant liability and is included under other expenses.

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

For the periods presented, revenue contracts executed by us primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by us or our operating subsidiaries as part of the settlement of litigation commenced by our subsidiaries. Intellectual property rights granted included the following, as applicable: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual intellectual property rights are not accounted for as separate performance obligations, as (a) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised intellectual property rights are inputs and (b) the Company’s promise to transfer each individual intellectual property right described above to the customer is not separately identifiable from other promises to transfer intellectual property rights in the contract.

Since the promised intellectual property rights are not individually distinct, we combine each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. Our subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. Our subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30 to 90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. We do not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

Our revenue for the three months ended March 31, 2024 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the TLL portfolio. Our revenue for the three months ended March 31, 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche and STX portfolios.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on our financial statements.

Going Concern

We have an accumulated deficit of approximately $24,342,000 and negative working capital of approximately $9,965,000 as of March 31, 2024. Although we generated income in 2023, we incurred a loss for the three months ended March 31, 2024 and we have a history of losses and can give no assurance that we will generate income in the future. Because of our history of losses, our working capital deficiency, the uncertainty of future revenue, our obligations to Intelligent Partners, QF3, and QFL, the low stock price of our common stock and the absence of an active trading market in our common stock and our failure to have effective internal controls over financial reporting, as reflected in the restatement of its financial statements for the year ended December 31, 2023, our ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from our failure to meet the continued listing requirements of the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Our revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce our intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and acting chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and acting chief financial officer concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls were not effective as of March 31, 2024, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. In light of the restatement of our financial statements included in amendment no. 1 to our annual report on Form 10-K/A for the year ended December 31, 2023, which resulted from our failure to have effective internal controls over financial reporting, we plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements keeping in mind the limitation resulting from our limited resources and our not having a full-time chief financial officer with an accounting background. As previously disclosed, management has determined that our internal control over financial reporting contains material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third-party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only full time employee, serving as both chief executive officer and acting chief financial officer, and who does not have an accounting background, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

During the period ended March 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: May 15, 2024

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer