Form 10-Q
period 2024-06-30
QUEST PATENT RESEARCH CORP
filed 2024-08-12
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2024

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,331,973 shares of common stock are issued and outstanding as of August 12, 2024.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2024	December 31, 2023
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$136,767	$563,484
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	758,250	3,015,295
Other current assets	83,644	28,121
Total current assets	978,661	3,606,900

Patents, net of accumulated amortization of $2,743,495 and $2,412,397, respectively	3,343,505	3,674,603
Total assets	$4,322,166	$7,281,503

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
Accounts payable and accrued liabilities ($324,439 and $1,378,154 due to related parties at June 30, 2024 and December 31, 2023, respectively)	$538,744	$1,674,690
Loans payable	138,000	138,000
Funding liability	6,634,381	7,325,502
Loan payable - related party	2,796,500	2,796,500
Warrant liability	240,615	281,809
Accrued interest	878,653	1,096,985
Total current liabilities	11,226,893	13,313,486

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	$11,430,558	$13,517,151

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at June 30, 2024 and December 31, 2023; 5,331,973 shares issued and outstanding at June 30, 2024 and December 31, 2023	160	160
Additional paid-in capital	17,680,793	17,674,985
Accumulated deficit	(24,789,573)	(23,911,021)
Total Quest Patent Research Corporation stockholders' deficit	(7,108,620)	(6,235,876)
Non-controlling interest in subsidiary	228	228
Total stockholders' deficit	(7,108,392)	(6,235,648)
Total liabilities and stockholders' deficit	$4,322,166	$7,281,503

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Patent licensing fees	$850,000	$—	$1,895,000	$202,500
Cost of revenues
Litigation and licensing expenses	386,631	97,504	948,183	285,477
Gross profit (loss)	463,369	(97,504)	946,817	(82,977)

Operating expenses
Selling, general and administrative expenses	816,434	649,904	1,393,713	1,427,761
Total operating expenses	816,434	649,904	1,393,713	1,427,761
Loss from operations	(353,065)	(747,408)	(446,896)	(1,510,738)

Other income (expenses)
Change in fair market value of warrant liability	240,616	(205,486)	41,194	(214,052)
Interest expense, net	(229,628)	(216,752)	(367,817)	(354,221)
Total other income (expenses)	10,988	(422,238)	(326,623)	(568,273)

Loss before income tax	(342,077)	(1,169,646)	(773,519)	(2,079,011)

Income tax expense	(105,033)	—	(105,033)	(30,000)

Net loss	$(447,110)	$(1,169,646)	$(878,552)	$(2,109,011)

Loss per share - basic and diluted	$(0.08)	$(0.22)	$(0.16)	$(0.40)

Weighted average shares outstanding - basic and diluted	5,331,973	5,331,973	5,331,973	5,331,973

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2023	5,331,973	$160	$17,626,279	$(26,189,494)	$228	$(8,562,827)
Stock-based compensation	—	—	18,573	—	—	18,573
Net loss	—	—	—	(939,365)	—	(939,365)
Balances as of March 31, 2023	5,331,973	160	17,644,852	(27,128,859)	228	(9,483,619)
Stock-based compensation	—	—	9,972	—	—	9,972
Net loss	—	—	—	(1,169,646)	—	(1,169,646)
Balances as of June 30, 2023	5,331,973	$160	$17,654,824	$(28,298,505)	$228	$(10,643,293)

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders'
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2023(Restated)	5,331,973	$160	$17,674,985	$(23,911,021)	$228	$(6,235,648)
Stock-based compensation	—	—	5,808	—	—	5,808
Net loss	—	—	—	(431,442)	—	(431,442)
Balances as of March 31, 2024	5,331,973	160	17,680,793	(24,342,463)	228	(6,661,282)
Net loss	—	—	—	(447,110)	—	(447,110)
Balances as of June 30, 2024	5,331,973	$160	$17,680,793	$(24,789,573)	$228	$(7,108,392)

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net loss	$(878,552)	$(2,109,011)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair market value of warrant liability	(41,194)	214,052
Stock-based compensation	5,808	28,545
Amortization of intangible assets	331,098	388,746

Change in operating assets and liabilities:
Accounts receivable	2,257,045	—
Accrued interest	(218,332)	349,834
Other current assets	(55,523)	(28,043)
Accounts payable and accrued liabilities	(1,135,946)	57,883
Net cash provided by (used in) operating activities	264,404	(1,097,994)

Cash flows from investing activities:
Purchase of patents	—	(3,300,000)
Net cash provided by (used in) investing activities	—	(3,300,000)

Cash flows from financing activities:
Proceeds from funding liability	834,381	4,500,000
Payment of funding liability	(1,525,502)	(64,110)
Net cash provided by (used in) financing activities	(691,121)	4,435,890

Net increase (decrease) in cash and cash equivalents	(426,717)	37,896

Cash and cash equivalents at beginning of period	563,484	90,601

Cash and cash equivalents at end of period	$136,767	$128,497

Non-cash investing and financing activities:
Interest added to principal	$1,402	$2,790

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$105,033	$30,000
Interest	$4,386	$4,386

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. DESCRIPTION OF BUSINESS

The Company is a Delaware corporation, incorporated on July 17, 1987 and has been engaged in the intellectual property monetization business since 2008.

As used herein, “we”, “us”, “our”, the “Company” refer to Quest Patent Research Corporation and its wholly and majority-owned and controlled operating subsidiaries unless the context indicates otherwise. All intellectual property acquisition, development, licensing and enforcement activities are conducted by the Company’s wholly and majority-owned operating subsidiaries.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the restated consolidated financial statements and accompanying notes included in amendment no.1 to the Company's annual report on Form 10-K/A for the year ended December 31, 2023. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of June 30, 2024.

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

Flash Uplink LLC ("FUL") (wholly owned)

Significant intercompany transactions and balances have been eliminated in consolidation.

The non-controlling interests are presented in the unaudited condensed consolidated balance sheets, separately from equity attributable to the stockholders of the Company. During the three and six months ended June 30, 2024 and 2023, none of the Company’s net loss was attributable to non-controlling interests.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of June 30, 2024 and December 31, 2023.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for credit losses at June 30, 2024 and December 31, 2023.

The accounts receivable balance at June 30, 2024 and December 31, 2023 of approximately $758,000 and $3,015,000, respectively, represents amounts due and payable in connection with the settlement of patent infringement lawsuits.

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

There were no impairments of long-lived assets for the three and six months ended June 30, 2024 and 2023.

Warrant Liability

The Company records a warrant liability with respect to warrants for which the number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period and the period-to-period change in the amount of warrant liability is reflected as a change in fair market value of warrant liability and is included under 'Other income (expenses)' in the accompanying condensed consolidated statements of operations.

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

The fair value hierarchy, based on the three levels of inputs that may be used to measure fair value, is as follows:

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

The economic terms of the inventor agreements, operating agreements, contingent legal fee arrangements and litigation financing agreements associated with the patent portfolios owned or controlled by the Company’s operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries and are included in 'Cost of revenues' as 'Litigation and licensing expenses' in the accompanying condensed consolidated statements of operations. Inventor/former owner royalties, payments to non-controlling interests, contingent legal fees expenses and litigation finance expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor/former owner royalties, contingent legal fees expenses and litigation finance expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

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

The Company's revenue for the three and six months ended June 30, 2024 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the TLL and Deepwell portfolios. Revenue for the six months ended June 30, 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche and STX portfolios.

Cost of Revenues

Cost of revenues mainly includes expenses incurred in connection with our patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses. Cost of revenues does not include expenses related to product development, patent amortization, integration or support, as these are included in selling, general and administrative expenses. During the six months ended June 30, 2024 the Company received a reimbursement for costs expensed in prior periods in the amount of approximately $334,000, resulting in a reduction of litigation and licensing expenses.

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

Income Taxes

The Company incurred $105,033 and $0 of foreign income tax expense for the three months ended June 30, 2024 and 2023. The Company incurred $105,033 and $30,000 of foreign income tax expense for the six months ended June 30, 2024 and 2023. The foreign income tax expense incurred during the three and six months ended June 30, 2024 primarily relates to the withholding tax in connection with settlements of patent infringement litigations.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Because the Company incurred losses for the three and six months ended June 30, 2024 and 2023, potentially dilutive securities would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share. The Company’s potentially dilutive securities include 962,463 potential shares of common stock issuable upon exercise of warrants granted to QPRC Finance LLC ("QFL") in connection with the Purchase Agreement, described in Note 4, 500,000 shares of common stock issuable upon exercise of stock options granted to Intelligent Partners in connection with the Restructure Agreement described in Note 4 and 700,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants. See Notes 4, 5 and 6.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on our financial statements.

Going Concern

The Company has an accumulated deficit of $24,789,573 and negative working capital of approximately $10,248,000 as of June 30, 2024. Because of the Company's history of losses, its working capital deficiency, the uncertainty of future revenue, its obligations to Intelligent Partners, QF3, and QFL, the low stock price of the Company's common stock and the absence of an active trading market in its common stock and its failure to have effective internal controls over financial reporting, as reflected in the restatement of its financial statements for the year ended December 31, 2023, the Company's ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from the Company's failure to meet the continued listing requirements of the OTCQB (see Note 9), raise substantial doubt as to the Company's ability to continue as a going concern. The Company's revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of its intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

	June 30, 2024	December 31, 2023
Patents	$6,087,000	$6,087,000
Disposal	—	—
Subtotal	6,087,000	6,087,000
Less: accumulated amortization	(2,743,495)	(2,412,397)
Net value of intangible assets	$3,343,505	$3,674,603

Weighted Average Amortization Period (Years)	5.07	5.47

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at June 30, 2024 represent:

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 pursuant to an agreement with Intellectual Ventures Assets 62 LLC and Intellectual Ventures Assets 71 LLC ("IV 62/71”), pursuant to which CXT has an obligation to distribute 50% of net revenues to IV 62/71;

●	patents (which were fully amortized at the date of acquisition) acquired in January 2018 by Photonic Imaging Solutions Inc. (“PIS”) from Intellectual Ventures Assets 64 LLC (“IV 64”) pursuant to which PIS is to pay IV 64 (a) 70% of the first $1,500,000 of net revenue, (b) 30% of the next $1,500,000 of net revenue and (c) 50% of net revenue in excess of $3,000,000;

●	patents (which were fully amortized at the date of acquisition) acquired in May 2020 for a purchase price of $95,000 pursuant to an agreement with Texas Technology Ventures 2, LLP (“TTV”), pursuant to which of the Company retains the first $230,000 of net proceeds, as defined in the agreement, after which the company has an obligation to distribute 50% of net proceeds to TTV.

●	patents (which were fully amortized at the date of acquisition) acquired in February 2021 pursuant to an agreement with PKT for a purchase price of $350,000, pursuant to which $350,000 was paid at closing, and upon the realization of gross proceeds, as defined in the agreement, the Company shall make a subsequent or payments in the aggregate amount of $93,900, representing reimbursement to PKT, as the prosecuting attorney, for legal fees associated with prosecution of the portfolio, such reimbursement shall be due and payable to PKT from time to time as gross proceeds are realized, if any, and paid to PKT along with and in proportion to reimbursement to other third parties of costs incurred in realizing gross proceeds. Thereafter, PKT is entitled to a percentage of gross proceeds realized, if any.

●	patents (which were fully amortized at the date of acquisition) acquired in May 2021 for a purchase price of $250,000.

●	patents acquired in October 2021 from AI for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 3-14 years.

●	patents acquired in January 2022 for a purchase price of $1,060,000, the useful lives of the patents, at the date of purchase, was approximately 1-3 years.

●	patents acquired in July 2022 via assignment from AI for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

●	patents acquired March 2023 from Tower for a purchase price of $3,300,000 pursuant to which the Company retains an amount equal to the purchase price plus a negotiated return and any fees out of net proceeds, as defined in the agreement, after which Tower in entitled to a percentage of further net proceeds realized, if any. The useful lives of the patents, at the date of purchase, was approximately 5-15 years.

●	patents acquired in August 2023 pursuant to an agreement with Koji Yoden for a purchase price of $30,000. The useful lives of the patents, at the date of purchase, was approximately 9-10 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of June 30, 2024, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $167,000 and $331,000 for the three and six months ended June 30, 2024, respectively. Amortization expense for patents was approximately $230,000 and $389,000 for the three and six months ended June 30, 2023, respectively. Amortization expense is included in 'Selling, general and administration expenses' in the accompanying condensed consolidated statements of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
Remainder of 2024	$305,256
2025	540,589
2026	500,064
2027	464,786
2028	397,345
Thereafter	1,135,465
Total	$3,343,505

4. SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders whose holdings were insignificant at June 30, 2024 and December 31, 2023, in the amount of $138,000. The loans are payable on demand plus accrued interest at 10% per annum. Accrued interest at June 30, 2024 and December 31, 2023 was approximately $317,000 and $310,000, respectively.

Funding Liabilities

The following table shows the Company’s funding liabilities to QFL and QF3 at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
Funding liability – QFL	$—	$1,525,502
Funding liability – QF3	6,634,381	5,800,000
Funding liabilities	$6,634,381	$7,325,502

Funding Liabilities - QFL

The QFL funding liabilities at June 30, 2024 and December 31, 2023 of $0 and $1,525,502, respectively, represent the principal amount of the Company’s obligations to QFL pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 and amended and restated on May 2, 2024, between the Company and QFL, as described below. As of June 30, 2024, the Company had made total repayments in the amount of approximately $6,402,000 since February 22, 2021. The obligation to QFL has no repayment term since payment is due solely from a portion of net proceeds generated from the monetization of the Company's intellectual property and was classified as a current liability as of December 31, 2023. During the six months ended June 30, 2024 the Company repaid the full outstanding principal balance of $1,525,502. Accrued interest related to this funding liability as of June 30, 2024 and December 31, 2023 was approximately $0 and $478,000, respectively.

The Company did not request an operating capital advance during the three and six months ended June 30, 2024 and no further advances are to be made pursuant to the Purchase Agreement. The Company requested and received an operating capital advance in the amount of $0 and $200,000 from QFL pursuant to the Purchase Agreement during the three and six months ended June 30, 2023, respectively.

Funding Liabilities - QF3

The QF3 funding liabilities at June 30, 2024 and December 31, 2023 of $6,634,381 and $5,800,000, respectively, represent the principal amount of the Company’s obligations to QF3 pursuant to a purchase agreement (“QF3 Purchase Agreement”) dated March 12, 2023 between the Company and QF3, as described below. As of June 30, 2024, the Company has made no repayments on this funding liability. The obligation to QF3 has no repayment term since the payment is due from net proceeds generated from the monetization of the Company's intellectual property and has been classified as a current liability as of June 30, 2024 and December 31, 2023. Accrued interest related to this funding liability as of June 30, 2024 and December 31, 2023 was approximately $553,000 and $299,000, respectively.

On March 12, 2023, the Company and HID, entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement QF3”), a security agreement (the “QF3 Security Agreement”), a patent security agreement (the “QF3 Patent Security Agreement” together with the QF3 Security Agreement, the QF3 Patent Security Agreement, and the QF3 Purchase Agreement, the “QF3 Investment Documents”) pursuant to which, at the closing held contemporaneously with the execution of the agreements on March 12, 2023:

(i) Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to the Company a financing facility of: (a) up to $4,000,000 for operating expenses, of which the Company has requested and received $3,334,381 as of June 30, 2024, of which approximately $834,000 was received during the six months ended June 30, 2024; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. ("Tower"); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which no amounts have been requested or received as of June 30, 2024. In return, the Company transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii) On March 17, 2023, the Company used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a seven-patent portfolio from Tower (the “HID Portfolio”).

(iii) Pursuant to the QF3 Security Agreement and QF3 Patent Security Agreement, payment of the Company's obligations under the QF3 Purchase Agreement with QF3 are secured by (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

In connection with the agreements with QF3, the Company, HID and the Subsidiary Guarantors entered into an intercreditor agreement with QF3 and Intelligent Partners which sets forth the priority of QF3 in the collateral under the Investment Documents.

Loan Payable Related Party

The loan payable – related party at June 30, 2024 and December 31, 2023 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) due to Intelligent Partners, LLC (“Intelligent Partners”) of $2,796,500, pursuant to a restructure agreement (“Restructure Agreement”) dated February 22, 2021 whereby the Company and Intelligent Partners, extinguished the Company’s 10% Note to Intelligent Partners as transferee of the notes issued to United Wireless Holdings, Inc. (“United Wireless”), in the amount of $4,672,810 pursuant to securities purchase agreement dated October 22, 2015 between the Company and United Wireless. The notes became due by their terms on September 30, 2020, and the Company did not make any payment on account of principal of and interest on the notes. Subsequent to September 30, 2020, the Company engaged in negotiations with Intelligent Partners in parallel with the Company’s negotiations with QFL, with a view to restructuring the Company’s obligations under the United Wireless agreements, including the notes, so that the Company no longer had any obligations under the notes or the SPA. These negotiations resulted in the Restructure Agreement, described below, which provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described below. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL and QF3 have received their negotiated rate of return.

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

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at June 30, 2024 and December 31, 2023 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. Funds from the Loan may be used solely as working capital to alleviate economic injury caused by disaster occurring in the month of January 31, 2020 and continuing thereafter and to pay Uniform Commercial Code (UCC) lien filing fees and a third-party UCC handling charge of $100 which were deducted from the loan amount stated above. In addition to the loan, as part of the COVID-19 relief effort, the Company obtained an Emergency EIDL Grant from the SBA in the amount of $1,000. The Company is not required to repay the grant.

Purchase Price of Patents

The purchase price of patents balance at June 30, 2024 and December 31, 2023 of $53,665 represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $53,665. The Company did not make any payments with respect to this obligation in 2024 to-date. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate sufficient net proceeds. Pursuant to ASC 470, the Company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

5. WARRANT LIABILITY

On February 22, 2021, the Company issued warrants to purchase 962,463 shares of common stock to QFL in connection with its funding agreement (see Note 4). If on the date of initial exercise the aggregate number of warrant shares purchasable upon exercise of the warrant would yield less than an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), then the number of warrant shares shall be increased to an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), and therefore the number of shares underlying the warrants is not fixed until the date of the initial exercise. As such, the warrant issued to QFL requires classification as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and is valued at its fair value as of the grant date and re-measured at each balance sheet date with the period-to-period change in the fair market value of the warrant liability reflected as a change in fair market value of warrant liability and included under 'Other income (expenses)' in the accompanying condensed consolidated statements of operations.

As of June 30, 2024 and December 31, 2023, the aggregate fair value of the outstanding warrant liability was approximately $241,000 and $282,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of June 30, 2024 and December 31, 2023:

	As of
	June 30,	December 31,
	2024	2023
Volatility	397%	395%
Exercise price	$0.54	$0.54
Risk-free interest rate	1.37%	1.37%
Expected dividends	—%	—%
Expected term	6.6	7.1

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of June 30, 2024 and December 31, 2023:

	Fair Value Measurements as of
	June 30, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets
None	$—	$—	$—	$—	$—	$—
Total assets	—	—	—	—	—	—
Liabilities
Warrant liability	—	—	$240,615	—	—	$281,809
Total liabilities	$—	$—	$240,615	$—	$—	$281,809

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2023	$281,809
Loss on subsequent measurement	199,422
Balance at March 31, 2024	481,231
Gain on subsequent measurement	(240,616)
Balance at June 30, 2024	$240,615

See Note 6 for information on the warrant issuance.

6. STOCKHOLDERS' EQUITY

Issuance of Options

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2023	2,000,000	2.39	1.20	5.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - June 30, 2024	2,000,000	2.39	1.20	5.30
Options exercisable at end of period	1,200,000	0.97	1.20	3.95

The outstanding options do not have an intrinsic value as of June 30, 2024 or December 31, 2023.

As of June 30, 2024, there was approximately $960,000 of unrecognized compensation expense related to nonvested stock option awards with a weighted average expected term of approximately 6.65 years. The recognition of the unrecognized compensation expense is subject to certain conditions that the Company has currently deemed to not be probable of achieving.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2023	962,463	0.54	7.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - June 30, 2024	962,463	0.54	6.65

The warrants contain certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). The outstanding warrants do not have an intrinsic value as of June 30, 2024 or December 31, 2023.

7. NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	Six months ended June 30, 2024	Year ended December 31, 2023
Balance, beginning of period	$228	$228
Net loss attributable to non-controlling interest	—	—
Balance, end of period	$228	$228

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

During the three and six months ended June 30, 2024, the Company contracted with a law firm more than 10 percent owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of the Company’s patent portfolio. In connection with the engagement, the Company recorded patent service costs of approximately $30,000 and $60,000 for the three and six months ended June 30, 2024, respectively, and these were recorded as part of 'Selling, general and administrative expenses' in the accompanying condensed consolidated statements of operations. As the Company did not contract with the law firm during the six months ended June 30, 2023, there are no equivalent costs for the comparative periods presented.

During the three and six months ended June 30, 2024 and 2023, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the three and six months ended June 30, 2024, the cost of these services was approximately $318,000 and $781,000, respectively. For the three and six months ended June 30, 2023, the cost of these services was approximately $0 and $62,000, respectively. These costs were recorded as part of 'Litigation and licensing expenses' in the condensed consolidated statements of operations. As of June 30, 2024 and December 31, 2023, approximately $328,000 and $1,379,000 of such costs were payable to the related party, respectively. Since the services are on a contingent fee basis, no fees are incurred unless there is a recovery.

9. COMMITMENTS AND CONTINGENCIES

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2024, the percentage was set at 20%. The Company’s chief executive officer and chief technology officer are the only participants and during the three and six months ended June 30, 2024, approximately $17,250 and $34,500 was deposited into the chief executive officer's SEP IRA account, respectively and approximately $3,450 and $3,450 was deposited into the chief technology officer's SEP IRA account, respectively. During the three and six months ended June 30, 2023, approximately $16,500 and $33,000 were deposited into the chief executive officer's SEP IRA account, respectively. No amounts were deposited into the chief technology officer's SEP IRA account during the three and six months ended June 30, 2023.

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

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the six months ended June 30, 2024 and 2023 was from patent licensing fees, of which approximately 85% and 100%, respectively, was paid or is payable to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we intend to seek to develop portfolios of intellectual property rights that provide us a continuing stream of revenue, to date we have not been successful in doing so, and we do not anticipate that we will be able to generate revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year and the net income we generated during the year ended December 31, 2023 may prove to be an aberration. Our gross profit from license fees reflects the payment of any royalties due in connection with our license.

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

Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which no amounts have been received as of June 30, 2024; (b) up to $4,000,000 for operating expenses, of which the we have requested and received $3,334,381 as of June 30, 2024; and (iii) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing.

On February 22, 2021, we entered into a funding agreement with QFL which was amended and restated on May 2, 2024 and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL made available to us a total of $6,402,000, consisting of (a) $2,653,000 for the acquisition of mutually agreed patent rights that we intended to monetize; (b) $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. During the six months ended June 30, 2024 we repaid the full outstanding principal balance of $1,525,502. No further advances are to be made pursuant to the Purchase Agreement. Our obligations to QFL are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing. We also granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and regained compliance on May 7, 2021 and we granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

Contemporaneously with the execution of the agreements with QFL, we entered into a restructure agreement with Intelligent Partners to eliminate any obligations we had with respect to the outstanding notes and the securities purchase agreement. As part of the restructure of our agreements with Intelligent Partners, we amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire. Under these MPAs, Intelligent Partners receives a 60% interest in the proceeds from our intellectual property owned by the eight Subsidiary Guarantors. Intelligent Partners also participates in the monetization proceeds from new intellectual property that we acquire until the total payments under all the monetization participation agreements equal $2,805,000, as follows: for net proceeds between $0 and $1,000,000, Intelligent Partners receives 10% of the net proceeds realized from new patents, except that if, in any calendar quarter, net proceeds realized by us exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. The payments with respect to the new patents terminate once total payments to Intelligent Partners under all monetization participation agreements reach $2,805,000. The payments to Intellectual Partners with respect new patents are payable from the proceeds which are allocated to us under the QFL and QF3 agreements, which start after QFL and QF3 have received a negotiated rate of return.

Recent Litigation

In October 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Fortinet, Inc., and Musarubra US, LLC. In February 2024, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Sonicwall, Inc. The actions against Fortinet, Inc., Musarubra US LLC, and Sonicwall Inc. have been resolved and revenue for the six months ended June 30, 2024 includes revenue from the related settlements.

In September 2023, DIP brought a patent infringement action in the U.S. District for the Eastern District of Texas against MediaTek Inc. The action against MediaTek, Inc. has been resolved and revenue for the six months ended June 30, 2024 includes revenue from the related settlement.

In February 2024, Harbor Island Dynamic brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al. This action is pending.

Results of Operations

Three and Six months ended June 30, 2024 and 2023

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues (patent licensing fees)	$850,000	$—	$1,895,000	$202,500
Cost of revenue (litigation and licensing expenses)	386,631	97,504	948,183	285,477
Selling, general and administrative expenses	816,434	649,904	1,393,713	1,427,761
Loss from operations	(353,065)	(747,408)	(446,896)	(1,510,738)

Other income (expenses)
Change in fair market value of warrant liability	240,616	(205,486)	41,194	(214,052)
Interest expense, net	(229,628)	(216,752)	(367,817)	(354,221)
Total other income (expenses)	10,988	(422,238)	(326,623)	(568,273)

Loss before income tax	(342,077)	(1,169,646)	(773,519)	(2,079,011)

Income tax expense	(105,033)	—	(105,033)	(30,000)

Net loss	$(447,110)	$(1,169,646)	$(878,552)	$(2,109,011)

We generated revenues of approximately $850,000 for the three months ended June 30, 2024 as compared to $0 for the three months ended June 30, 2023. We generated revenues of approximately $1,895,000 for the six months ended June 30, 2024 as compared to approximately $203,000 for the six months ended June 30, 2023. Our revenue for the three and six months ended June 30, 2024 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the TLL and DIP portfolios. Our revenue for the six months ended June 30, 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche and STX portfolios. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. Cost of revenue for the three months ended June 30, 2024 and 2023 relating to patent service costs was approximately $387,000 and $98,000, respectively. Cost of revenue for the six months ended June 30, 2024 and 2023 relating to patent service costs was approximately $948,000 and $285,000, respectively. During the six months ended June 30, 2024 the Company received a reimbursement for costs expensed in prior periods in the amount of approximately $334,000, resulting in a reduction of litigation and licensing expenses. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners, all of whom or may have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the three months ended June 30, 2024 increased by approximately $167,000, or approximately 26%, compared to the three months ended June 30, 2023, primarily due to compensation expense. Selling, general, and administrative expenses for the six months ended June 30, 2024 decreased by approximately $34,000, or approximately 2% compared to the six months ended June 30, 2023, primarily due to compensation expense. Our principal operating expenses for the three and six months ended June 30, 2024 were amortization of intangible assets of approximately $164,000 and $331,000, respectively, as well as compensation expense of approximately $322,000 and $497,000, respectively. We had stock-based compensation costs of approximately $0 and $6,000 for the three and six months ended June 30, 2024, respectively. Our principal operating expenses for the three and six months ended June 30, 2023 were amortization of intangible assets of approximately $230,000 and $389,000, respectively, as well as compensation expense of approximately $180,000 and $630,000, respectively. We had stock-based compensation costs of approximately $10,000 and $29,000 for the three and six months ended June 30, 2023.

Other income and expense for the three and six months ended June 30, 2024 included a gain on change in fair value of warrant liability of approximately $241,000 and $41,000, respectively. We recognized a loss on change in fair value of warrant liability of approximately $205,000 and $214,000 for the three and six months ended June 30, 2023, respectively. The fair value of the warrant liability is affected by the price of our common stock, so the liability increases as the stock price goes up, resulting in an expense, and decreases as the stock price goes down resulting in income from change in warrant liability. Other expense also reflects interest expense of approximately $230,000 and $368,000, respectively for the three and six months ended June 30, 2024 and approximately $217,000 and $354,000 for the three and six months ended June 30, 2023, respectively.

We incurred income tax expense of approximately $105,000 for foreign income taxes for the three and six months ended June 30, 2024. The foreign income tax expense incurred during the three and six months ended June 30, 2024 primarily relates to the withholding tax in connection with settlements of patent infringement litigations. We incurred income tax expense of approximately $0 and $30,000 for the three and six months ended June 30, 2023, respectively.

As a result of the foregoing, we incurred net loss of approximately $447,000, or $0.08 per share (basic and diluted) for the three months ended June 30, 2024 and net loss of approximately $879,000 or $0.16 per share (basic and diluted) for the six months ended June 30, 2024 compared to net loss of approximately $1,170,000, or $0.22 per share (basic and diluted) for the three months ended June 30, 2023 and net loss of approximately $2,109,000, or $0.40 per share (basic and diluted) for the six months ended June 30, 2023.

Liquidity and Capital Resources

At June 30, 2024, we had current assets of approximately $979,000 and current liabilities of approximately $11,227,000. Our current liabilities include funding liabilities of approximately $6,634,000 payable to QF3, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of approximately $2,797,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, loans payable of approximately $138,000, a warrant liability of approximately $241,000, accounts payable and accrued liabilities of approximately $539,000, and accrued interest of approximately $879,000. As of June 30, 2024, we have an accumulated deficit of approximately $24,790,000 and a negative working capital of approximately $10,248,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses and legal fees, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30,
	2024	2023
Cash flows provided by (used in) operating activities	$264,404	$(1,097,994)
Cash flows provided by (used in) investing activities	—	(3,300,000)
Cash flows provided by (used in) financing activities	(691,121)	4,435,890
Net increase (decrease) in cash	(426,717)	37,896
Cash at beginning of year	563,484	90,601
Cash at end of year	$136,767	$128,497

We cannot assure you that we will be successful in generating future revenues, in obtaining additional debt or equity financing or that such additional debt or equity financing will be available on terms acceptable to us, if at all, or that we will be able to obtain any third-party funding in connection with any of our intellectual property portfolios or that we will receive any of the proceeds of any litigation settlements after making all required payments to counsel and funding sources and payments to Intelligent Partners. We have no credit facilities. Although our agreement provides for QF3 to provide us with funding to acquire intellectual property rights, subject to QF3's approval, it does not provide for financing the litigation necessary for the monetization of the intellectual property rights. We do not have any credit facilities or any arrangements for us to finance the litigation necessary to monetize our intellectual property rights other than contingent fee arrangements with counsel with respect to our pending litigation. If we do not secure contingent representation or obtain litigation financing, we may be unable to monetize our intellectual property.

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

Since the promised intellectual property rights are not individually distinct, we combine each individual IP right in the contract into a bundle of IP rights that is distinct, and we account for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. Our subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. Our subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30 to 90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. We do not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

Recent Accounting Pronouncements

Management does not believe that there are any recently issued, but not effective, accounting standards which, if currently adopted, would have a material effect on our financial statements.

Going Concern

We have an accumulated deficit of approximately $24,790,000 and negative working capital of approximately $10,248,000 as of June 30, 2024. Because of our history of losses, our working capital deficiency, the uncertainty of future revenue, our obligations to QF3 and Intelligent Partners, the low stock price of our common stock and the absence of an active trading market in our common stock and our failure to have effective internal controls over financial reporting, as reflected in the restatement of its financial statements for the year ended December 31, 2023, our ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from our failure to meet the continued listing requirements of the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Our revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce our intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2024, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and acting chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and acting chief financial officer concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls were not effective as of June 30, 2024, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended June 30, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Date: August 12, 2024

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer