Form 10-K
period 2024-12-31
QUEST PATENT RESEARCH CORP
filed 2025-03-26
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2024

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $404,035 as of June 30, 2024.

Note.—If a determination as to whether a particular person or entity is an affiliate cannot be made without involving unreasonable effort and expense, the aggregate market value of the common stock held by non-affiliates may be calculated on the basis of assumptions reasonable under the circumstances, provided that the assumptions are set forth in this Form.

As of March 15, 2025, the registrant had 5,331,973 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights, including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seek to monetize our intellectual property rights;

●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	Our ability to remain current with respect to our obligations under patent purchase agreements, the failure of which could result in a default under our agreement with QPRC Finance LLC (“QFL”) and/or QPRC Finance III LLC (“QF3”) or, even if the failure does not result in a default, it may affect the willingness of QF3 to make advances to us under the funding agreement;

●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to realize any cash flow after payments to our funding sources, including QFL and QF3 under our financing agreements with QFL and QF3, our restructured agreement with Intelligent Partners, LLC (“Intelligent Partners”), and payments due to counsel, as well as payment obligations to sellers of intellectual property rights that we acquire;

●	Our ability to identify intellectual property for innovative technologies for which there is a significant potential market which QF3 is willing to fund and to find other funding sources if QF3 is not willing to fund the acquisition of the intellectual property and our ability to negotiate terms for the acquisition such intellectual property on terms which QF3 is willing to fund;

●	Our ability or perceived ability to obtain necessary financing for operations;

●	The effect of any adverse decision in any action which one of our subsidiaries may commence, including the award of legal fees in favor of a defendant, which may result in the bankruptcy of the subsidiary;

●	The effects on our business, financial conditions and ownership of proprietary rights in the event of any default under our agreements with QFL, QF3 or Intelligent Partners;

●	The effect of legislation and court decisions on our ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;

●	Our ability to reduce the cost of litigation through contingent fees with counsel;

●	The results or anticipated results of litigation by or against us, including any actions or motions by defendants seeking legal fees or any other recovery from us in the event that a court decision is against us or otherwise does not uphold our intellectual property rights;

●	The effects on us in the event that any party against which we commence litigation obtains a judgement against one of our subsidiaries and seeks to foreclose on the intellectual property owned by the subsidiary which may result in a default under our agreements with QFL and QF3.

●	Our failure to have effective disclosure controls and internal controls over financial reporting.

●	The anticipated or actual results of our operations;

ii

●	Events or conditions relating to the enforcement of intellectual property rights generally;

●	The development of a market for our common stock;

●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;

●	Any discrepancy between anticipated or projected results and actual results of our operations;

●	Any decline in our stock price which results in our common stock no longer being traded on the OTCQB which could result in a default under our funding agreements;

●	The market’s perception as to our ability to continue to make our filings with the SEC in a timely manner and for our stock to continue to be traded on the OTCQB;

●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price;

●	The sale or the market’s perception of the possible sale by QFL or Intelligent Partners of the shares of common stock which we have registered pursuant to the Securities Act;

●	Any damages we may be required to pay in the event that we do not keep the registration statement covering shares to be sold by owned by Intelligent Partners or issuable upon warrants held by QFL current and effective without their ability to sell pursuant to Rule 144 or our ability to continue to have our stock traded on the OTCQB;

●	The effect of pandemics or other major outbreaks of disease or civil disruptions or other events which have the effect of reducing court schedules which results in courts giving a lower priority to legal action such as those we file and the ability or willingness of defendants to reach a settlement on our claims, and impairment in the financial condition or bankruptcy of defendants and potential defendants in action which we commenced or may commence; and

●	Other matters not within our control.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are an intellectual property asset management company. Our principal operations include the acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly-owned subsidiaries. We currently own, control or manage twenty-two intellectual property portfolios of which we are currently seeking or may seek monetization with respect to six, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation in order to generate revenue. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including primarily licenses granted as part of the settlement of patent infringement lawsuits.

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

We employ a due diligence process before completing the acquisition of an intellectual property interest. We begin with an investment thesis supporting the potential transaction and then proceed to test the thesis through an examination of the critical drivers of the value of the underlying intellectual property asset. Such an examination focuses on areas such as title and inventorship issues, the quality of the drafting and prosecution of the intellectual property assets, legal risks inherent in licensing programs generally, the applicability of the invention to the relevant marketplace and other issues such as the effects of venue and other procedural issues. If we require financing to acquire intellectual property, we will have to satisfy our financing sources, which may be QF3, that we have the ability to monetize the intellectual property. However, our financial position may affect our ability to conduct adequate due diligence with respect to intellectual property rights or to acquire valuable intellectual property. This due diligence effort is conducted by our chief executive officer, who is our only full-time employee.

It has been necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. To the extent that we cannot secure counsel on a contingent basis and cannot fund litigation ourselves, which, considering our financial position, is likely to be the case, we may enter into an agreement with a third-party, which may be an independent third-party, such as QF3, to finance the cost of litigation. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis, or we obtain funding from third-party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third-party that funds the litigation would be entitled to participate in any recovery.

Agreements with QF3

On March 12, 2023, we and our wholly-owned subsidiary, Harbor Island Dynamic LLC (“Harbor”), entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement”), a security agreement (the “Security Agreement”), a patent security agreement (the “Patent Security Agreement” together with the Security Agreement, the Patent Security Agreement, and the Purchase Agreement, the “Investment Documents”). The descriptions below and elsewhere in this Form 10-K relating to our agreements with QF3 are summaries only and are qualified in their entirety by reference to those agreements which are filed as exhibits to this Form 10-K.

(i)	Pursuant to the Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $4,334,000 for operating expenses; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. (“Tower”); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. The terms of the Purchase Agreement are described under “QF3 Purchase Agreement.”

(ii)	On March 17, 2023, we used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a seven-patent portfolio (the “HID Portfolio”) from Tower.

(iii)	Pursuant to the Security Agreement, our obligations under the Purchase Agreement with QF3 are secured by: (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

(iv)	Pursuant to the Patent Security Agreement, we and Harbor granted QF3 a first priority continuing security interest in and lien upon Collateral covered by the Security Agreement. The Patent Security Agreement is the instrument that is filed with the United States Patent and Trademark Office and other government agencies to perfect QF3’s security interest in the Collateral.

QF3 Purchase Agreement

Pursuant to the Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $4,334,000 for operating expenses; (b) $3,300,000 to fund the cash payment portion of the purchase of the HID Portfolio from Tower and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that we would intend to monetize. In return we transferred to QF3 the right to receive a portion of net proceeds generated from the monetization of those patents. After QF3 has received a negotiated rate of return (as defined in the Purchase Agreement), we and QF3 shall share net proceeds equally until QF3 shall have achieved its Investment Return (as defined therein). Thereafter, we shall retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QF3 pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received or are to be received.

Events of Default include any breach of the Investment Documents, including non-payment, material misrepresentation, security interest compromise, criminal indictment or felony conviction of one of our officers or directors, our current chief executive no longer serving as our chief executive or as a director, the occurrence of any Event of Default under the Restructure Agreement with Intelligent Partners, as defined therein, and our insolvency. In addition to all rights and remedies available under law and the Investment Documents, upon and Event of Default, QF3 may: (i) declare the Investment Return immediately due and payable, (ii) except in the event of our insolvency, declare an amount equal to the aggregate amount of the capital provided pursuant to the Purchase Agreement, plus a late charge, immediately due and payable, or (iii) cease making capital available to us.

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

Pursuant to the Purchase Agreement with QFL, QFL made available to us a total of $6,402,000, consisting of (a) $2,653,000 for the acquisition of mutually agreed patent rights that we intended to monetize; (b) $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. During the year ended December 31, 2024 we repaid the full outstanding principal balance of $1,525,502. No further advances are to be made pursuant to the Purchase Agreement. We also granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and regained compliance on May 7, 2021. We also granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

Contemporaneously with the execution of the agreements with QFL, we entered into a restructure agreement with Intelligent Partners to eliminate any obligations we had with respect to the outstanding notes and the securities purchase agreement. As part of the restructure of our agreements with Intelligent Partners, we amended the existing monetization proceeds agreements (“MPAs”) and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire. Under these MPAs, Intelligent Partners receives a 60% interest in the proceeds from our intellectual property owned by the eight Subsidiary Guarantors. Intelligent Partners also participates in the monetization proceeds from new intellectual property that we acquire until the total payments under all the monetization participation agreements equal $2,805,000, as follows: for net proceeds between $0 and $1,000,000, Intelligent Partners receives 10% of the net proceeds realized from new patents, except that if, in any calendar quarter, net proceeds realized by us exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. The payments with respect to the new patents terminate once total payments to Intelligent Partners under all monetization participation agreements reach $2,805,000. The payments to Intellectual Partners with respect new patents are payable from the proceeds which are allocated to us under the QFL and QF3 agreements, which start after QFL and QF3 have received a negotiated rate of return.

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

Our Intellectual Property Portfolios

Intellectual Property Rights

We have twenty-two intellectual property portfolios of which we are seeking to monetize the intellectual property rights of six portfolios. Our operating subsidiaries own or control the rights to these patent portfolios, covering technologies used in a variety of industries. We generate revenues and related cash flows primarily from licenses granted as part of the settlement of patent infringement lawsuits for the use of patented technologies that our operating subsidiaries control or own.

The six portfolios which we are currently planning or seeking to monetize are described below.

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

In November 2021, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. In November 2022, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al and TCL Technology Group Corporation et al. The actions against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. were resolved in 2023 and revenue for the year ended December 31, 2023 includes revenue from the related settlements. The actions against Samsung Electronics Co., Ltd. etal were resolved in 2024 and revenue for the year ended December 31, 2024 includes revenue from the related settlement.

Other Portfolios

We also own 16 additional portfolios; however, we do not anticipate allocating any resources to the monetization of the intellectual property of these portfolios. During 2024 and 2023, we generated revenue from the portfolios described below.

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

Deepwell Portfolio

Acquired in January 2022, the Deepwell portfolio consists of 12 United States patents and related assets (“Deepwell Portfolio”). Certain of the patents relate generally to the manufacture and operation of integrated circuits. More particularly, embodiments of the present invention relate to 1) selectively coupling Voltage feeds to body bias Voltage in an integrated circuit device; 2) routing body-bias voltage to the MOSFETS (metal oxide semiconductor field effect transistors). Certain other patents in the portfolio relate generally to method and system for conservatively managing store capacity available to a processor issuing stores including but not limited to the utilization of a counter mechanism, whereas the counter mechanism is incremented or decremented based on the occurrence of particular events. In September 2023, Deepwell brought a patent infringement suit in the U.S. District for the Eastern District of Texas against MediaTek Inc. The actions against MediaTek Inc. were resolved in 2024 and revenue for the year ended December 31, 2024 includes revenue from the related settlement.

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

We also compete with venture capital firms, strategic corporate buyers and various industry leaders for intellectual property and technology acquisitions and licensing opportunities. Many of these competitors have more financial and human resources than our company. In seeking to obtain intellectual property assets or intellectual property rights, we seek to both demonstrate our understanding of the intellectual property that we are seeking to acquire or license and our ability to monetize their intellectual property rights. Our weak cash position and history of losses, together with our low stock price and our stock not being listed on a stock exchange, may impair our ability to negotiate successfully with the intellectual property owners.

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

Research and Development

We did not incur research and development expenses during 2024 or 2023, since research and development are not part of our business.

Consulting Contracts

On February 22, 2021, we entered into advisory service agreement with three consultants pursuant to which they will provide services to us in connection with the development of our business. The agreements have a term of ten years and may be terminated by us for cause or upon the death or disability of the consultants.

Pursuant to the consulting agreement, the Company granted options to purchase a total of 900,000 shares of Common Stock of which options to purchase a total of 900,000 shares of Common Stock which expire on February 21, 2031. Option to purchase 300,000 shares of Common Stock at $1.00 per share, 100,000 shares at $3.00 per share and 100,000 shares at $5.00 per share are currently exercisable. Option to purchase 200,000 shares at an exercise price of $3.00 per share, become exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which reports stockholders’ equity of at least $5,000,000 and options to purchase 200,000 shares at an exercise price of $5.00 per share become exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Employees

As of March 15, 2025, we have two employees, who are our officers, one of whom works on a part-time basis. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through December 31, 2024, we generated a cumulative loss of approximately $26.4 million on cumulative revenues of approximately $39.8 million, and our losses are continuing. Although we generated net income in 2023, of approximately $2.3 million on revenues of approximately $13.2 million, the revenue and net income resulted from one-time, paid-up licenses in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by our operating subsidiaries as part of the settlement of patent infringement lawsuits, and we cannot assure you that we will generate any significant revenue or net income in the future. Our total assets were approximately $3,541,000 at December 31, 2024, of which approximately $2,558,000 represented the book value of patents we acquired from Tower in March of 2024. At December 31, 2024, we had a working capital deficiency of approximately $11,536,000.

Our independent auditors have included a substantial doubt going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2024. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a substantial doubt going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2024.

We require significant funding in order to develop our business. Our business requires substantial funding to evaluate and acquire intellectual property rights and to develop and implement programs to monetize our intellectual property rights, including the prosecution of any litigation necessary to enable us to monetize our intellectual property rights. Our failure to develop and implement these programs could both jeopardize our relationships under our existing agreements and could inhibit our ability to generate new business, either through the acquisition of intellectual property rights or through exclusive management agreements. We cannot be profitable unless we are able to obtain the funding necessary to develop our business, including litigation to monetize our intellectual property, and to pay our ongoing expenses, including compensation to our chief executive officer, which is $667,500 for 2025, as well as professional expenses and other public company expenses. Although we have agreements with QFL and QF3 which provide a funding to acquire intellectual property rights, QFL or QF3 must approve any intellectual property we acquire and, if QFL or QF3 does not fund an intellectual property acquisition, we may not be able to acquire and monetize the intellectual property. We cannot assure you that we will be able to obtain necessary funding or to develop our business.

The terms of our agreements with QF3, QFL and Intelligent Partners may make it difficult for us to generate cash flow from our operations. We have an agreement with QF3 pursuant to which QF3 agreed to make available to us a financing facility of (i) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize: (ii) up to $4,334,000 for operating expenses from which the Company may, at its discretion, draw up to $500,000 per calendar quarter, of which we have drawn down $4,334,000 as of December 31, 2024, and (iii) $3,300,000 which was used to fund purchase of a patent portfolio from Tower. Although we have paid QFL the money due QFL, QFL continues to have an interest in the cash flow from patents financed by QFL. Pursuant to the QFL and QF3 agreements, QFL and QF3 receive all proceeds payable to us from the monetization of those patents which have been financed by QFL and QF3, respectively, until QFL and QF3 have received their respective negotiated rate of return, then we and QFL and QF3, respectively, share equally in the proceeds from monetization until QFL and QF3, have received their respective investment return and thereafter we receive all of the net proceeds. Pursuant to our restructure agreement with Intelligent Partners, we have an obligation to pay TMPO totaling $2,805,000. Under our amended monetization proceeds agreements with Intelligent Partners, we pay Intelligent Partners 60% of the net monetization proceeds from associated intellectual property portfolios. Further, until we have paid Intelligent Partners a total of $2,805,000 under all of the monetization proceeds agreements, for net proceeds between $0 and $1,000,000 we are to pay Intelligent Partners 10% of the net proceeds realized from new assets acquired by us, provided, that, if, in any calendar quarter, our net proceeds realized exceed $1,000,000, Intelligent Partner’s entitlement for that quarter shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000, and if in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter shall increase to 50% on the portion of net proceeds in excess of $3,000,000. These payments come from our share of the proceeds after QFL and QF3 have recovered their negotiated rate of return, respectively. In these agreements, the monetization proceeds is determined after payment of contingent legal fees and certain other expenses, including payments due by us to as part of the purchase price for intellectual property rights. We cannot assure you that, as a result of these provisions, that we will generate any meaningful cash flow from the intellectual property we acquire. If we do not generate sufficient cash flow from our monetization activities, we may not be able to fund our operations or continue in business.

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

Any equity funding we obtain may result in significant dilution to our stockholders. Because of our financial position, our continuing losses, our negative working capital from operations, and our low stock price, we do not expect that we will be able to obtain any debt financing for our operations. Our stock price has generally been trading at a price which is less than $1.00 per share for more than the past two years. As a result, it will be very difficult for us to raise funds in the equity markets. However, in the event that we are able to raise funds in the equity market, the sale of shares would result in significant dilution to the present stockholders, and even a modest equity investment could result in the issuance of a very significant number of shares.

We may be subject to cybersecurity risks. We will face significant and persistent cybersecurity risks due to the need to protect both our business generally, including our intellectual property and our negotiations with respect to the acquisition and monetization of intellectual property rights, as well as the need to protect the confidentiality of information concerning our personnel and others with whom we conduct business. We will face threats from bad actors who seek to disrupt our business as well as others who are engaging in malicious activities for profit, to make a political point or for no particular reason other than creating disruption. Disclosure of certain information as a result of a cybersecurity breach may result is a breach of privacy laws. The substantial level of harm that could occur to us and those with whom we conduct business were we to suffer impacts of a material cybersecurity incident requires us to maintain robust governance and oversight of these risks and to implement mechanisms, controls, technologies, and processes designed to help us assess, identify, and manage these risks.

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

Our inability to acquire intellectual property portfolios on reasonable terms will impair our ability to generate revenue and develop our business. We do not have the personnel to develop patentable technology by ourselves. Thus, we need to depend on acquiring rights to intellectual property and intellectual property portfolios from third parties on an ongoing basis. In acquiring intellectual property rights, there are delays in (i) identifying the intellectual property which we may want to acquire, (ii) negotiating an agreement with the owner or holder of the intellectual property rights, (iii) obtaining a financing source to enable us to acquire the intellectual property rights, and (iv) generating revenue from those intellectual property rights which we acquire. During these periods, we will continue to incur expenses with no assurance that we will generate revenue. We currently hold intellectual property portfolios from which we have not generated any revenue to date, and we cannot assure you that we will generate revenue from our existing intellectual property portfolios or any additional intellectual properties which we may acquire.

We may be unable to enforce our intellectual property rights unless we obtain third-party funding. Because of the expense of litigation and our lack of working capital, we may be unable to enforce our intellectual property rights unless we obtain the agreement of a third-party to provide funding in support of our litigation. We cannot assure you that QF3 or any other funding source provide us the any necessary funding, and the failure to obtain such funding will impair our ability to monetize our intellectual property portfolio or continue in business.

Because we need to rely on third-party funding sources to provide us with funds to enforce our intellectual property rights we are dependent upon the perception by potential funding sources of the value of our intellectual property. Because we do not have funds to pursue litigation to enforce our intellectual property rights, we are dependent upon the valuation which potential funding sources, which currently is QF3, give to our intellectual property or any intellectual property we may acquire. In determining whether to provide funding for intellectual property litigation, the funding sources need to make an evaluation of the strength of our patents, the likelihood of success, the nature of the potential defendants and a determination as to whether there is a sufficient potential recovery to justify a significant investment in intellectual property litigation. Typically, such funding sources receive a percentage of the recovery after litigation expenses, and seek to generate a sufficient return on investment to justify the investment. Under our agreements with QFL and QF3, QFL and QF3 are allocated all of the net proceeds (after allowable expenses), respectively, until it has received a negotiated return. QFL is no longer providing us with funding for intellectual property acquisitions but it retains its interest in the assets it funded. Unless QF3 or any other funding source believes that it will generate a sufficient return on investment, it will not fund litigation. If QF3 does not fund our acquisition or monetization of intellectual property we propose to acquire, we cannot assure you that we will be able to negotiate funding agreements with third-party funding sources on terms reasonably acceptable to us, if at all. Because of our financial condition, we may only be able to obtain funding on terms which are less favorable to us than we would otherwise be able to obtain.

Although we have a funding agreement with QF3, there is no assurance that QF3 will provide funding for portfolios we are looking to acquire or that we will generate revenue from any funded litigation. Although the funding sources makes their evaluation as to the likelihood of success, patent litigation is very uncertain, and we cannot assure you that we will obtain litigation funding or that, if we obtain litigation funding, we will be successful or that any recovery we may obtain will generate any significant positive cash flow from operations for us.

Because QFL, QF3 and Intelligent Partners hold a security interest in almost all of our intellectual property and the proceeds from our intellectual property, we may not be able to raise funds through a debt financing. Pursuant to our agreements with QFL, QF3 and Intelligent Partners, we granted them a security interest in the stock of our subsidiaries that hold the intellectual property covered by their agreements and in the proceeds from the monetization of such intellectual property. The inability to grant a security interest in these assets to a new lender, as well as our financial condition in general, is likely to materially impair our ability to obtain debt financing for our operations, and may also impair our ability to obtain financing to acquire additional intellectual property rights.

Because of our financial condition and our having generated a loss from operations in 2024 from our existing portfolios, we may not be able to obtain intellectual property rights to the most advanced technologies. In order to generate meaningful revenues from intellectual property rights, we need to be able to identify, negotiate rights to and offer technologies for which there is a developing market. Because of our financial condition and the terms under which we obtain financing for our litigation, we may be unable to negotiate rights to technology for which there which will be a strong developing market, or, if we are able to negotiate agreements for such intellectual property, the terms of our purchase or license may not be favorable to us. Accordingly, we cannot assure you that we will be able to acquire intellectual property rights to the technology for which there is a strong market demand.

Potential acquisitions may present risks, and we may be unable to achieve the financial or other goals intended at the time of any potential acquisition. Our ability to grow depends, in large part, on our ability to acquire interests in intellectual property, including patented technologies, patent portfolios, or companies holding such patented technologies and patent portfolios. Accordingly, we intend to seek to engage in acquisitions to expand our intellectual property portfolios and we intend to continue to explore such acquisitions. Such acquisitions are subject to numerous risks, including the following:

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

Our acquisition of intellectual property rights may be time consuming, complex and costly, which could adversely affect our operating results. Acquisitions of patent or other intellectual property assets, which are and will be critical to the development of our business, are often time consuming, complex and costly to consummate. We may utilize many different transaction structures in our acquisitions and the terms of such acquisition agreements tend to be heavily negotiated, particularly in view of our financial condition and need to obtain financing for any payments we may be required to make. As a result, we expect to incur significant operating expenses and may be required to obtain funding during the negotiations even if the acquisition is ultimately not consummated. Even if we are able to acquire particular intellectual property assets, there is no guarantee that we will generate sufficient revenue related to those intellectual property assets to offset the acquisition costs. We may also identify intellectual property assets that cost more than we are prepared or able to spend with our own capital resources and any financing sources. We may incur significant costs to organize and negotiate a structured acquisition that does not ultimately result in an acquisition of any intellectual property assets or, if consummated, proves to be unprofitable for us. These higher costs could adversely affect our operating results.

If we acquire technologies that are in the early stages of market development, we may be unable to monetize the rights we acquire. We may acquire patents, technologies and other intellectual property rights that are in the early stages of adoption in the commercial, industrial and consumer markets. Demand for some of these technologies will likely be untested and may be subject to fluctuation based upon the rate at which companies may adopt our intellectual property in their products and services. As a result, there can be no assurance as to whether technologies we acquire will have value that we can monetize. It may also be necessary for us to develop additional intellectual property and file new patent applications as the underlying commercial market evolves, as a result of which we may incur substantial costs with no assurance that we will ever be able to either file the new patent application or monetize our intellectual property.

Our intellectual property monetization cycle is lengthy and costly and may be unsuccessful. We expect to incur significant marketing, legal and sales expenses prior to entering into monetization events that generate revenue and cash flow from operations for us. We will also spend considerable resources educating potential licensees on the benefits of entering into an agreement with us that may include a non-exclusive license for future use of our intellectual property rights. Thus, we may incur significant losses in any particular period before any associated revenue stream begins. If our efforts to convince potential licensees of the benefits of a settlement arrangement without litigation are unsuccessful, which is typically the case, we may need to continue with the litigation process or other enforcement action to protect our intellectual property rights and to realize revenue from those rights. We may also need to litigate to enforce the terms of existing agreements, protect our trade secrets, or determine the validity and scope of the proprietary rights of others. Enforcement proceedings are typically protracted and complex. The costs are typically substantial, and the outcomes are unpredictable. Enforcement actions will divert our managerial, technical, legal and financial resources from business operations.

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

Our ability to monetize our intellectual property depends in part upon our ability to retain the qualified legal counsel to represent us in patent enforcement litigation on a contingent or partial contingent fee basis. The success of our licensing business may depend upon our ability to retain the qualified legal counsel to prosecute patent infringement litigation. As our patent enforcement actions increase, it will become more difficult to find the preferred choice for legal counsel to handle all of our cases because many of these firms may have a conflict of interest that prevents their representation of us or because they are not willing to represent us on a contingent or partial contingent fee basis. Because of our financial position, we are not likely to be able to commence litigation unless the legal fees are on a contingent fee basis unless the funding source pays the legal fees, which is not usually the case.

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

Proposed legislation may affect our ability to conduct our business. There have been a number of laws which, if enacted, would affect the ability of companies such as us to generate revenue from our intellectual property rights. Typically, these proposed laws cover legal actions brought by companies which do not manufacture products or supply services but seek to collect licensing fees based on their intellectual property rights and, if they are not able to enter into a license, to commence litigation. Although a number of such bills have been proposed in Congress, we do not know which, if any, bills will be enacted into law or what the provisions will be and, therefore, we cannot predict the effect, if any, that such laws, if passed by Congress and signed by the president, would provide. However, we cannot assure you that legislation will not be enacted which would impair our ability to operate by making it more difficult for us to commence litigation against a potential licensee or infringer. To the extent that an alleged infringer believes that we will not prevail in litigation, it would be more difficult to negotiate a license agreement without litigation.

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

If we are unable to adequately protect our intellectual property, we may not be able to monetize our intellectual property effectively. Our ability to monetize our intellectual property depends in part upon the strength of the intellectual property and intellectual property rights that we own or may hereafter acquire in our technologies, brands and content and our ability to protect such intellectual property rights. We rely on a combination of patent and intellectual property laws and agreements to establish and protect our patent, intellectual property and other proprietary rights. The efforts we take to protect our patents, intellectual property and other proprietary rights may not be sufficient or effective at stopping unauthorized use of our patents, intellectual property and other proprietary rights. In addition, effective trademark, patent, copyright and trade secret protection may not be available or cost-effective in every country in which we have rights. There may be instances where we are not able to protect or utilize our patent and other intellectual property in a manner that maximizes competitive advantage. If we are unable to protect our patent assets and intellectual property and other proprietary rights from unauthorized use, the value of those assets may be reduced, which could negatively impact our business. Our inability to obtain appropriate protections for our intellectual property may also allow competitors to enter our markets and produce or sell the same or similar products as those covered by our intellectual property rights. In addition, protecting our intellectual property and intellectual property rights is expensive and diverts our critical and limited managerial resources. Although we have obtained financing to commence litigation, we are not likely to be able to obtain financing to defend actions against us claiming that our intellectual property infringes upon the intellectual property rights of others. If any of the foregoing were to occur, or if we are otherwise unable to protect our intellectual property and proprietary rights, our business and financial results could be impaired. Commencing legal proceedings to enforce our intellectual property rights is burdensome and expensive. In addition, our intellectual property rights could be at risk if we are unsuccessful in, or cannot afford to pursue, those proceedings. We also rely on trade secrets and contract law to protect some of our intellectual property rights. We will enter into confidentiality and invention agreements with our employees and consultants. Nevertheless, these agreements may not be honored and they may not effectively protect our right to our un-patented trade secrets and know-how. Moreover, others may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets and know-how.

Risks Relating to our Common Stock

If our stock price falls below $0.01 per share, our common stock may be delisted from OTCQB. On May 23, 2022, we received notice from OTC Markets Group, that, because the bid price for our common stock had closed below $0.01 per share for more than 30 consecutive days, we no longer met the Standards for Continued Eligibility under the OTCQB listing standards and, if this deficiency is not met by August 21, 2022, our stock would be removed from the OTCQB marketplace, in which event our common stock would be traded on the OTC Pink market. Our registration rights agreement with QFL provides that, in the event of a failure to comply with certain covenants, which includes the failure of our common stock to be traded on the OTCQB, in addition to any other remedies available to QFL, we are to pay to QFL an amount in cash equal to 2.0% of the aggregate value of QFL’s Registrable Securities, as defined in the Registration Rights Agreement, whether or not included in such registration statement, on each of the following dates: (i) the initial day of a maintenance failure; (ii) on the 30th day after the date of such a failure and (iii) every 30th day thereafter (prorated for periods totaling less than 30 days) until such failure is cured. In July 2022, we amended our certificate of incorporation to effect a one-for-100 reverse split of our common stock. We subsequently received advice from OTC Markets Group that the deficiency had been cured. We cannot assure you that we will continue to meet the requirements for continued listing on the OTCQB, including the maintenance of a bid price of at least $0.01 per share, or that if we fail to meet this maintenance requirement, that we will be able to take any action to regain compliance.

There is a limited market for our common stock, which may make it difficult for you to sell your stock. Our common stock trades on the OTCQB market under the symbol “QPRC.” The OTCQB market is not a national securities exchange and does not provide the benefits to stockholders which a national exchange provides. Furthermore, according to the OTC Markets website, the OTCQB “is for early-stage and developing U.S. and international companies. To be eligible, companies must be current in their reporting and undergo an annual verification and management certification process. Companies must meet $0.01 bid test and may not be in bankruptcy.” There is a limited trading market for our common stock and our common stock has frequently traded for less than $0.20 per share. Accordingly, there can be no assurance as to the liquidity of any market that may develop for our common stock, the ability of holders of our common stock to sell their shares of our common stock, or the prices at which holders may be able to sell our common stock. Further, because of the thin float, the reported bid and asked prices may have little relationship to the price you would pay if you wanted to buy shares or the price you would receive if you wanted to sell shares.

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

Our need to restate our audited financial statements for 2023 reflects a material weakness in our internal controls over financial reporting and may have an adverse effect on our business. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. Our disclosure controls and internal controls over financial reporting are not effective. During the preparation of our financial statements for the three months ended March 31, 2024, on April 30, 2024, our chief executive officer determined that the litigation and licensing expenses for the quarter and year ended December 31, 2023 was understated by $1,371,109 as a result of the failure to recognize legal fees incurred during the fourth quarter of 2023 in connection with the settlement of litigation during the fourth quarter of 2023. As a result, our gross margin, income from operations, income before income taxes and net income were overstated by $1,371,109 resulting in restated net income for the year ended December 31, 2023 of $2,278,473, or $0.43 per share. We had previously reported net income of $3,649,582, or $0.68 per share, and we restated our financial statements for the year ended December 31, 2023. As a result of the restatement, we may be subject to regulatory or other claims and actions, including a reluctance of potential litigation financing sources to provide us with financing which may have a material effect on our business and financial condition.

Our lack of internal controls over financial reporting and our restatement of our 2023 financial statements may affect the market for and price of our common stock. Our disclosure controls and our internal controls over financial reporting are not effective because of material weaknesses, which were the root cause for the error resulting in the restatement of our financial statements for the year ended December 31, 2023. Since we became engaged in the intellectual property management business in 2008, we have not had the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued poor financial condition together with the fact that we have one full time employee, who is both our chief executive officer and our acting chief financial officer, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing.

Our lack of a full-time chief financial officer has impacted our ability to develop financial controls, which could affect the market price for our common stock. We do not have a full-time chief financial officer. At present, our chief executive officer, who does not have an accounting background, is also our acting chief financial officer. We do not anticipate that we will be able to hire a qualified chief financial officer unless our financial condition improves significantly. The lack of an experienced chief financial officer, together with our lack of internal controls, may affect the market price of and the market price for our common stock and impair our ability to raise money through and to enter into agreements with owners of intellectual property rights.

Our stock price may be volatile and your investment in our common stock could suffer a decline in value. As of the date of this annual report, there has been limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

●	the market’s perception as to our ability to generate positive cash flow or earnings from our intellectual property portfolios;

●	changes in our, or if any securities analysts follow our stock, which is not likely because of our stock price and volume and history of losses, the securities analysts’ estimate of our financial performance;

●	our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	the market’s perception of the effects of legislation or court decisions on our business;

●	the market’s perception that a defendant may obtain a judgement against a subsidiary and foreclose on the intellectual property of the subsidiary, which may result in a default under our agreements with QFL and QF3 and, even if a default is not claimed, QF3 may not provide financing for us;

●	the results or anticipated results of litigation by or against us;

●	the anticipated or actual results of our operations;

●	events or conditions relating to the enforcement of intellectual property rights generally;

●	changes in market valuations of other intellectual property marketing companies;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	the market’s perception or our ability to continue to make our filings with the SEC in a timely manner;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other matters not within our control.

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

Stockholders of Record

As of March 15, 2025, we had 408 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2024.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and warrants) (#)
As of December 31, 2024
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,500,000	3.00	1,760,000
Total	1,500,000	$3.00	1,760,000

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2024.

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

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage twenty-two intellectual property portfolios, of which we are currently seeking or may seek monetization with respect to six, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits.

Market and Economic Conditions

Macroeconomic trends may result in adverse impacts on our business, and we continue to monitor these potential impacts, including potential economic recession, the effects of tariffs by the United States and counter-tariffs by other countries; changes in the Federal Reserve’s monetary policy, as well as geopolitical risks, including the Ukraine-Russia war and the potential resolution of the war and its effect on Europe; the continuing war between Israel and Hamas and any further intensification of hostilities with others, including Iran and Hezbollah. We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. A significant downturn in economic conditions may adversely affect the intellectual property licensing market including the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation; a law firms’ ability and willingness to provide us with legal services on acceptable contingent fee terms; and the financial condition and prospects of defendants and potential defendants, which could make it less likely that they would be willing to settle our claim.

Further, to the extent that holders of intellectual property rights consider these and other macroeconomic factors, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

We seek to generate revenue from patent licensing fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the years ended December 31, 2024 and 2023 was from patent licensing fees, of which approximately 84% and 100%, respectively, was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we would prefer to develop portfolios of intellectual property rights that provide us a continuing stream of revenue, to date we have not been successful in doing so, and we do not anticipate that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year and the net income we generated in 2023 may prove to be an aberration. Our gross profit from license fees reflects the payment of any royalties due in connection with our license.

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

Pursuant to the Purchase Agreement with QF3, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which no amounts have been received as of December 31, 2023; (b) up to $4,334,000 for operating expenses, of which the we have requested and received $4,334,000 as of December 31, 2024; and (iii) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing.

On February 22, 2021, we entered into a funding agreement with QFL which was amended and restated on May 2, 2024 to terminate QFL’s funding obligation, and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL made available to us a total of $6,402,000, consisting of (a) $2,653,000 for the acquisition of mutually agreed patent rights that we intended to monetize; (b) $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. During the year ended December 31, 2024 we repaid the full outstanding principal balance of $1,525,502. No further advances are to be made pursuant to the Purchase Agreement. We also granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and we regained compliance on May 7, 2021. We granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

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

Current Litigation and Settlements

In July 2022, STX brought a patent infringement suit in the U.S. District for the Eastern District of Texas against FUJIFILM Holdings Corporation et al. . As of December 31, 2023, the matter against FUJIFILM was resolved and revenue for the year ended December 31, 2023 includes revenue from the settlement.

In November 2021, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Trend Micro Incorporated. In March 2022, Trend Micro, Inc. filed a complaint against TLL in the U.S. District for the Western District of Texas seeking declaratory judgement of non-infringement of the patents in suit. In February 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Checkpoint Software Technologies Ltd. and Palo Alto Networks, Inc. In March 2022, TLL voluntarily dismissed, without prejudice, the action against Palo Alto Networks, Inc. In March 2022, Palo Alto Networks, Inc. filed a complaint against TLL and the Company in the U.S. District for the Southern District of New York seeking declaratory judgement of non-infringement of the patents in suit. In May 2022, Trend Micro Inc. filed a motion with the Panel on Multidistrict Litigation seeking to have the pending actions consolidated into a centralized multidistrict litigation for pretrial proceedings. In August 2022, the Judicial Panel on Multidistrict Litigation consolidated all actions in the U.S. District for the Eastern District of Texas. In October 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Fortinet, Inc., Crowdstrike, Inc. et.al., and Musarubra US, LLC. The actions against Trend Micro Incorporated, Checkpoint Software Technologies Ltd, Palo Alto Networks, Inc. and Crowdstrike, Inc. were resolved in 2023 and our revenue for the year ended December 31, 2023 includes revenue from the related settlements. In February 2024, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Sonicwall, Inc. The actions against Fortinet, Inc., Musarubra US LLC, and Sonicwall Inc. have been resolved and revenue for the year ended December 31, 2024 includes revenue from the related settlements.

In November 2021, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. In November 2022, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al and TCL Technology Group Corporation et al. In June 2022, MML and AI agreed to amend the Purchase Agreement to add two additional patent families for an additional $92,000. We requested and received a capital advance from QFL in the amount of $92,000, which we used to make payment to AI in August 2022 pursuant to the amendment to the Purchase Agreement. The actions against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. were resolved in 2023 and revenue for the year ended December 31, 2023 includes revenue from the related settlements. The actions against Samsung Electronics Co., Ltd. Et al were resolved in 2024 and revenue for the year ended December 31, 2024 includes revenue from the related settlement.

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

In September 2023, Deepwell brought a patent infringement suit in the U.S. District for the Eastern District of Texas against MediaTek Inc. The action against MediaTek, Inc. has been resolved and revenue for the year ended December 31, 2024 includes revenue from the related settlement.

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

Results of Operations

The years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Revenues (patent licensing fees)	$2,795,000	$13,152,500
Cost of revenue (litigation and licensing expenses)	1,844,089	6,905,705
Selling, general and administrative expenses	2,797,380	2,740,554
(Loss) income from operations	(1,846,469)	3,506,241

Other income (expense)
Change in fair market value of warrant liability	164,679	(136,381)
Interest expense	(689,861)	(1,061,387)
Total other income (expense)	(525,182)	(1,197,768)

(Loss) income before income tax	(2,371,651)	2,308,473

Income tax expense	(100,000)	(30,000)

Net (loss) income	$(2,471,651)	$2,278,473

We generated revenues of $2,795,000 for the year ended December 31, 2024 as compared to approximately $13,152,000 for the year ended December 31, 2023. Our revenue for the year ended December 31, 2024 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the TLL, Deepwell, and Multimodal Media portfolios. Revenue for the year ended December 31, 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the Tyche, STX, MML and TLL portfolios. Cost of revenue for the years ended December 31, 2024 and 2023 was approximately $1,844,000 and $6,906,000, respectively. The decrease in cost of revenues is primarily due to decreased litigation and licensing expenses associated with contingent fees incurred in generating revenues resulting from a lower level of revenues in 2024. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners who have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the year ended December 31, 2024 increased by approximately $57,000, or approximately 2%, compared to the year ended December 31, 2023. The increase is primarily due to an increase in compensation and retirement expense as well as increases and travel costs, office supplies and advertising. These increases were offset by decreases in patent amortization and professional fees. Our principal operating expenses for the year ended December 31, 2024 were compensation expenses of approximately $994,000, amortization of intangible assets of approximately $636,000 and professional fees of approximately $541,000. Our principal operating expenses for the year ended December 31, 2023 were compensation expenses of approximately $660,000, amortization of intangible assets of approximately $787,000 and professional fees of approximately $696,000.

Other income and expense for the year ended December 31, 2024 included a gain on change in fair value of warrant liability of approximately $165,000. We realized a loss on change in fair value of warrant liability of approximately $136,000 for the year ended December 31, 2023. The fair value of the warrant liability is affected by the price of our common stock, so the liability increases as the stock price goes up, resulting in an expense, and decreases as the stock price goes down resulting in income from change in warrant liability. Other expense also reflects interest expense of approximately $690,000 for the year ended December 31, 2024 and approximately $1,061,000 for the year ended December 31, 2023. The decrease in interest expense reflects the accrued interest payable on the principal amount of QFL and QF3 facilities.

We incurred income tax expense of $100,000 and $30,000 for the years ended December 31, 2024 and 2023, respectively.

As a result of the foregoing, we realized net loss of approximately $2,472,000, or ($0.46) per share (basic and diluted), for the year ended December 31, 2024, compared to net income of approximately $2,278,000, or $0.43 per share (basic and diluted), for the year ended December 31, 2023.

Liquidity and Capital Resources

At December 31, 2024, we had current assets of approximately $502,000, and current liabilities of approximately $12,038,000. Our current liabilities include funding liabilities of approximately $7,634,000 payable to QF3, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of approximately $2,797,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, loans payable of approximately $138,000, accounts payable and accrued liabilities of approximately $156,000, warrant liability of approximately $117,000, and accrued interest of approximately $1,196,000. As of December 31, 2024, we have an accumulated deficit of $26,382,672 and a negative working capital of approximately $11,536,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses and legal fees, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the years ended December 31, 2024 and 2023:

	For the Year Ended December 31,
	2024	2023
Cash flows (used in) provided by operating activities	$(390,340)	$1,930,585
Cash flows used in investing activities	-	(3,330,000)
Cash flows from financing activities	308,879	1,872,298
Net (decrease) increase in cash	(81,461)	472,883
Cash at beginning of year	563,484	90,601
Cash at end of year	$482,023	$563,484

For the year ended December 31, 2024, cash flows used in operating activities primarily reflects the net loss of $2,471,651, increased by a reduction in accounts receivable of $3,007,044 and amortization of intangible assets of $636,353, offset by a decrease in accounts payable and accrued liabilities of $1,518,662. For the year ended December 31, 2023, cash flows provided by operating activities primarily reflects net income of $2,278,473, reduced by an increase accounts receivable of $3,015,295, offset by amortization of intangible assets of $786,552 and an increase in accounts payable and accrued liabilities of $1,526,153.

During the year ended December 31, 2024 there were no cash flows from investing activities. During the year ended December 31, 2023, investing activities consisted of $3,330,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower.

Cash flows provided by financing activities for the year ended December 31, 2024 were approximately $309,000 representing approximately $1,834,000 from funding by QF3, offset by payment of a funding liability of approximately $1,526,000 to QFL. Cash flows provided by financing activities for the year ended December 31, 2023 were $6,000,000 from funding advances by QFL and QF3 offset by a payment of a funding liability of approximately $4,128,000 representing payments of funding liability to QFL.

We cannot assure you that we will be successful in generating future revenues, in obtaining any third-party funding in connection with any of our intellectual property portfolios or operating expenses or that we will receive any of the proceeds of any litigation settlements after making all required payments to counsel and funding sources and payments to Intelligent Partners, operating expenses, debt or equity financing or that and debt or equity financing will be available on terms acceptable to us. We have no credit facilities. Although our agreement with QF3 provides for QF3 to provide us with funding to acquire intellectual property rights, subject to QF3's approval, it does not provide for financing the litigation necessary for the monetization of the intellectual property rights. We do not have any credit facilities or any arrangements for us to finance the litigation necessary to monetize our intellectual property rights other than contingent fee arrangements with counsel with respect to our pending litigation. If we do not secure contingent representation or obtain litigation financing, we may be unable to monetize our intellectual property.

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

Since the intellectual property rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company’s subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30 to 90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. The Company does not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.

Going Concern

We have an accumulated deficit of approximately $26,382,000 and negative working capital of approximately $11,536,000 as of December 31, 2024. Due to our history of losses, which are continuing, our working capital deficiency, the uncertainty of future revenue, our obligations to QF3 and Intelligent Partners, our low stock price and the absence of an active trading market in our common stock and our failure to have effective internal controls over financial reporting, as reflected in the restatement of our financial statements for the year ended December 31, 2023, our ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result if we fail to meet the continued listing requirements of the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Our revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2024, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and acting chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and acting chief financial officer concluded that, due to our limited internal audit function and our very limited staff, our disclosure controls were not effective as of December 31, 2024, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2024, management identified material weaknesses related to (i) our internal audit functions (ii) inadequate levels of review of the financial statements and (iii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2024.

Management has determined that our internal controls contain material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third-party consultants for accounting, financial reporting and related activities. The material weaknesses were a root cause of our need to restate our financial statements for the year ended December 31, 2023. The lack of any separation of duties, with the same person, who is our only full time employee, serving as both chief executive officer and acting chief financial officer, and who does not have an accounting background, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

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

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2024, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)
Jon C. Scahill	48	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	57	Chief technology officer and director
Dr. William Ryall Carroll	49	Director
Ryan T. Logue	44	Director

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

Timothy J. Scahill, a Class II director, has a director since October 2014 and our chief technology officer since 2007. As chief technology officer, Mr. Scahill is responsible for our cybersecurity protection. Mr. Scahill is also currently a managing partner of Managed Services Team LLC, an IT services provider. Prior to Managed Services Team, he was president of Layer 8 Group, Inc. from August 2005 to December 2012, at which time Layer 8 merged with Structured Technologies Inc. to form Managed Services Team LLC. In his roles he has taken the responsibility for business strategy, acquisition, execution, as well as financial management. His entrepreneurial acumen and proven record of successful management with sole discretionary responsibility, demonstrate the scope of his capability and his value to delivering results. He serves on the boards of the Upstate New York Technology Council, is an investor in Greater Rochester Enterprise, Pariemus Rochester and also serves on the Corporate Advisory Board for Habitat for Humanity. He is a member of Greater Rochester Enterprise and CEO Roundtable Chair.

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2024 and 2023, earned by or paid to our executive officers.

Name & Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation (1)	Total
Jon C. Scahill, CEO and President	2024	$600,000	$—	$—	$—	$—	$—	$69,000	$669,000
	2023	$600,000	$—	$—	$—	$—	$—	$66,000	$666,000
Timothy J. Scahill	2024	$60,000	$—	$—	$—	$—	$—	$6,900	$66,900
Chief Technology Officer	2023	$60,000	$—	$—	$—	$—	$—	$6,600	$66,600

(1)	Represents the payments made by the Company under the SEP IRA.

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

Pension Benefits

In March 2020, we adopted a SEP IRA plan for our employees pursuant to which we deposit into a SEP IRA account of each of our participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP presented to and reviewed by the directors of this Corporation. For the year ending December 31, 2024 the percentage was set at 12%. Our Chief Executive Officer and Chief Technology Officer, who are our only employees, are covered by the plan.

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

The Company’s chairman of the board holds outstanding options to purchase 600,000 shares which options expire February 22, 2031. An option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share is currently exercisable. An options to purchase 200,000 shares of common stock at $3.00 per share becomes exercisable on the first day on which we file with the SEC a Form 10-K or Form 10-Q which reports stockholders’ equity of at least $5,000,000, and an options to purchase 200,000 shares of common stock at an exercise price of $5.00 per share becomes exercisable on the date on which our common stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange. We did not recognize an option expense with respect to these options during the year ended December 31, 2024 or 2023.

Pursuant to consulting agreements, we granted options to purchase a total of 900,000 shares of common stock which expire on February 21, 2031. Option to purchase 300,000 shares of common stock at $1.00 per share, 100,000 shares at $3.00 per share and 100,000 shares at $5.00 per share are currently exercisable. Option to purchase 200,000 shares at an exercise price of $3.00 per share, become exercisable on the first day on which we file with the SEC a Form 10-K or Form 10-Q which reports stockholders’ equity of at least $5,000,000 and options to purchase 200,000 shares at an exercise price of $5.00 per share become exercisable on the date on which the common stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange. The Company recognized option expense of approximately $6,000 and $49,000 for the years ended December 31, 2024 and 2023, respectively, with respect to these options.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2024.

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

Directors’ Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board has, and may in the future, award stock grants or options to purchase shares of common stock to our directors. None of our directors received compensation during 2024.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of March 15, 2025 by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of March 15, 2025.

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

During 2023, we contracted with a law firm more than 10 percent owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of our patent portfolio. In connection with the engagement, we recorded sales, general and administrative expenses of approximately $131,000 and $50,000 for the years ended December 31, 2024 and 2023, respectively.

During 2024 and 2023, we contracted with a law firm more than 10% owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of our patents in matters where the firm is serving as counsel to us. In connection with the engagement, we recorded litigation and licensing expenses of approximately $1,163,000 and $5,316,000 for the years ended December 31, 2024 and 2023, respectively. Since the services are on a contingent fee basis, no fees are incurred unless there is a recovery. In prior periods, we engaged a firm at which the father-in-law of the chief executive was formerly a partner. Because his interest in the prior firm was less than 10%, the prior firm was not considered a related party in prior periods.

Director Independence

Dr. Carroll and Mr. Logue are “independent” directors based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Rosenberg Rich Baker Berman P.A. (“RRBB”) for 2024 and 2023 for the categories of services indicated.

	Fiscal Year Ended December 31,
	2024	2023
Audit fees – RRBB	$100,000	$100,000
Audit – related fees	—	—
Tax fees	—	—

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

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(5)
3.2	Bylaws of the Company. (3)
10.1	Restated Employment Agreement dated as of November 30, 2014 between the Company and Jon C. Scahill. (1)
10.2	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.3	Form of warrant issued to former officers and directors. (1)
10.4	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.5	Indemnification agreement, dated December 8, 2014 between the Company and Jon C. Scahill. (4)
10.6	Indemnification agreement, dated December 8, 2014 between the Company and Timothy J. Scahill. (4)
10.7	Indemnification agreement, dated December 8, 2014 between the Company and Dr. William Ryall Carroll. (4)
10.8	Indemnification agreement, dated February 19, 2021 between the Company and Ryan T. Logue (10)
10.9	Patent Sale Agreement, effective July 8, 2015 between Intellectual Ventures Assets 16 LLC and the Company.(2)
10.10	2017 Equity Incentive Plan(6)
10.11	Purchase Agreement dated February 19, 2021 among the Company and QPRC Finance LLC (7) †
10.12	Ex. A to Purchase Agreement – Security Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)†
10.13	Ex. B to Purchase Agreement – Subsidiary Continuing Guaranty Agreement dated February 19, 2021 among Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.14	Ex. C to Purchase Agreement – Subsidiary Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.15	Ex. D to Purchase Agreement – Warrant Issuance Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.16	Ex. E to Purchase Agreement – Board Observation Rights Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.17	Registration Rights Agreement – dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.18	Form of Warrant – dated February 19, 2021 among the Company and QPRC Finance LLC (7)
10.19	Restructure Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.20	Ex. A to Restructure Agreement - Stock Purchase Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.21	Ex. B to Restructure Agreement - Option Grant dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.22	Ex. C to Restructure Agreement - Amended and Restated Pledge Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.23	Ex. D to Restructure Agreement - Amended and Restated Registration Rights Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.24	Ex. E to Restructure Agreement - Board Observation Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.25	Ex. F to Restructure Agreement - Amended and Restated MPA-CP dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation and Intelligent Partners LLC. (7)
10.26	Ex. G to Restructure Agreement - Amended and Restated MPA-CXT dated February 19, 2021 among CXT Systems, Inc. and Intelligent Partners LLC. (7)

10.27	Ex. H to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among M-RED Inc. and Intelligent Partners LLC. (7)
10.28	Ex. I to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.29	Ex. J to Restructure Agreement - Amended and Restated 2015 Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.30	Ex. K to Restructure Agreement - MPA-NA dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.31	Ex. L to Restructure Agreement - MPA-NA Security Interest Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.32	Form of Consulting Agreement (8)
10.33	Form of Restricted Stock Agreement (8)
10.34	Form of Option Agreement (8)
10.35	Purchase Agreement dated March 12, 2023 among the Company and QPRC Finance III LLC (9) †
10.36	Amended and Restated Prepaid Forward Purchase Agreement among the Company, certain subsidiaries and QPRC Finance LLC (11)
31.1	Certification of Chief Executive Officer and Acting Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(11).
32.1	Section 1350 Certification of the Chief Executive Officer and Acting Chief Financial Officer.(11).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.

(2)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on October 28, 2015 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 10-K, for the year ended December 31, 2013, which was filed with the SEC on April 10, 2015.

(4)	Filed as exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1, which was filed with the SEC on February 3, 2016, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 26, 2016 and incorporated herein by reference.

(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2017, which was filed by the Company on April 2, 2018.

(7)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on February 24, 2021 and incorporated herein by reference.

(8)	Incorporated by reference to the Form 10-K for the year ended December 31, 2020, which was filed by the Company on April 15, 2021.

(9)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on March 16, 2023 and incorporated herein by reference.

(10)	Incorporated by reference to the Form 10-K for the year ended December 31, 2022 which was filed on March 31, 2023.

(11)	Filed herewith.

†	Certain confidential information has been deleted from this Exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 26, 2025

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, Chief Executive Officer,	March 26, 2025
Jon C. Scahill	Acting Chief Financial Officer, and President
(Principal Executive, Financial and Accounting Officer)

/s/ Timothy J. Scahill	Director	March 26, 2025
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	March 26, 2025
Dr. William Ryall Carroll

/s/ Ryan T. Logue	Director	March 26, 2025
Ryan T. Logue

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation and its subsidiaries (the Company) as of December 31, 2024 and 2023, and the related consolidated statements of operations, comprehensive income, consolidated statement of changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December, 2024 and 2023, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

March 26, 2025

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023

ASSETS
Current assets
Cash and cash equivalents	$482,023	$563,484
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	8,251	3,015,295
Other current assets	12,011	28,121
Total current assets	502,285	3,606,900

Patents, net of accumulated amortization of $3,048,750 and $2,412,397, respectively	3,038,250	3,674,603
Total assets	$3,540,535	$7,281,503

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities ($11,041 and $1,378,154 due to related parties, respectively)	156,033	1,674,690
Loans payable	138,000	138,000
Funding liability	7,634,381	7,325,502
Loan payable - related party	2,796,500	2,796,500
Warrant liability	117,130	281,809
Accrued interest	1,196,317	1,096,985
Total current liabilities	12,038,361	13,313,486

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	12,242,026	13,517,151

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at December 31, 2024 and 2023; 5,331,973 shares issued and outstanding at December 31, 2024 and 2023	160	160
Additional paid-in capital	17,680,793	17,674,985
Accumulated deficit	(26,382,672)	(23,911,021)
Total Quest Patent Research Corporation stockholders’ deficit	(8,701,719)	(6,235,876)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(8,701,491)	(6,235,648)
Total liabilities and stockholders’ deficit	$3,540,535	$7,281,503

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2024	2023
Revenues
Patent licensing fees	$2,795,000	$13,152,500
Cost of revenue
Litigation and licensing expenses	1,844,089	6,905,705
Gross margin	950,911	6,246,795

Operating expenses
Selling, general and administrative expenses	2,797,380	2,740,554
Total operating expenses	2,797,380	2,740,554

(Loss) income from operations	(1,846,469)	3,506,241

Other income (expense)
Change in fair market value of warrant liability	164,679	(136,381)
Interest expense	(689,861)	(1,061,387)
Total other income (expense)	(525,182)	(1,197,768)

(Loss) income before income tax	(2,371,651)	2,308,473

Income tax expense	(100,000)	(30,000)

Net (loss) income	$(2,471,651)	$2,278,473

(Loss) income per share - basic and diluted	$(0.46)	$0.43

Weighted average shares outstanding - basic and diluted	5,331,973	5,331,973

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Non- controlling	Total
	Common Stock		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2022	5,331,973	$160	$17,626,279	$(26,189,494)	$228	$(8,562,827)
Stock-based compensation	—	—	48,706	—	—	48,706
Net income	—	—	—	2,278,473	—	2,278,473
Balances as of December 31, 2023	5,331,973	160	17,674,985	(23,911,021)	228	(6,235,648)
Stock-based compensation	—	—	5,808	—	—	5,808
Net loss	—	—	—	(2,471,651)	—	(2,471,651)
Balances as of December 31, 2024	5,331,973	$160	$17,680,793	$(26,382,672)	$228	$(8,701,491)

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2024	2023
Cash flows from operating activities:
Net (loss) income	$(2,471,651)	$2,278,473
Adjustments to reconcile net (loss) income to cash (used in) provided by operating activities:
Change in fair market value of warrant liability	(164,679)	136,381
Stock-based compensation	5,808	48,706
Amortization of intangible assets	636,353	786,552

Change in operating assets and liabilities:
Accounts receivable	3,007,044	(3,015,295)
Accrued interest	99,337	192,415
Other current assets	16,110	(22,800)
Accounts payable and accrued liabilities	(1,518,662)	1,526,153
Net cash (used in) provided by operating activities	(390,340)	1,930,585

Cash flows from investing activities:
Purchase of intangible assets	—	(3,330,000)
Net cash used in investing activities	—	(3,330,000)

Cash flows from financing activities:
Proceeds from funding liability	1,834,381	6,000,000
Payment of funding liability	(1,525,502)	(4,127,702)
Net cash provided by financing activities	308,879	1,872,298

Net (decrease) increase in cash and cash equivalents	(81,461)	472,883

Cash and cash equivalents at beginning of year	563,484	90,601

Cash and cash equivalents at end of year	$482,023	$563,484

Non-cash investing and financing activities:
Interest added to principal	$5,640	$5,625

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$100,000	$30,000
Interest	$486,320	$969,930

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries, a number of which are inactive, as of December 31, 2024 and 2023.

The consolidated financial statements include the accounts and operations of:

Quest Patent Research Corporation (“The Company”)

Digital IP Advisors Inc. (“DIPA”) (wholly owned) (formerly Quest Licensing Corporation (NY)) (inactive)

Quest Licensing Corporation (DE) (“QLC”) (wholly owned) (inactive)

Quest Packaging Solutions Corporation (90% owned) (inactive)

Quest Nettech Corporation (“NetTech”) (65% owned) (inactive)

Semcon IP, Inc. (“Semcon”) (wholly owned) (inactive)

Mariner IC, Inc. (“Mariner”) (wholly owned) (inactive)

IC Kinetics, Inc. (“IC”) (wholly owned) (inactive)

CXT Systems, Inc. (“CXT”) (wholly owned) (inactive)

Photonic Imaging Solutions Inc. (“PIS”) (wholly owned) (inactive)

M-Red Inc. (“M-Red”) (wholly owned) (inactive)

Audio Messaging Inc. (“AMI”) (wholly owned) (inactive)

Peregrin Licensing LLC (“PLL”) (wholly owned) (inactive)

Taasera Licensing LLC (“TLL”) (wholly owned)

Soundstreak Texas LLC (“STX”) (wholly owned) (inactive)

Multimodal Media LLC (“MML”) (wholly owned)

LS Cloud Storage Technologies, LLC (“LSC”) (wholly owned) (inactive)

Tyche Licensing LLC (“Tyche”) (wholly owned) (inactive)

Deepwell IP LLC (“DIP”) (wholly owned) (inactive)

EDI Licensing LLC (“EDI”) (wholly owned)

Koyo Licensing LLC (“Koyo”) (wholly owned)

Harbor Island Dynamic LLC (“HID”) (wholly owned)

Flash Uplink LLC (“FUL”) (wholly owned)

MR Licensing LLC (“MRL”) (wholly owned)

Significant intercompany transactions and balances have been eliminated in consolidation.

The non-controlling interests are presented in the audited consolidated balance sheets, separately from equity attributable to the shareholders of the Company. During the years ended December 31, 2024 and 2023, none of the Company’s net income or loss was attributable to non-controlling interests.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2024 and 2023.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for credit losses at December 31, 2024 and 2023.

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

There were no impairments of long-lived assets for the year ended December 31, 2024 and 2023.

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

The Company’s operating subsidiaries may retain the services of law firms that specialize in patent licensing and enforcement and patent law in connection with its licensing and enforcement activities. These law firms may be retained on a contingent fee basis whereby such law firms are paid a percentage of any negotiated fees, settlements or judgments awarded.

The Company’s operating subsidiaries may engage with funding sources that provide financing for patent licensing and enforcement. These litigation finance firms may be engaged on a non-recourse basis whereby the litigation finance firms are paid from any settlement in accordance with a payment schedule set forth in the agreement for providing funding for legal fees and out of pocket expenses incurred as a result of the licensing and enforcement activities.

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

Since the acquired intellectual property rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company’s subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30 to 90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. The Company does not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

The Company’s revenue for the years ended December 31, 2024 and 2023 was generated from licenses pursuant to the settlement of patent infringement lawsuits..

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2024 and 2023.

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

Net (Loss) Income Per Share

The Company calculates net (loss) income per share by dividing income or losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Because the Company incurred losses for the year ended December 31, 2024, potentially dilutive securities would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share.. Potentially dilutive securities are out of the money and therefore excluded from the computation of diluted earnings per share for the year ended December 31, 2023. The Company’s potentially dilutive securities include 962,463 potential shares of common stock issuable upon exercise of warrants granted to QPRC Finance LLC (“QFL”) in connection with the Purchase Agreement, described in Note 4, 500,000 shares of common stock issuable upon exercise of stock options granted to Intelligent Partners, LLC (“Intelligent Partners”) in connection with the Restructure Agreement described in Note 4 and 700,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants. See Notes 4, 5 and 6.

Recently Adopted Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”), which requires all public entities, including public entities with a single reportable segment, to provide in interim and annual periods one or more measures of segment profit or loss used by the chief operating decision maker to allocate resources and assess performance. Additionally, the standard requires disclosures of significant segment expenses and other segment items as well as incremental qualitative disclosures.

The Company adopted ASU 2023-07 effective December 31, 2024, on a retrospective basis. The adoption of 2023-07 did not change the way that the Company identifies its reportable segments and, as a result, did not have a material impact on the Company’s segment-related disclosures. Refer to Note 10 for further information on the Company’s reportable segment.

Recently Issued Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”), which requires enhanced income tax disclosures, including specific categories and disaggregation of information in the effective tax rate reconciliation, disaggregated information related to income taxes paid, income or loss from continuing operations before income tax expense or benefit, and income tax expense or benefit from continuing operations. The requirements of the ASU are effective for annual periods beginning after December 15, 2024, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”), which requires disclosure about the types of costs and expenses included in certain expense captions presented on the income statement. The new disclosure requirements are effective for the Company’s annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027, with early adoption permitted. The Company is currently in the process of evaluating the impact of this pronouncement on our related disclosures.

Going Concern

The Company has an accumulated deficit of $26,382,672 and negative working capital of approximately $11,536,076 as of December 31, 2024. The Company has a history of losses, including a loss of $2.5 million on revenues of $2.8 million for the year ended December 31, 2024, and the Company can give no assurance that it will generate income in the future. Because of the Company’s history of losses, its working capital deficiency, the uncertainty of future revenue, the Company’s obligations to QF3 and Intelligent Partners, the Company’s low stock price and the absence of an active trading market in its common stock and the failure of the Company to have effective internal controls over financial reporting, as reflected in the restatement of its financial statements for the year ended December 31, 2023, the ability of the Company to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result if the Company fails to meet the continued listing requirements of the OTCQB , raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of the Company’s intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

	December 31,
	2024	2023
Patents	$6,087,000	$6,087,000
Disposal	—	—
Subtotal	6,087,000	6,087,000
Less: accumulated amortization	(3,048,750)	(2,412,397)
Net value of intangible assets	$3,038,250	$3,674,603

Weighted Average Amortization Period (Years)	4.87	5.47

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2024 represent:

●	patents acquired in October 2021 from AI for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 11 years.

●	patents acquired in July 2022 via assignment from AI for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

●	patents acquired March 2023 from Tower for a purchase price of $3,300,000 pursuant to which the Company retains an amount equal to the purchase price plus a negotiated return and any fees out of net proceeds, as defined in the agreement, after which Tower in entitled to a percentage of further net proceeds realized, if any. The useful lives of the patents, at the date of purchase, was approximately 5-15 years.

●	patents acquired in August 2023 pursuant to an agreement with Koji Yoden for a purchase price of $30,000. The useful lives of the patents, at the date of purchase, was approximately 9-10 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of December 31, 2024, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $636,000 and $787,000 for the years ended December 31, 2024 and 2023, respectively. Amortization expense is included in selling, general and administration expenses in the accompanying consolidated statement of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
2025	540,589
2026	500,064
2027	464,786
2028	397,345
Thereafter	1,135,465
Total	$3,038,250

4. SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders, whose holdings were insignificant, at December 31, 2024 and 2023, in the amount of $138,000. The loans which bear interest at 10% per annum, and are payable on demand. Accrued interest on these loans at December 31, 2024 and 2023 was approximately $324,000 and $310,000, respectively.

Funding Liabilities

The following table shows the Company’s funding liabilities to QFL and QF3 at December 31, 2024 and 2023:

	December 31,
	2024	2023
Funding liability – QFL	$-	$1,525,502
Funding liability – QF3	7,634,381	5,800,000
Funding liabilities	$7,634,381	$7,325,502

Funding Liabilities - QFL

The QFL funding liability at December 31, 2023 of $1,525,502 represented the principal amount of the Company’s obligations to QFL pursuant to a purchase agreement (“Purchase Agreement”) dated February 22, 2021 and amended and restated on May 2, 2024, between the Company and QFL, as described below. As of December 31, 2024, the Company had made total repayments in the amount of approximately $6,402,000 since February 22, 2021 and the full outstanding principal balance has been repaid. The obligation to QFL had no repayment term since payment was due solely from a portion of net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of December 31, 2023. Accrued interest related to this funding liability as of December 31, 2023 was approximately $478,000.

The Company did not request an operating capital advance from QFL during the year ended December 31, 2024 and no further advances are to be made pursuant to the Purchase Agreement. During the year ended December 31, 2023 the Company requested and received from QFL an operating capital advance in the amount of $200,000.

Pursuant to the Purchase Agreement with QFL, QFL made available to the Company a total of $6,402,000, consisting of (a) $2,653,000 for the acquisition of mutually agreed patent rights that we intended to monetize; (b) $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return the Company transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. The Company also granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share (Note 5), and, pursuant to a registration rights agreement, the Company granted QFL certain registration rights to the shares of common stock issuable upon exercise of the warrant. The covenants in the registration rights agreement include a continued listing on the OTCQB. In 2022, the bid price for the Company’s common stock had closed below $0.01 per share for more than 30 consecutive days, as a result of which the Company did not meet the Standards for Continued Eligibility under the OTC listing standards. Although the Company has regained compliance, in the event that in the future the Company fails to be in compliance or otherwise breaches the covenants in the agreements with QFL, the Company may have significant financial obligations to QLF. A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. The Company also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, the Company and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, the Company retains 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by the Company to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

Contemporaneously with the execution of the agreements with QFL, the Company entered into a Restructure Agreement with Intelligent Partners to eliminate any obligations the Company had with respect to the outstanding notes and the securities purchase agreement. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire. Under these MPAs, Intelligent Partners receives a 60% interest in the proceeds from our intellectual property owned by the eight Subsidiary Guarantors. Intelligent Partners also participates in the monetization proceeds from new intellectual property that we acquire until the total payments under all the monetization participation agreements equal $2,805,000, as follows: for net proceeds between $0 and $1,000,000, Intelligent Partners receives 10% of the net proceeds realized from new patents, except that if, in any calendar quarter, net proceeds realized by us exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only increases to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. The payments with respect to the new patents terminate once total payments to Intelligent Partners under all monetization participation agreements reach $2,805,000. The payments to Intellectual Partners with respect new patents are payable from the proceeds which are allocated to us under the QFL and QF3 agreements, which start after QFL and QF3 have received a negotiated rate of return.

Funding Liabilities - QF3

The QF3 funding liabilities at December 31, 2024 and 2023 of $7,634,381 and $5,800,000, respectively, represents the principal amount of the Company’s obligations to QF3 pursuant to a purchase agreement (“QF3 Purchase Agreement”) dated March 12, 2023 between the Company and QF3, as described below. As of December 31, 2024, the Company has made no repayments on this funding liability. The obligation to QF3 has no repayment term since the payment is due from net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of December 31, 2024 and 2023. Accrued interest related to this funding liability as of December 31, 2024 and 2023, was approximately $865,000 and $299,000, respectively.

On March 12, 2023, the Company and HID, entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement QF3”), a security agreement (the “QF3 Security Agreement”), a patent security agreement (the “QF3 Patent Security Agreement” together with the QF3 Security Agreement, the QF3 Patent Security Agreement, and the QF3 Purchase Agreement, the “QF3 Investment Documents”):

(i)	Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to the Company a financing facility of: (a) up to $4,334,000 for operating expenses, of which the Company has requested and received $4,334,000 as of December 31, 2024; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. (“Tower”); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which no amounts have been requested or received as of December 31, 2024. In return, the Company transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii)	On March 17, 2023, the Company used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a seven-patent portfolio from Tower (the “HID Portfolio”).

(iii)	Pursuant to the QF3 Security Agreement and QF3 Patent Security Agreement, payment of the Company’s obligations under the QF3 Purchase Agreement with QF3 are secured by (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

In connection with the agreements with QF3, the Company, HID and the Subsidiary Guarantors entered into an intercreditor agreement with QF3 and Intelligent Partners which sets forth the priority of QF3 in the collateral under the Investment Documents.

Loan Payable Related Party

The loan payable – related party at December 31, 2024 and 2023 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) due to Intelligent Partners of $2,769,500 at December 31, 2024 and 2023, pursuant to an original agreement dated February 22, 2021. The Restructure Agreement provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described above. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL and QF3 have received a negotiated rate of return.

Because of the beneficial ownership percentage of its principals, Intelligent Partners is treated as a related party.

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at December 31, 2024 and 2023 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of December 31, 2024, the Company had not made any principal payments on the loan payable. During the year ended December 31, 2024, the Company incurred $5,640 of interest expense and has accrued interest of approximately $7,800 at December 31, 2024.

Purchase Price of Patents

The purchase price of patents balance at December 31, 2024 and 2023 of $53,665 represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $53,665. The Company did not make any payments with respect to this obligation in 2024 or 2023. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate sufficient net proceeds. Pursuant to ASC 470, the Company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

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

As of December 31, 2024 and 2023, the aggregate fair value of the outstanding warrant liability was approximately $117,000 and $282,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of December 31, 2024 and 2023:

	As of December 31,
	2024	2023
Volatility	383%	395%
Exercise price	$0.54	$0.54
Risk-free interest rate	1.37%	1.37%
Expected dividends	—%	—%
Expected term	6.1	7.1

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2023 and 2022:

	Fair Value Measurements as of
	December 31, 2024			December 31, 2023
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	117,130	—	—	281,809
Total liabilities	$—	$—	$117,130	$—	$—	$281,809

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2022	$145,428
Loss on subsequent measurement	136,381
Balance at December 31, 2023	281,809
Gain on subsequent measurement	(164,679)
Balance at December 31, 2024	$117,130

6. STOCKHOLDERS’ EQUITY

2017 Equity Incentive Plan

Under the 2017 Equity Incentive Plan (the “Plan”) the Company can issue up to 5,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. At December 31, 2024, 1,760,000 shares are available under the plan.

Issuance of Common Stock and Options

Issuances to Intelligent Partners

On February 22, 2021, pursuant to the Restructure Agreement (Note 4), Intelligent Partners and its controlling members (Fitton and Carper) agreed to extinguish the notes and Transferred Note, and terminate or amend and restate the SPA and Transaction Documents and the Company: (i) issued to Fitton and Carper, as holders of the Transferred Note, pursuant to the Stock Purchase Agreement a total of 462,963 shares of common stock at a purchase price of $0.54 per share, which purchase price was paid by the conversion and in full satisfaction of the Company’s obligation under the Transferred Note and is included in the calculation of the repurchase price of the debt; and (ii) granted Intelligent Partners, pursuant to the Option Grant, an option to purchase a total of 500,000 shares of common stock, with an exercise price of $0.54 per share which vested immediately and may be exercised through September 30, 2025. The Company valued the purchase option at approximately $598,000 using the Black-Scholes pricing model. The Company granted Intelligent Partners, Fitton and Carper certain registration rights with respect to (i) the 500,000 shares currently owned by Fitton and Carper; (ii) the 462,963 Conversion Shares issued to Fitton and Carper, and (iii) the 500,000 shares of common stock issuable upon exercise of the option. Commencing six months from the closing date, if the shares owned by Fitton, Carper and Intelligent Partners cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to Intelligent Partners.

Option Grants Pursuant to Consulting Agreements

Pursuant to a consulting agreement, the Company granted options to purchase a total of 900,000 shares of common stock of which options to purchase a total of 900,000 shares of common stock which expire on February 21, 2031. Option to purchase 300,000 shares of common stock at $1.00 per share, 100,000 shares at $3.00 per share and 100,000 shares at $5.00 per share are currently exercisable. Option to purchase 200,000 shares at an exercise price of $3.00 per share, become exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which reports stockholders’ equity of at least $5,000,000 and options to purchase 200,000 shares at an exercise price of $5.00 per share become exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

The Company recognized option expense of approximately $6,000 and $49,000 for the years ended December 31, 2024 and 2023, respectively, with respect to these options.

Option Grants to the Chief Executive Officer

The Company’s chairman of the board holds an outstanding options to purchase 600,000 shares which options expire February 22, 2031. An option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share is currently exercisable. An options to purchase 200,000 shares of common stock at $3.00 becomes exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which reports stockholders’ equity of at least $5,000,000, and an options to purchase 200,000 shares of Common Stock at an exercise price of $5.00 per share becomes exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange. The Company did not recognize an option expense with respect to these options during the year ended December 31, 2024 or 2023.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2022	2,000,000	2.39	1.20	6.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - December 31, 2023	2,000,000	2.39	1.20	5.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - December 31, 2024	2,000,000	2.39	1.20	4.80
Options exercisable at end of period	1,200,000	1.31	1.20	3.95

The outstanding options do not have an intrinsic value as of December 31, 2024 and 2023.

As of December 31, 2024, there was approximately $960,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of approximately 6.23 years.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2022	962,463	0.54	8.15
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - December 31, 2023	962,463	0.54	7.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - December 31, 2024	962,463	0.54	6.14

The warrants contain certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). The outstanding warrants do not have an intrinsic value as of December 31, 2024 and 2023.

7. NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2024	2023
Balance, beginning of year	$228	$228
Net loss attributable to non-controlling interest	—	—
Balance, end of year	$228	$228

8. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2024, the Company has approximately $10,583,000 of net operating loss (“NOL”) carry forwards which will begin to expire in 2035. Net operating loss carryovers may be subject to a limitation on their usage in future periods if the Company experiences a change in ownership as defined in Internal Revenue Code Section 382.

In assessing the realizability of deferred tax assets, Company’s management considers whether it is more likely than not that all or a portion of the Company’s deferred tax assets will be realized. The Company’s management considers all available evidence, both positive and negative, in making this assessment. Due to the Company’s history of generating losses in recent years, and the lack of objectively verifiable evidence that it will be able to generate taxable income in future years, the Company’s management has determined that a valuation allowance against the Company’s deferred tax assets is necessary. The change in the valuation allowance for the year ended December 31, 2024 is $413,104 and is recorded as a component of income tax expense.

The Company’s deferred tax assets consist of the following:

	December 31,
	2024	2023
Net operating loss carry forward	$2,492,309	$2,059,621
Intangible assets	4,907	25,712
Stock-Based Compensation	176,387	175,167
Foreign Tax Credit	30,000	30,000
Valuation allowance	(2,703,603)	(2,290,500)
Balance, end of year	$—	$—

Tax expense consisted primarily of the following:

	December 31,
	2024	2023
Federal	$—	$—
State	—	—
Foreign	100,000	30,000
Deferred	—	—
Total	$100,000	$30,000

The reconciliation between the effective tax rate on loss before income taxes and the statutory rate for the year ended December 31, 2024 is as follows:

	Tax	Percentage
Book loss before taxes	$(498,047)	21.00%
State taxes, net	—	—
Foreign taxes, net	79,000	(3.33)%
Meals and entertainment	6,318	(0.27)%
Warrant income	(34,583)	1.46%
Interest expense	118,904	(5.01)%
Change in valuation allowance	413,104	(17.42)%
Change in estimate for prior year taxes	15,304	(0.65)%
Total	$100,000
Effective tax rate		(4.22)%

The reconciliation between the effective tax rate on loss before income taxes and the statutory rate for the year ended December 31, 2023 is as follows:

	Tax	Percentage
Book income before taxes	$484,650	21.00%
State taxes, net	—	—
Meals and entertainment	1,369	0.06%
Warrant expense	28,640	1.24%
Interest expense	240,013	10.40%
Change in valuation allowance	(585,185)	(25.36)%
Change in estimate for prior year taxes	(139,487)	(6.04)%
Total	$30,000
Effective tax rate		1.30%

As of December 31, 2024, the Company’s management believes that it has adequately provided for its tax-related liabilities, and that no liability for unrecognized tax benefits is necessary. No significant change in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) in tax expenses, as applicable. At December 31, 2024 and 2023, the Company had no accrual for the payment of interest and penalties.

The statute of limitations for assessment of income taxes is open for tax years ending December 31, 2021 and later.

9. RELATED PARTY TRANSACTIONS

During 2023, the Company contracted with a law firm more than 10 percent owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of the Company’s patent portfolio. In connection with the engagement, the Company recorded patent service costs of approximately $139,000 and $50,000 for the years ended December 31, 2024 and 2023, respectively, and these were recorded as part of sales, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2024, approximately $11,000 of such costs were payable to the related party.

During the years ended December 31, 2024 and 2023, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the years ended December 31, 2024 and 2023, the cost of these services was approximately $1,163,000 and $5,316,000, respectively, and these are included in litigation and licensing expenses, in the Consolidated Statements of Operations. As of December 31, 2023, approximately $1,379,000 of such costs were payable to the related party. There were no amounts payable to this related party at December 31, 2024 since the services are on a contingent fee basis and no fees are incurred unless there is a recovery.

See Note 6 with respect to an option held by the chief executive officer.

10. SEGMENT INFORMATION

The Company manages its business activities on a consolidated basis and operates as a single reporting segment: Intellectual Property Management. The Company derives all of its revenue from the licensing of its patents resulting from litigation commenced by the Company. The accounting policies of the Intellectual Property Management segment are the same as described in Note 2 – Summary of Significant Accounting Policies.

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses Net Income, as reported on the Consolidated Statements of Operations, in evaluating performance of the Intellectual Property Management segment and determining how to allocate resources of the Company as a whole, including investing in future patent portfolios.

Significant expenses within income (loss) from operations, as well as within net income, include litigation and licensing expenses and selling, general and administrative expenses, which are each presented separately on the accompanying Consolidated Statements of Operations. Other segment items within net (loss) income include change in fair value of warrant liability, interest expense, net, and income tax expense.

11. COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to a restated employment agreement, dated November 30, 2014, with the Company’s president and chief executive officer, the Company agreed to employ him as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee, which was increased to $600,000, effective January 1, 2023. The chief executive officer is entitled to a bonus if the Company meets or exceeds performance criteria established by the compensation committee. In August 2016, the Company’s board of directors approved annual bonus compensation equal to 30% of the amount by which the Company’s consolidated income before income taxes exceeds $500,000, but, if the Company is subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). The chief executive’s bonus for 2024 and 2023 was approximately $334,000, respectively. The chief executive officer is also eligible to participate in any executive incentive plans which the Company may adopt.

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the years ending December 31, 2024 and 2023, the percentage was set at 12% and 11%, respectively. The Company’s chief executive officer and chief technology officer are the only participants and during the years ended December 31, 2024 and 2023, $69,000 and $66,000 was deposited into the chief executive officer’s SEP IRA account, respectively and $14,000 and $6,600 was deposited into the chief technology officer’s SEP IRA account, respectively.

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

Patent Enforcement and Other Litigation

Certain of the Company’s operating subsidiaries are engaged in litigation to enforce their patents and patent rights. In connection with these patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against the Company or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by the Company or its operating subsidiaries, could materially impair the Company’s operating results and financial position and could result in a default under the Company’s obligations to QF3. Since the operating subsidiaries do not have any assets other than the patents, and the Company does not have any available financial resources to pay any judgment which a defendant may obtain against a subsidiary, such a judgment may result in the bankruptcy of the subsidiary and/or the loss of the patents, which are the subsidiaries’ only assets.