Form 10-Q
period 2025-03-31
QUEST PATENT RESEARCH CORP
filed 2025-05-15
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2025

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,331,973 shares of common stock are issued and outstanding as of May 10, 2025.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risks Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2024, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2025	December 31, 2024
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$47,822	$482,023
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	8,251	8,251
Other current assets	26,379	12,011
Total current assets	82,452	502,285

Patents, net of accumulated amortization of $3,185,585 and $3,048,750, respectively	2,901,415	3,038,250
Total assets	$2,983,867	$3,540,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities ($- and $11,041 due to related parties, respectively)	$259,359	$156,033
Loans payable	138,000	138,000
Funding liability	7,634,381	7,634,381
Loan payable - related party	2,796,500	2,796,500
Warrant liability	117,419	117,130
Accrued interest	1,362,419	1,196,317
Total current liabilities	12,308,078	12,038,361

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	$12,511,743	$12,242,026

Commitments and contingencies (Note 9)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at March 31, 2025 and December 31, 2024; 5,331,973 shares issued and outstanding at March 31, 2025 and December 31, 2024	160	160
Additional paid-in capital	17,680,793	17,680,793
Accumulated deficit	(27,209,057)	(26,382,672)
Total Quest Patent Research Corporation stockholders’ deficit	(9,528,104)	(8,701,719)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(9,527,876)	(8,701,491)
Total liabilities and stockholders’ deficit	$2,983,867	$3,540,535

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2025	2024
Revenues
Patent licensing fees	$—	$1,045,000
Cost of revenue
Litigation and licensing expenses	3,496	561,552
Gross (loss) profit	(3,496)	483,448

Operating expenses
Selling, general and administrative expenses	654,306	577,279
Total operating expenses	654,306	577,279
Loss from operations	(657,802)	(93,831)

Other expenses
Change in fair market value of warrant liability	(289)	(199,422)
Interest expense	(168,294)	(138,189)
Total other expenses	(168,583)	(337,611)

Loss before income tax	(826,385)	(431,442)

Income tax expense	—	—

Net loss	$(826,385)	$(431,442)

Loss per share - basic and diluted	$(0.15)	$(0.08)

Weighted average shares outstanding - basic and diluted	5,331,973	5,331,973

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2024	5,331,973	$160	$17,674,985	$(23,911,021)	$228	$(6,235,648)
Stock-based compensation	—	—	5,808	—	—	5,808
Net loss	—	—	—	(431,442)	—	(431,442)
Balances as of March 31, 2024	5,331,973	$160	$17,680,793	$(24,342,463)	$228	$(6,661,282)

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2025	5,331,973	$160	$17,680,793	$(26,382,672)	$228	$(8,701,491)
Stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	(826,385)	—	(826,385)
Balances as of March 31, 2025	5,331,973	$160	$17,680,793	$(27,209,057)	$228	$(9,527,876)

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(826,385)	$(431,442)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair market value of warrant liability	289	199,422
Stock-based compensation	—	5,808
Amortization of intangible assets	136,835	166,867

Change in operating assets and liabilities:
Accounts receivable	—	(973,861)
Accrued interest	166,106	135,996
Other current assets	(14,368)	(55,953)
Accounts payable and accrued liabilities	103,322	324,726
Net cash used in operating activities	(434,201)	(628,437)

Cash flows from financing activities:
Proceeds from funding liability	—	835,649
Net cash provided by financing activities	—	835,649

Net (decrease) increase in cash and cash equivalents	(434,201)	207,212

Cash and cash equivalents at beginning of period	482,023	563,484

Cash and cash equivalents at end of period	$47,822	$770,696

Non-cash investing and financing activities:
Interest added to principal	$1,387	$1,402

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$2,193	$2,193

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2024. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of March 31, 2025.

The consolidated financial statements include the Company and 23 subsidiaries, of which 7 are active and 16 are inactive. All of the active subsidiaries are wholly owned. Significant intercompany transactions and balances have been eliminated in consolidation.

The non-controlling interests are presented in the unaudited condensed consolidated balance sheets, separately from equity attributable to the stockholders of the Company. During the three months ended March 31, 2025 and 2024, none of the Company’s net loss was attributable to non-controlling interests.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2025 and December 31, 2024.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for credit losses at March 31, 2025 and December 31, 2024.

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

There were no impairments of long-lived assets for the three months ended March 31, 2025 and 2024.

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

Commitments and Contingencies

In connection with the acquisition of certain patents and patent rights, certain of the Company’s operating subsidiaries may execute related agreements which grant to the inventors and/or former owners of the respective patents or patent rights, the right to receive a percentage of future net revenues (as defined in the respective agreements) generated as a result of licensing and otherwise enforcing the respective patents or patent portfolios.

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

For the periods presented, revenue contracts executed by the Company primarily provided for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company’s operating subsidiaries as part of the settlement of litigation commenced by the Company’s subsidiaries, although no revenue contracts were executed during the three months ended March 31, 2025. Intellectual property rights granted included the following, as applicable: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual intellectual property rights are not accounted for as separate performance obligations, as (a) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised intellectual property rights are inputs and (b) the Company’s promise to transfer each individual intellectual property right described above to the customer is not separately identifiable from other promises to transfer intellectual property rights in the contract.

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

The Company did not generate any revenue during the three months ended March 31, 2025. The Company’s revenue for the three months ended March 31, 2024 was generated from licenses pursuant to the settlement of patent infringement lawsuits.

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

Net Income (Loss) Per Share

The Company calculates net income (loss) per share by dividing income or losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Because the Company incurred losses for the three months ended March 31, 2025 and 2024, potentially dilutive securities would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share. The Company’s potentially dilutive securities include 962,463 shares of common stock issuable upon exercise of warrants granted to QPRC Finance LLC (“QFL”) in connection with the Purchase Agreement, described in Note 4, 500,000 shares of common stock issuable upon exercise of stock options granted to Intelligent Partners in connection with the Restructure Agreement described in Note 4 and 1,500,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants. See Notes 4, 5 and 6.

Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation table, as well as disclosure of income taxes paid disaggregated by jurisdiction. ASU 2023-09 is effective for the Company for the fiscal year ending December 31, 2025. The Company will adopt ASU 2023-09 in the fourth quarter 2025 using a prospective transition method.

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

Going Concern

The Company has an accumulated deficit of $27,209,057 and negative working capital of approximately $12,226,000 as of March 31, 2025. The Company has a history of losses, including a loss of $826,385 on no revenues for the three months ended March 31, 2025 and can give no assurance that it will generate income in the future. Because of the Company’s history of losses, its working capital deficiency, the uncertainty of future revenue, its obligations to Intelligent Partners and QF3, the low stock price of the Company’s common stock and the absence of an active trading market in its common stock, the Company’s ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from the Company’s failure to meet the continued listing requirements of the OTCQB, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of its intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

	March 31,	December 31,
	2025	2024
Patents	$6,087,000	$6,087,000
Disposal	—	—
Subtotal	6,087,000	6,087,000
Less: accumulated amortization	(3,185,585)	(3,048,750)
Net value of intangible assets	$2,901,415	$3,038,250

Weighted Average Amortization Period (Years)	4.36	4.87

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at March 31, 2025 represent:

●	patents acquired in October 2021 from AI for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 11 years.

●	patents acquired in July 2022 via assignment from AI for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

●	patents acquired March 2023 from Tower for a purchase price of $3,300,000 pursuant to which the Company retains an amount equal to the purchase price plus a negotiated return and any fees out of net proceeds, as defined in the agreement, after which Tower in entitled to a percentage of further net proceeds realized, if any. The useful lives of the patents, at the date of purchase, was approximately 5-15 years.

●	patents acquired in August 2023 pursuant to an agreement with Koji Yoden for a purchase price of $30,000. The useful lives of the patents, at the date of purchase, was approximately 9-10 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of March 31, 2025, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $137,000 and $167,000 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense is included in selling, general and administration expenses in the accompanying condensed consolidated statement of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
Remainder of 2025	$403,754
2026	500,064
2027	464,786
2028	397,345
2029	197,425
Thereafter	938,041
Total	$2,901,415

4. SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders, whose holdings were insignificant, at March 31, 2025 and December 31, 2024, in the amount of $150,000. The loans are payable on demand plus accrued interest at 10% per annum. Accrued interest on these loans at March 31, 2025 and December 31, 2024 was approximately $327,000 and $324,000, respectively.

Funding Liabilities

The following table shows the Company’s funding liabilities to QF3 at March 31, 2025 and December 31, 2024:

	March 31, 2025	December 31, 2024
Funding liability – QF3	$7,634,381	$7,634,381
Funding liabilities	$7,634,381	$7,634,381

Funding Liabilities - QF3

The QF3 funding liabilities at March 31, 2025 and December 31, 2024 of $7,634,381 and $7,634,381, respectively, represent the principal amount of the Company’s obligations to QF3 pursuant to a purchase agreement (“QF3 Purchase Agreement”) dated March 12, 2023 between the Company and QF3, as described below. As of March 31, 2025, the Company has made no repayments on this funding liability. The obligation to QF3 has no repayment term since the payment is due from net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of March 31, 2025 and December 31, 2024. Accrued interest related to this funding liability as of March 31, 2025 and December 31, 2024 was approximately $1,028,000 and $865,000, respectively.

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

Loan Payable Related Party

The loan payable – related party at March 31, 2025 and December 31, 2024 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) due to Intelligent Partners of $2,769,500 at March 31, 2025 and December 31, 2024, pursuant to an original agreement dated February 22, 2021. The Restructure Agreement provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described above. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL and QF3 have received a negotiated rate of return.

Because of the beneficial ownership percentage of its principals, Intelligent Partners is treated as a related party.

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at March 31, 2025 and December 31, 2024 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of March 31, 2025, the Company has not made any principal payments on the loan payable. During the three months ended March 31, 2025, the Company incurred $1,387 of interest expense and has accrued interest of $6,994 at March 31, 2025.

Purchase Price of Patents

The purchase price of patents balance at March 31, 2025 and December 31, 2024 of $53,665 represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio, which is held by an inactive subsidiary. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $53,665. The Company did not make any payments with respect to this obligation in 2024 or the first quarter of 2025. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate sufficient net proceeds. Pursuant to ASC 470, the Company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

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

As of March 31, 2025 and December 31, 2024, the aggregate fair value of the outstanding warrant liability was approximately $117,000 and $117,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of March 31, 2025 and December 31, 2024:

	As of
	March 31,	December 31,
	2025	2024
Volatility	381%	383%
Exercise price	$0.54	$0.54
Risk-free interest rate	3.67%	1.37%
Expected dividends	—%	—%
Expected term	5.9	6.1

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2025 and December 31, 2024:

	Fair Value Measurements as of
	March 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	$117,419	—	—	$117,130
Total liabilities	$—	$—	$117,419	$—	$—	$117,130

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2024	$117,130
Loss on subsequent measurement	289
Balance at March 31, 2025	$117,419

See Notes 4 and 6 for information on the warrant issuance.

6. STOCKHOLDERS’ EQUITY

Issuance of Options

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2024	2,000,000	2.39	1.20	4.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - March 31, 2025	2,000,000	2.39	1.20	4.55
Options exercisable at end of period	1,200,000	0.97	1.20	3.80

The outstanding options do not have an intrinsic value as of March 31, 2025 or December 31, 2024.

As of March 31, 2025, there was approximately $960,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of approximately 5.98 years.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2024	962,463	0.54	6.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - March 31, 2025	962,463	0.54	5.89

The warrants contain certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). The outstanding warrants do not have an intrinsic value as of March 31, 2025 or December 31, 2024.

7. NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation, an inactive subsidiary.

	March 31,	December 31,
	2025	2024
Balance, beginning of year	$228	$228
Net loss attributable to non-controlling interest	—	—
Balance, end of year	$228	$228

8. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2025 and 2024, the Company contracted with a law firm more than 10% owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of the Company’s patent portfolio. In connection with the engagement, the Company recorded patent service costs of approximately $48,000 and $30,000 for the three months ended March 31, 2025 and 2024, respectively, and these were recorded as part of general and of selling, administrative expenses in the consolidated statements of operations.

During the three months ended March 31, 2025 and 2024, the Company contracted with a law firm more than 10% owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged as litigation counsel and serves as escrow agent to the Company in connection with monetization of the Company’s patents relating to the litigation. For the three months ended March 31, 2025 and 2024, the cost of these services was approximately $0 and $464,000, respectively, and these were recorded as part of litigation and licensing expenses in the consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the year ending December 31, 2024, the percentage was set at 20%. The Company’s chief executive officer and chief technology officer are the only participants and during the three months ended March 31, 2025 and 2024, approximately $35,000 and $17,300 was deposited into the chief executive officer’s SEP IRA account, respectively and approximately $3,500 and $6,600 was deposited into the chief technology officer’s SEP IRA account, respectively.

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

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses Net Loss, as reported on the Consolidated Statements of Operations, in evaluating performance of the Intellectual Property Management segment and determining how to allocate resources of the Company as a whole, including investing in future patent portfolios.

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

11. SUBSEQUENT EVENTS

On April 11, 2025, the Company and its newly-formed wholly-owned subsidiary, MR Licensing LLC, a Texas limited liability company (“MR”), entered into a series of agreements, all dated April 11, 2025, with QPRC Corporate Finance Alpha LLC and QPRC Corporate Finance Bravo LLC, both of which are not affiliated with the Company and who are collectively referred to as “QPRC Finance.” The agreements are (i) a prepaid forward purchase agreement (the “QPRC Finance Purchase Agreement”), (iii) a security agreement (the “QPRC Finance Security Agreement”), (iii) a patent security agreement (the “QPRC Finance Patent Security Agreement”), (iv) an intercreditor agreement and subordination agreement (the “Subordination Agreement”) among the Company, MR, other subsidiaries of the Company and Intelligent Partners, (v) an irrevocable letter of instructions to Fabricant LLP, the law firm that is to represent MR in the litigation relating to the monetization of the patents to be purchased with the proceeds of the financing from QPRC Finance (the “Law Firm”) as to the disposition of any funds generated from the proceeds of the financing, (the “Letter of Instructions”), (vi) a waterfall agreement among the Company, MR, QPRC Finance and the Law Firm as to allocation of proceeds of such monetization (the “Waterfall Agreement” and, together with the QPRC Finance Purchase Agreement, the QPRC Finance Security Agreement, the QPRC Finance Patent Security Agreement, the Subordination Agreement and the Letter of Instructions, the “QPRC Finance Investment Documents”). On April 17, 2025, Intelligent Partners executed the Subordination Agreement, which was a condition to the obligations of QPRC Finance to advance any funding to the Company and MR.

Pursuant to the Purchase Agreement, QPRC Finance agreed to make available to the Company a financing facility of: (a) up to $3,000,000 for operating expenses, of which up to $1,500,000 may be provided during the year commencing on April 11, 2025, the date of the Purchase Agreement, of which $750,000 was provided in April 2025, and up to $1,500,000 may be provided in the following year; (b) up to $9,000,000 to fund the purchase by MR of certain patent assets from Monterey Research LLC (“Monterey”) pursuant to the agreement between MR and Monterey (the “Monterey Agreement”) and (c) up to $7,500,000 for patent enforcement costs, including legal fees subject to budget limitations to be agreed upon. In return, the Company transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents.

On April 18, 2025, MR took down $9,000,000 of proceeds from the QPRC Finance financing to purchase the patent portfolio from Monterey, which consisted of more than 2,500 United States patents, foreign patents and patent applications, pursuant to the Monterey Agreement. These patents relate to data storage device security and semiconductor circuitry. The payment was made directly from QPRC Finance to Monterey in accordance with instructions from the Company and MR.

Pursuant to the Purchase Agreement, the Company and MR transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents covered by the Security Agreement, during which time the Company and MR do not receive any portion of the net proceeds. The Waterfall Agreement sets forth the details of the order of payment. Pursuant to the Waterfall Agreement, (i) 100% of the net proceeds is paid to QPRC Finance until QPRC Finance has received its initial recovery amount; (ii) 90% of the net proceeds are distributed to QPRC Finance and 10% to the Company and MR until QPRC Finance has received an amount determined pursuant to the Purchase Agreement, and (iii) any net proceeds remaining after the foregoing distributions are paid to the Company and MR and the Law Firm in accordance with the Waterfall Agreement, in view of the plan to pay the Law Firm pursuant to a budget from the distribution allocated to patent enforcement costs. Any contingent payments due Monterey in addition to the $9,000,000 paid from the initial distribution from QPRC Finance shall be paid from the funds paid to the Company and MR pursuant to the Waterfall Agreement. Except in an Event of Default, as defined therein, all payment obligations by the Company and MR to QPRC Finance pursuant to the Purchase Agreement are non-recourse and shall be paid only from net proceeds from monetization, if any, of the patent rights owned or acquired by the Company or MR utilizing the QPRC Finance facility.

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

Overview

We are an intellectual property asset management company. Our principal operations include the acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly-owned subsidiaries. We currently own, control or manage twenty-three intellectual property portfolios of which we are currently seeking or may seek monetization with respect to seven, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation in order to generate revenue. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including primarily licenses granted as part of the settlement of patent infringement lawsuits.

Market and Economic Conditions

Macroeconomic trends may result in adverse impacts on our business, and we continue to monitor these potential impacts, including potential economic recession, the effects of tariffs by the United States and counter-tariffs by other countries, whether threatened or implemented; changes in the Federal Reserve’s monetary policy, as well as geopolitical risks, including the Ukraine-Russia war and the potential resolution of the war and its effect on Europe; the continuing war between Israel and Hamas and any further intensification of hostilities with others, including Iran and Hezbollah and potential effects of an intensification of the hostilities between India and Pakistan. We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. A significant downturn in economic conditions may adversely affect the intellectual property licensing market including the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation; a law firms’ ability and willingness to provide us with legal services on acceptable contingent fee terms; and the financial condition and prospects of defendants and potential defendants, which could make it less likely that they would be willing to settle our claim.

Further, to the extent that holders of intellectual property rights see these and other macroeconomic factors, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three months ended March 31, 2024 was from patent licensing fees, of which approximately 100% was paid or is payable to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

Because of the nature of our business transactions to date, we recognize revenues from licensing upon execution of a license agreement following settlement of litigation and not over the life of the patent. Thus, we would recognize revenue when we receive the license fee or settlement payment. Although we may seek to develop portfolios of intellectual property rights that provide us a continuing stream of revenue, to date we have not been successful in doing so, and we do not anticipate that we will be able to generate any significant revenue from licenses that provide a continuing stream of revenue. Thus, to the extent that we continue to generate cash from single payment licenses, our revenue can, and is likely to, vary significantly from quarter to quarter and year to year, and there may be periods such as the quarter ended March 31, 2025, in which we do not generate any revenue. Our gross profit from license fees reflects the payment of any royalties due in connection with our license.

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

Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which no amounts have been received as of March 31, 2025; (b) up to $4,334,000 for operating expenses, of which the we have requested and received $4,334,000 as of March 31, 2025; and (iii) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing.

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

Agreements with QPRC Finance

On April 11, 2025, we and our newly-formed wholly-owned subsidiary, MR Licensing LLC, (“MR”), entered into a series of agreements, all dated April 11, 2025, with QPRC Corporate Finance Alpha LLC and QPRC Corporate Finance Bravo LLC, both of which are not affiliated with the Company and who are collectively referred to as “QPRC Finance.” The agreements are (i) a prepaid forward purchase agreement (the “QPRC Finance Purchase Agreement”), (iii) a security agreement (the “Security Agreement”), (iii) a patent security agreement (the “QPRC Finance Patent Security Agreement”), (iv) an intercreditor agreement and subordination agreement (the “Subordination Agreement”) among the Company, MR, other subsidiaries of the Company and Intelligent Partners, (v) an irrevocable letter of instructions to Fabricant LLP, the law firm that is to represent MR in the litigation relating to the monetization of the patents to be purchased with the proceeds of the financing from QPRC Finance (the “Law Firm”) as to the disposition of any funds generated from the proceeds of the financing, (the “Letter of Instructions”), (vi) a waterfall agreement among the Company, MR, QPRC Finance and the Law Firm as to allocation of proceeds of such monetization (the “Waterfall Agreement” and, together with the QPRC Finance Purchase Agreement, the QPRC Finance Security Agreement, the Patent Security Agreement, the Subordination Agreement and the Letter of Instructions, the “QPRC Finance Investment Documents”). On April 17, 2025, Intelligent Partners executed the Subordination Agreement, which was a condition to the obligations of QPRC Finance to advance any funding to the Company and MR.

Pursuant to the Purchase Agreement, QPRC Finance agreed to make available to us a financing facility of: (a) up to $3,000,000 for operating expenses, of which up to $1,500,000 may be provided during the year commencing April 11, 2025, of which $750,000 was advanced in April 2025, and up to $1,500,000 may be provided in the following year; (b) up to $9,000,000 to fund the purchase by MR of certain patent assets from Monterey Research LLC (“Monterey”) pursuant to the agreement between MR and Monterey (the “Monterey Agreement”) and (c) up to $7,500,000 for patent enforcement costs, including legal fees subject to budget limitations to be agreed upon. In return, we transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents.

On April 18, 2025, MR took down $9,000,000 of proceeds from the QPRC Finance financing to purchase the patent portfolio from Monterey, which consisted of more than 2,500 United States patents, foreign patents and patent applications, pursuant to the Monterey Agreement. These patents relate to data storage device security and semiconductor circuitry. The payment was made directly from QPRC Finance to Monterey in accordance with instructions from the Company and MR.

Pursuant to the Purchase Agreement, we and MR transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents covered by the QPRC Financing Security Agreement, during which time we and MR do not receive any portion of the net proceeds. The Waterfall Agreement sets forth the details of the order of payment. Pursuant to the Waterfall Agreement, (i) 100% of the net proceeds is paid to QPRC Finance until QPRC Finance has received its initial recovery amount; (ii) 90% of the net proceeds are distributed to QPRC Finance and 10% to us and MR until QPRC Finance has received an amount determined pursuant to the Purchase Agreement, and (iii) any net proceeds remaining after the foregoing distributions are paid to the Company and MR and the Law Firm in accordance with the Waterfall Agreement, in view of the plan to pay the Law Firm pursuant to a budget from the distribution allocated to patent enforcement costs. Any contingent payments due Monterey in addition to the $9,000,000 paid from the initial distribution from QPRC Finance shall be paid from the funds paid to the Company and MR pursuant to the Waterfall Agreement. Except in an Event of Default, as defined therein, all payment obligations by the Company and MR to QPRC Finance pursuant to the Purchase Agreement are non-recourse and shall be paid only from net proceeds from monetization, if any, of the patent rights owned or acquired by the Company or MR utilizing the QPRC Finance facility.

Portfolio Activity

In February 2024, Harbor Island Dynamic brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al. (“Samsung”). In August 2024, Harbor Island Dynamic brought a patent infringement suit in the U.S. District for the Eastern District of Texas against NXP Semiconductors NV et. al. In September 2024, Samsung filed four petitions with the patent trial an appeal board for inter partes review of the Harbor Island Dynamic patents asserted against Samsung; the petitions for review were granted in April 2025. These actions are pending.

In April 2025, MR brought patent infringement suits in the U.S. District for the Eastern District of Texas against Renesas Electronics Corporation, Denso Corporation and Denso International America.

Results of Operations

Three Months Ended March 31, 2025 and 2024

	Three Months Ended March 31,
	2025	2024
Revenues (patent licensing fees)	$—	$1,045,000
Cost of revenue (litigation and licensing expenses)	3,496	561,552
Selling, general and administrative expenses	654,306	577,279
Loss from operations	(657,802)	(93,831)

Other expenses
Change in fair market value of warrant liability	(289)	(199,422)
Interest expense	(168,294)	(138,189)
Total other expenses	(168,583)	(337,611)

Loss before income tax	(826,385)	(431,442)

Income tax expense	—	—

Net loss	$(826,385)	$(431,442)

We did not generate any revenue for the three months ended March 31, 2025 as compared to approximately $1,045,000 for the three months ended March 31, 2024. Our revenue for the three months ended March 31, 2024 was generated from licenses pursuant to the settlement of patent infringement lawsuits in the TLL portfolio. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. Cost of revenue for the three months ended March 31, 2025 and 2024 relating to patent service costs was approximately $3,000 and $562,000, respectively. During the three months ended March 31, 2024, the Company received a reimbursement for costs expensed in prior periods in the amount of approximately $334,000, resulting in a reduction of litigation and licensing expenses. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners, all of whom or may have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the three months ended March 31, 2025 increased by approximately $77,000, or approximately 13%, compared to the three months ended March 31, 2024, primarily due to increased professional fees and travel expenses. Our principal operating expenses for the three months ended March 31, 2025 were amortization of intangible assets of approximately $137,000, compensation expenses of approximately $165,000, professional fees of approximately $172,000 and travel related expenses of approximately $55,000. Our principal operating expenses for the three months ended March 31, 2024 were amortization of intangible assets of approximately $167,000 and compensation expenses of approximately $165,000. We had stock-based compensation costs of approximately $0 and $6,000 for the three months ended March 31, 2025 and 2024, respectively.

Other income and expense for the three months ended March 31, 2025 included a loss on change in fair value of warrant liability of approximately $300. We realized a loss on change in fair value of warrant liability of approximately $199,000 for the three months ended March 31, 2024. The fair value of the warrant liability is affected by the price of our common stock, so the liability increases as the stock price goes up, resulting in an expense, and decreases as the stock price goes down resulting in income from change in warrant liability. Other expense also reflects interest expense of approximately $168,000 for the three months ended March 31, 2025 and approximately $138,000 for the three months ended March 31, 2024.

As a result of the foregoing, we realized a net loss of approximately $826,000, or $0.15 per share (basic and diluted) and net loss of approximately $431,000 or $0.08 per share (basic and diluted), for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

At March 31, 2025, we had current assets of approximately $82,000 and current liabilities of approximately $12,308,000. Our current liabilities include funding liabilities of approximately $7,634,000 payable to QF3, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners in the amount of approximately $2,797,000 under the Restructure Agreement, both of which are only payable from money generated from the monetization of intellectual property, loans payable of approximately $138,000, a warrant liability of approximately $117,000, accounts payable and accrued liabilities of approximately $259,000, and accrued interest of approximately $1,362,000. As of March 31, 2025, we have an accumulated deficit of approximately $27,209,000 and a negative working capital of approximately $12,226,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses and legal fees, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31,
	2025	2024
Cash flows used in operating activities	$(434,201)	$(628,437)
Cash flows from financing activities	—	835,649
Net (decrease) increase in cash	(434,201)	207,212
Cash at beginning of period	482,023	563,484
Cash at end of period	$47,822	$770,696

We cannot assure you that we will be successful in generating future revenues, in obtaining any third-party funding in connection with any of our intellectual property portfolios or operating expenses or that we will receive any of the proceeds of any litigation settlements after making all required payments to counsel and funding sources and payments to Intelligent Partners, operating expenses, debt or equity financing or that and debt or equity financing will be available on terms acceptable to us. We have no credit facilities. Although our agreement with QF3 provides for QF3 to provide us with funding to acquire intellectual property rights, subject to QF3’s approval, it does not provide for financing the litigation necessary for the monetization of the intellectual property rights. Our agreements with QPRC Finance provide for up to $3,000,000 for operating expenses, of which $750,000 was advanced in April 2025, and provides for up to $7,500,000 to fund budgeted legal expenses in connection with the monetization of the Monterey portfolio, the purchase of which was financed by QPRC Finance Except for the agreement with QPRC Finance, we do not have any credit facilities or any arrangements for us to finance the litigation necessary to monetize our intellectual property rights other than contingent fee arrangements with counsel with respect to our pending litigation. If we do not secure contingent representation or obtain litigation financing, we may be unable to monetize our intellectual property.

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

Since the purchased intellectual property rights pursuant to acquisition agreements are not individually distinct, we combine each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. Our subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. Our subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30 to 90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. We do not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

Recent Accounting Pronouncements

See Note 2 to the condensed consolidated financial statements for information regarding recent accounting pronouncements.

Going Concern

The Company has an accumulated deficit of approximately $27,209,000 and negative working capital of approximately $12,226,000 as of March 31, 2025. The Company has a history of losses, including a loss of $826,385 on no revenues for the three months ended March 31, 2025 and can give no assurance that it will generate income in the future. Because of the Company’s history of losses, its working capital deficiency, the uncertainty of future revenue, its obligations to Intelligent Partners and QF3, the low stock price of the Company’s common stock and the absence of an active trading market in its common stock, the Company’s ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from the Company’s failure to meet the continued listing requirements of the OTCQB, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of its intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2025, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and acting chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and acting chief financial officer concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls were not effective as of March 31, 2025, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding disclosure.

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

During the period ended March 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 5. Other Information

During the three months ended March 31, 2025, no officer or director adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Date: May 15, 2025

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer