Form 10-K
period 2025-12-31
QUEST PATENT RESEARCH CORP
filed 2026-03-30
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended: December 31, 2025

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

As of March 15, 2026, the registrant had 5,331,973 shares of common stock outstanding.

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

These risks and uncertainties, many of which are beyond our control, include, and are not limited to:

●	Our ability to generate revenue from our intellectual property rights pursuant to , including our ability to license our intellectual property rights and our ability to be successful in any litigation which we may commence in order to seeking to monetize our intellectual property rights, including pending litigation;

●	Our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	Our ability to remain current with respect to our obligations under patent purchase agreements, the failure of which could result in a default under our agreement with QPRC Financeor, even if the failure does not result in a default, it may affect the willingness of QF3 to make advances to us under the funding agreement;

●	Our ability to generate sufficient proceeds from our intellectual property rights to enable us to realize any cash flow after payments to our funding sources, including QPRC Finance and QF3 under our financing agreements with QPRC Finance, QF3 and QFL, our restructured agreement with Intelligent Partners, LLC (“Intelligent Partners”), and payments due to counsel, as well as payment obligations to sellers of intellectual property rights that we acquire;

●	Our ability to identify intellectual property for technologies for which there is a significant potential market which QPRC Finance or QF3 is willing to fund and to find other funding sources if QPRC Finance or QF3 or their affiliates is not willing to fund the acquisition of the intellectual property and our ability to negotiate terms for the acquisition such intellectual property on terms which QPRC Finance or QF3 is willing to fund;

●	Our ability or perceived ability to obtain necessary financing for operations, including financing for patent acquisitions and legal fees;

●	The effect of any adverse decision in any action which one of our subsidiaries may commence, including the award of legal fees in favor of a defendant, which may result in the bankruptcy of the subsidiary which could result in a default under our agreements with QPRC Finance or QF3 or any other funding source which finances the litigation of such subsidiary;

●	The effects on our business, financial conditions and ownership of proprietary rights in the event of any default under our agreements with QPRC Finance, QF3, QFL or Intelligent Partners;

●	The effect of legislation and court decisions on our ability to generate revenue from patent and other intellectual property rights as well as the market’s perception of the effects of such legislation or court decisions on our business;

●	Our ability to reduce the cost of litigation through contingent fees with counsel;

●	The results or anticipated results of litigation by or against us, including any actions or motions by defendants seeking legal fees or any other recovery from us in the event that a court decision is against us or otherwise does not uphold our intellectual property rights;

●	The effects on us in the event that any party against which we commence litigation obtains a judgement against one of our subsidiaries and seeks to foreclose on the intellectual property owned by the subsidiary which may result in a default under our agreements with QPRC Finance, QFL and QF3.

●	Our failure to develop effective disclosure controls and internal controls over financial reporting.

●	The anticipated or actual results of our operations;

ii

●	Events or conditions relating to the enforcement of intellectual property rights generally;

●	The development of a market for our common stock;

●	Our ability to retain our key executive officers and identify, hire and retain additional key employees;

●	Any discrepancy between anticipated or projected results and actual results of our operations;

●	Any decline in our stock price which results in our common stock no longer being traded on the OTCQB which could result in a default under our funding agreements;

●	The market’s perception as to our ability to continue to make our filings with the SEC in a timely manner and for our stock to continue to be traded on the OTCQB;

●	Actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price;

●	The sale or the market’s perception of the possible sale by QFL or Intelligent Partners of the shares of common stock which we have registered pursuant to the Securities Act;

●	Any damages we may be required to pay in the event that we do not keep the registration statement covering shares to be sold by owned by Intelligent Partners or issuable upon warrants held by QFL current and effective without their ability to sell pursuant to Rule 144 or our ability to continue to have our stock traded on the OTCQB;

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

●	The effect of the war against Iran as it may relate, among other things, to (i) our ability to acquire intellectual property rights or to obtain financing for any intellectual property rights which we may seek to acquire; and (ii) the market for and the market price of our common stock; and

●	Other matters not within our control.

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

iii

PART I

ITEM 1. BUSINESS

Overview

We are an intellectual property asset management company. Our principal operations include the acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly-owned subsidiaries. We currently own, control or manage twenty-four intellectual property portfolios of which we are currently seeking or may seek monetization with respect to seven, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate, patent infringement lawsuits and engage in patent infringement litigation in order to generate revenue. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including primarily licenses granted as part of the settlement of patent infringement lawsuits.

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

We intend to seek to develop our business by acquiring intellectual property rights, either in the form of ownership of or an exclusive license to the underlying intellectual property. Our goal is to enter into agreements with inventors or owners of innovative technologies for which we believe there may be a significant market for products which use or incorporate the intellectual property. We seek to purchase all of, or interests in, intellectual property in exchange for cash, securities of our company, the formation or a joint venture or separate subsidiary in which the owner has an equity interest, and/or interests in the monetization of those assets. Our revenue from this aspect of our business can be generated through licensing and, when necessary, which is typically the case, litigation. We engage in due diligence and a principled risk underwriting process to evaluate the merits and potential value of any acquisition, partnership or joint venture. We seek to structure the terms of our acquisitions in a manner that will achieve the highest risk-adjusted returns possible, in the context of our financial condition which often results in a structure whereby either the seller or the financing source receives the first net proceeds from monetization of the intellectual property. Thus, in connection with the acquisition of intellectual property portfolios, we have granted the party providing the financing an interest in any recovery we have with respect to the intellectual property purchased with the financing, and we expect that we will have to continue to grant such interests until and unless we have generated sufficient cash from licensing our intellectual property to enable us to acquire additional intellectual property portfolios without outside financing. However, we cannot assure you that we will ever generate sufficient revenues to enable us to purchase additional intellectual property without third-party financing.

We employ a due diligence process before completing the acquisition of an intellectual property interest. We begin with an investment thesis supporting the potential transaction and then proceed to test the thesis through an examination of the critical drivers of the value of the underlying intellectual property asset. Such an examination focuses on areas such as title and inventorship issues, the quality of the drafting and prosecution of the intellectual property assets, legal risks inherent in licensing programs generally, the applicability of the invention to the relevant marketplace and other issues such as the effects of venue and other procedural issues. If we require financing to acquire intellectual property, we will have to satisfy our financing sources, which may be QPRC Finance and QF3, that we have the ability to monetize the intellectual property. However, our financial position may affect our ability to conduct adequate due diligence with respect to intellectual property rights or to acquire valuable intellectual property. This due diligence effort is conducted by our chief executive officer, who is our only full-time employee.

It has been necessary to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. To the extent that we cannot secure counsel on a contingent basis and cannot fund litigation ourselves, which, considering our financial position, is likely to be the case, we may enter into an agreement with a third-party, which may be an independent third-party, such as QPRC Finance or QF3, to finance the cost of litigation. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis, or we obtain funding from third-party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third-party that funds the litigation would be entitled to participate in any recovery.

Agreements with QPRC Finance

On April 11, 2025, the Company and its newly-formed wholly-owned subsidiary, MR Licensing LLC, a Texas limited liability company (“MR”), entered into a series of agreements, all dated April 11, 2025, with QPRC Corporate Finance Alpha LLC and QPRC Corporate Finance Bravo LLC, both of which are not affiliated with the Company and are related to QFL and QF3 and who are collectively referred to as “QPRC Finance.” The agreements are (i) a prepaid forward purchase agreement (the “QPRC Finance Purchase Agreement”), (ii) a security agreement (the “QPRC Finance Security Agreement”), (iii) a patent security agreement (the “QPRC Finance Patent Security Agreement”), (iv) an intercreditor agreement and subordination agreement (the “Subordination Agreement”) among the Company, MR, other subsidiaries of the Company and Intelligent Partners, (v) an irrevocable letter of instructions to Fabricant LLP, the law firm that is to represent MR in the litigation relating to the monetization of the patents to be purchased with the proceeds of the financing from QPRC Finance (the “Law Firm”) as to the disposition of any funds generated from the proceeds of the financing, (the “Letter of Instructions”), (vi) a waterfall agreement among the Company, MR, QPRC Finance and the Law Firm as to allocation of proceeds of such monetization (the “Waterfall Agreement” and, together with the QPRC Finance Purchase Agreement, the QPRC Finance Security Agreement, the QPRC Finance Patent Security Agreement, the Subordination Agreement and the Letter of Instructions, the “QPRC Finance Investment Documents”). On April 17, 2025, Intelligent Partners executed the Subordination Agreement.

Pursuant to the Purchase Agreement, QPRC Finance agreed to make available to the Company a financing facility of: (a) up to $3,000,000 for operating expenses, of which approximately $1,500,000 has been drawn down as of December 31, 2025; (b) up to $9,000,000 to fund the purchase by MR of certain patent assets from Monterey Research LLC (“Monterey”) pursuant to the agreement between MR and Monterey (the “Monterey Agreement”) and (c) up to $7,500,000 for patent enforcement costs, including legal fees subject to budget limitations to be agreed upon, of which approximately $4,054,000 was drawn down during the year ended December 31, 2025. In return, the Company transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents.

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

Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which no amounts have been requested or received as of December 31, 2025; (b) up to $4,334,000 for operating expenses, of which the we have requested and received $4,334,000 as of December 31, 2025; and (iii) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower Semiconductor Ltd. (“Tower”). In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of the Tower patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with QF3’s funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing.

On February 22, 2021, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL made available to us a total of $6,402,000, consisting of (a) $2,653,000 for the acquisition of mutually agreed patent rights that we intended to monetize; (b) $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. On May 2, 2024 the funding agreement with QFL was amended and restated to terminate QFL’s funding obligation. During the year ended December 31, 2024 we repaid the full outstanding principal balance of $1,525,502. No further advances are to be made pursuant to the Purchase Agreement. In connection with the QFL Purchase Agreement, we also granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and we regained compliance on May 7, 2021. We granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

Contemporaneously with the execution of the agreements with QFL, we entered into a restructure agreement with Intelligent Partners to eliminate any obligations we had with respect to the outstanding notes and the securities purchase agreement. As part of the restructure of our agreements with Intelligent Partners, we amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire. Under these MPAs, Intelligent Partners receives a 60% interest in the proceeds from our intellectual property owned by the eight Subsidiary Guarantors. Intelligent Partners also participates in the monetization proceeds from new intellectual property that we acquire until the total payments under all the monetization participation agreements equal $2,805,000, as follows: for net proceeds between $0 and $1,000,000, Intelligent Partners receives 10% of the net proceeds realized from new patents, except that if, in any calendar quarter, net proceeds realized by us exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. The payments with respect to the new patents terminate once total payments to Intelligent Partners under all monetization participation agreements reach $2,805,000. The payments to Intellectual Partners with respect new patents are payable from the proceeds which are allocated to us under the QFL and QF3 agreements, which start after QFL and QF3 have received a negotiated rate of return. In connection with the restructure agreement with Intelligent Partners, we entered into a board observation rights agreement with Intelligent Partners. On April 17, 2025, Intelligent Partners notified the Company that it plans to exercise its rights under the board observation rights agreement.

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

Our Intellectual Property Portfolios

Intellectual Property Rights

We have twenty-four intellectual property portfolios of which we are seeking to monetize the intellectual property rights of seven portfolios. Our operating subsidiaries own or control the rights to these patent portfolios, covering technologies used in a variety of industries. We generate revenues and related cash flows primarily from licenses granted as part of the settlement of patent infringement lawsuits for the use of patented technologies that our operating subsidiaries control or own.

The seven portfolios which we are currently planning or seeking to monetize are described below.

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

MR Portfolio

Acquired by our wholly owned subsidiary, MR Licensing LLC (“MR”), the MR portfolio consists of over 2,500 United States patents which generally relate to data storage device security and semiconductor circuitry. MR advanced $9,000,000 at closing pursuant to an agreement with Monterey Research LLC (“Monterey”). Under the agreement, MR retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which Monterey is entitled to a percentage of further net proceeds realized, if any.

Other Portfolios

We also own 17 additional portfolios; however, we do not anticipate allocating any resources to the monetization of the intellectual property of these portfolios. During 2025 and 2024, we generated revenue from the portfolios described below.

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

Pending Litigation and Recent Settlements

In November 2021, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Trend Micro Incorporated. In March 2022, Trend Micro, Inc. filed a complaint against TLL in the U.S. District for the Western District of Texas seeking declaratory judgement of non-infringement of the patents subject to the litigation. In February 2022, TLL brought patent infringement suits in the U.S. District Court for the Eastern District of Texas against Checkpoint Software Technologies Ltd. and Palo Alto Networks, Inc. In March 2022, TLL voluntarily dismissed, without prejudice, the action against Palo Alto Networks, Inc. In March 2022, Palo Alto Networks, Inc. filed a complaint against TLL and the Company in the U.S. District for the Southern District of New York seeking declaratory judgement of non-infringement of the patents in suit. In May 2022, Trend Micro Inc. filed a motion with the Panel on Multidistrict Litigation seeking to have the pending actions consolidated into a centralized multidistrict litigation for pretrial proceedings. In August 2022, the Judicial Panel on Multidistrict Litigation consolidated all actions in the U.S. District for the Eastern District of Texas. In October 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Fortinet, Inc., Crowdstrike, Inc. et.al., and Musarubra US, LLC. The actions against Trend Micro Incorporated, Checkpoint Software Technologies Ltd, Palo Alto Networks, Inc. and Crowdstrike, Inc. were resolved in 2023 and our revenue for the year ended December 31, 2023 included revenue from the related settlements. In February 2024, TLL brought patent infringement suits in the U.S. Districdt for the Eastern District of Texas against Sonicwall, Inc. The actions against Fortinet, Inc., Musarubra US LLC, and Sonicwall Inc. have been resolved and revenue for the year ended December 31, 2024 includes revenue from the related settlements.

In November 2021, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. In November 2022, MML brought patent infringement suits in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al and TCL Technology Group Corporation et al. In June 2022, MML and AI agreed to amend the Purchase Agreement to add two additional patent families for an additional $92,000. We requested and received a capital advance from QFL in the amount of $92,000, which we used to make payment to AI in August 2022 pursuant to the amendment to the Purchase Agreement. The actions against ZTE Corporation and Guangdong OPPO Mobile Telecommunications Corp., Ltd. were resolved in 2023 and revenue for the year ended December 31, 2023 included revenue from the related settlements. The actions against Samsung Electronics Co., Ltd. Et al were resolved in 2024 and revenue for the year ended December 31, 2024 includes revenue from the related settlement.

In September 2023, Deepwell brought a patent infringement suit in the U.S. District for the Eastern District of Texas against MediaTek Inc. The action against MediaTek, Inc. has been resolved and revenue for the year ended December 31, 2024 includes revenue from the related settlement.

In February 2024, Harbor Island Dynamic brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al. (“Samsung”). In August 2024, Harbor Island Dynamic brought a patent infringement suit in the U.S. District for the Eastern District of Texas against NXP Semiconductors NV et. al. Samsung’s 2024 petitions for review were granted in April 2025. These actions are pending.

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

In August 2025, MR brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Texas Instruments, Inc.

In December 2025, Koyo brought patent infringement suits in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al.

The actions by MR and Koyo are pending.

Competition

We encounter and expect to continue to encounter competition in the areas of intellectual property acquisitions for the sake of licensure from both private and publicly traded companies that engage in intellectual property monetization activities. Such competitors and potential competitors include companies seeking to acquire the same intellectual property assets and intellectual property rights that we may seek to acquire. Entities such as Acacia Research Corporation, Intellectual Ventures, Quarterhill Inc., MOSAID Technologies Inc., Network-1 Security Solutions, Interdigital, Inc., IPValue Management Inc., Pendrell Corporation, Inventergy Global, Inc., Netlist Inc., Parkervision Inc., Walker Innovation, Inc., Anjay Venture Partners, LLC, Daedalus Group LLC, Netlist Inc. and others derive all or a substantial portion of their revenue from intellectual property monetization activities, and we expect more entities to enter the market. Most of our competitors have longer operating histories and significantly greater financial resources and personnel than we have.

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

Research and Development

We did not incur research and development expenses during 2025 or 2024, since research and development are not part of our business.

Consulting Contracts

On February 22, 2021, we entered into advisory service agreement with three consultants pursuant to which they will provide services to us in connection with the development of our business. The agreements have a term of ten years and may be terminated by us for cause or upon the death or disability of the consultants.

Pursuant to the consulting agreement, we granted options to purchase a total of 900,000 shares of Common Stock which options expire on February 21, 2031. Option to purchase 300,000 shares of Common Stock at $1.00 per share, 100,000 shares at $3.00 per share and 100,000 shares at $5.00 per share are currently exercisable. Option to purchase 200,000 shares at an exercise price of $3.00 per share, become exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which reports stockholders’ equity of at least $5,000,000 and options to purchase 200,000 shares at an exercise price of $5.00 per share become exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

Employees

As of March 15, 2026, we have two employees, who are our officers, one of whom works on a part-time basis. Our employees are not represented by a labor union, and we consider our employee relations to be good.

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

Risks Relating to our Financial Conditions and Operations

We have a history of losses and are continuing to incur losses. During the period from 2008, when we changed our business to become an intellectual property management company, through December 31, 2025, we generated a cumulative loss of approximately $34.9 million on cumulative revenues of approximately $39.8 million, and our losses are continuing. Our total assets were approximately $10,400,000 at December 31, 2025, of which approximately $7,733,000 represented the net book value of patents we acquired from Monterey in April of 2025. At December 31, 2025, we had a working capital deficiency of approximately $27,200,000.

Our independent auditors have included a substantial doubt going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2025. Because of our history of losses, deficiency in stockholders’ equity, working capital deficiency and the uncertainty of generating revenues in the future, our independent auditors have included a substantial doubt going concern explanatory paragraph in their report on our financial statements for the year ended December 31, 2025.

We require significant funding in order to develop our business. Our business requires substantial funding to evaluate and acquire intellectual property rights and to develop and implement programs to monetize our intellectual property rights, including the prosecution of any litigation necessary to enable us to monetize our intellectual property rights. Our failure to develop and implement these programs could both jeopardize our relationships under our existing agreements and could inhibit our ability to generate new business, either through the acquisition of intellectual property rights or through exclusive management agreements. We cannot be profitable unless we are able to obtain the funding necessary to develop our business, including litigation to monetize our intellectual property, and to pay our ongoing expenses, including compensation to our chief executive officer, which is $600,000 for 2026, as well as professional expenses and other public company expenses. Although we have agreements with QF3 which provide a funding to acquire intellectual property rights, QF3 must approve any intellectual property we acquire and, if QF3 does not fund an intellectual property acquisition, we may not be able to acquire and monetize the intellectual property. QF3 has not approved any intellectual property acquisition, and we cannot assure you that it will provide additional intellectual property acquisition financing. We cannot assure you that we will be able to obtain necessary funding or to develop our business. Our agreement with QPRC Finance covers the purchase of the patent portfolio from Monterey and does not provide for the funding of other intellectual property rights

The terms of our agreements with QPRC Finance, QF3, QFL and Intelligent Partners may make it difficult for us to generate cash flow from our operations. We have an agreement with QF3 pursuant to which QF3 agreed to make available to us a financing facility of (i) up to $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize: (ii) up to $4,334,000 for operating expenses from which the Company may, at its discretion, draw up to $500,000 per calendar quarter, of which we have drawn down $4,334,000 as of December 31, 2025, and (iii) $3,300,000 which was used to fund purchase of a patent portfolio from Tower. We have an agreement with QPRC Financing pursuant to which QPRC Finance advanced us $9,000,000 for the purchase of the patent portfolio form Monterey and of up to $3,000,000 for operating expenses, of which approximately $1,500,000 has been drawn down as of December 31, 2025, up to $7,500,000 for patent enforcement costs, including legal fees subject to budget limitations to be agreed upon in connection with the monetization of the Monterey portfolio, of which approximately $4,054,000 has been advanced by QPRC Finance. Although we have paid QFL the money due QFL, QFL continues to have an interest in the cash flow from patents financed by QFL. Pursuant to the QPRC Finance, QF3 and QFL agreements, QPRC Finance, QF3 and QFL receive all proceeds payable to us from the monetization of those patents which have been financed by QFL and QF3, respectively, until QPRC Finance, QF3 and QFL have received their respective negotiated rate of return, then we and QPRC Finance. QF3 and QFL, respectively, share in the proceeds from monetization as provided in the respective agreements. Pursuant to our restructure agreement with Intelligent Partners, we have an obligation to pay TMPO totaling $2,805,000. Under our amended monetization proceeds agreements with Intelligent Partners, we pay Intelligent Partners 60% of the net monetization proceeds from associated intellectual property portfolios. Further, until we have paid Intelligent Partners a total of $2,805,000 under all of the monetization proceeds agreements, for net proceeds between $0 and $1,000,000 we are to pay Intelligent Partners 10% of the net proceeds realized from new assets acquired by us, provided, that, if, in any calendar quarter, our net proceeds realized exceed $1,000,000, Intelligent Partner’s entitlement for that quarter shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000, and if in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter shall increase to 50% on the portion of net proceeds in excess of $3,000,000. These payments come from our share of the proceeds after QPRC Finance, QF3 and QFL have recovered their negotiated rate of return, respectively. Thereafter, we receive our share of the proceeds as provided in the respective agreements. We cannot assure you that, as a result of these provisions, that we will generate any meaningful cash flow from the intellectual property we acquire. If we do not generate sufficient cash flow from our monetization activities, we may not be able to fund our operations or continue in business.

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

Any equity funding we obtain may result in significant dilution to our stockholders. Because of our financial position, our continuing losses, our negative working capital from operations, our low stock price and the lack of revenue for the year ended December 31, 2025, we do not expect that we will be able to obtain any debt financing for our operations. Our stock price has generally been trading at a price which is less than $1.00 per share for more than the past two years. As a result, it will be very difficult for us to raise funds in the equity markets. However, in the event that we are able to raise funds in the equity market, the sale of shares would result in significant dilution to the present stockholders, and even a modest equity investment could result in the issuance of a very significant number of shares.

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

If we are not successful in patent litigation, the defendants may seek to have the court award attorneys’ fees to them against us which could result in the bankruptcy of the plaintiff subsidiary and may result in a default under our agreements with QPRC Finance, QF3 and QFL. The United States patent laws provide that “the court in exceptional cases may award reasonable attorney fees to the prevailing party.” Although the patents are owned by our subsidiaries and any judgment would be awarded against the subsidiaries, the subsidiaries have no assets other than the patent rights. Our funding sources for our patent litigation do not provide for the funding source to pay any judgment against us. Thus, if any defendants obtain a judgment against one of our subsidiaries, they may seek to enforce their judgment against the patents owned by the subsidiary or seek to put the subsidiary into bankruptcy and acquire the patents in the bankruptcy proceeding. As a result, it is possible that an adverse verdict in a petition for legal fees could result in the loss of the patents owned by the subsidiary and a default under our agreements with QPRC Finance, QF3 and QFL.

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

We may be unable to enforce our intellectual property rights unless we obtain third-party funding. Because of the expense of litigation and our lack of working capital, we may be unable to enforce our intellectual property rights unless we obtain the agreement of a third-party to provide funding in support of our litigation. We cannot assure you that QPRC Finance, QF3 or any other funding source, including affiliates of QPRC Finance, QF3 and QFL, will provide us the any necessary funding, and the failure to obtain such funding will impair our ability to monetize our intellectual property portfolio or continue in business.

Because we need to rely on third-party funding sources to provide us with funds to enforce our intellectual property rights we are dependent upon the perception by potential funding sources of the value of our intellectual property. Because we do not have funds to pursue litigation to enforce our intellectual property rights, we are dependent upon the valuation which potential funding sources, which currently is QF3, give to our intellectual property or any intellectual property we may acquire. In determining whether to provide funding for intellectual property litigation, the funding sources need to make an evaluation of the strength of our patents, the likelihood of success, the nature of the potential defendants and a determination as to whether there is a sufficient potential recovery to justify a significant investment in intellectual property litigation. Typically, such funding sources receive a percentage of the recovery, as defined in the particular agreements, and seek to generate a sufficient return on investment to justify the investment. Under our agreements with QPRC Finance, QF3 and QFL, these funding sources are allocated all of the net proceeds (after allowable expenses), respectively, until they have received a negotiated return. QFL is no longer providing us with funding for intellectual property acquisitions but it retains its interest in the assets it funded and QPRC Finance’s obligations are limited to the Monterey portfolio. Unless QF3 or any other funding source believes that it will generate a sufficient return on investment, it will not fund litigation. QF3 has not funded any intellectual property acquisition since its initial funding, if QF3 does not fund our acquisition or monetization of intellectual property we propose to acquire, we cannot assure you that we will be able to negotiate funding agreements with third-party funding sources on terms reasonably acceptable to us, if at all. Because of our financial condition, we may only be able to obtain funding on terms which are less favorable to us than we would otherwise seek to obtain.

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

Because QPRC Finance, QF3, QFL and Intelligent Partners hold a security interest in almost all of our intellectual property and the proceeds from our intellectual property, we may not be able to raise funds through a debt financing. Pursuant to our agreements with QFL, QF3 and Intelligent Partners, we granted them a security interest in the stock of our subsidiaries that hold the intellectual property covered by their agreements and in the proceeds from the monetization of such intellectual property. The inability to grant a security interest in these assets to a new lender, as well as our financial condition in general, is likely to materially impair our ability to obtain debt financing for our operations, and may also impair our ability to obtain financing to acquire additional intellectual property rights.

Because of our financial condition and our having generated a loss from operations in 2025 from our existing portfolios, we may not be able to obtain intellectual property rights to the most advanced technologies. In order to generate meaningful revenues from intellectual property rights, we need to be able to identify, negotiate rights to and offer technologies for which there is a developing market. Because of our financial condition and the terms under which we obtain financing for our litigation, we may be unable to negotiate rights to technology for which there which will be a strong developing market, or, if we are able to negotiate agreements for such intellectual property, the terms of our purchase or license may not be favorable to us. Accordingly, we cannot assure you that we will be able to acquire intellectual property rights to the technology for which there is a strong market demand.

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

Our ability to monetize our intellectual property depends in part upon our ability to retain the qualified legal counsel to represent us in patent enforcement litigation on a contingent or partial contingent fee basis. The success of our licensing business may depend upon our ability to retain the qualified legal counsel to prosecute patent infringement litigation. As our patent enforcement actions increase, it will become more difficult to find the preferred choice for legal counsel to manage all of our cases because many of these firms may have a conflict of interest that prevents their representation of us or because they are not willing to represent us on a contingent or partial contingent fee basis. Because of our financial position, we are not likely to be able to commence litigation unless the legal fees are on a contingent fee basis unless the funding source pays the legal fees, which is not usually the case.

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

The unpredictability of our revenues may harm our financial condition. Our revenues from licensing have typically been lump sum payments entered into at the time of the license, which is typically in connection with the settlement of litigation, and not from licenses that pay an ongoing royalty. Due to the nature of the licensing business and uncertainties regarding the amount and timing of the receipt of license and other fees from potential infringers, stemming primarily from uncertainties regarding the outcome of enforcement actions, rates of adoption of our patented technologies, the growth rates of potential licensees and certain other factors, our revenues, if any, may vary significantly from quarter to quarter, with no revenues having been generated in 2025, which could make our business difficult to manage, adversely affect our business and operating results, cause our quarterly results to fall below market expectations and adversely affect the market price of our common stock.

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

The rapid development of technology and artificial intelligence may impair our ability to monetize intellectual property that we own. In order for us to generate revenue from our intellectual property, we need to offer intellectual property that is used in the manufacture or development of products. Rapid technological developments have reduced the market for products using less advanced technology. To the extent that technology develops in a manner in which our intellectual property is not a necessary element or to the extent that others design around our intellectual property, our ability to license our intellectual property portfolios or successfully prosecute litigation will be impaired. We cannot assure you that we will have rights to intellectual property for most advanced technology or that there will be a market for products which require our technology.

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

Weak global economic conditions may cause potential licensees to delay entering into licensing agreements, which could prolong our litigation and adversely affect our financial condition and operating results. Our business depends significantly on strong economic conditions that would encourage potential licensees to enter into license agreements for our intellectual property rights. The United States and world economies have recently experienced weak economic conditions and the recent war in Iran and the Russian invasion in Ukraine has exacerbated these conditions, including those resulting from inflation and supply chain line issues. Uncertainty about global economic conditions poses a risk as businesses may postpone spending in response to tighter credit, negative financial news and declines in income or asset values. Even if economic conditions improve, the uncertainty of the economy could have a material adverse effect on the willingness of parties that we believe are infringing on our assets to enter into settlements or other revenue generating agreements voluntarily.

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

Our lack of internal controls over financial reporting may affect the market for and price of our common stock. Our disclosure controls and our internal controls over financial reporting are not effective because of material weaknesses. Since we became engaged in the intellectual property management business in 2008, we have not had the financial resources or personnel to develop or implement systems that would provide us with the necessary information on a timely basis so as to be able to implement financial controls. Our continued poor financial condition together with the fact that we have one full time employee, who is both our chief executive officer and our acting chief financial officer, makes it difficult for us to implement a system of internal controls over financial reporting, and we cannot assure you that we will be able to develop and implement the necessary controls. The absence of internal controls over financial reporting may inhibit investors from purchasing our shares and may make it more difficult for us to raise debt or equity financing. Further, our previously reported need to restate our audited financial statements for 2023 reflected a material weakness in our internal controls over financial reporting, which may have an adverse impact on our business.

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

Our stock price may be volatile and your investment in our common stock could suffer a decline in value. As of the date of this annual report, there has been limited trading activity in our common stock. There can be no assurance that any significant market will ever develop in our common stock. Because of the low public float and the absence of any significant trading volume, the reported prices may not reflect the price at which you would be able to sell shares if you want to sell any shares you own or buy shares if you wish to buy share. Further, stocks with a low public float may be more subject to manipulation than a stock that has a significant public float. The price may fluctuate significantly in response to a number of factors, many of which are beyond our control. These factors include, but are not limited to, the following, in addition to the risks described above and general market and economic conditions:

●	our low stock price, which may result in a modest dollar purchase or sale of our common stock having a disproportionately large effect on the stock price;

●	the market’s perception as to our ability to generate positive cash flow or earnings from our intellectual property portfolios;

●	changes in our, or if any securities analysts follow our stock, which is not likely because of our stock price and volume and history of losses, the securities analysts’ estimate of our financial performance;

●	our ability or perceived ability to obtain necessary financing for operations and for the monetization of our intellectual property rights;

●	the market’s perception of the effects of legislation or court decisions on our business;

●	the market’s perception that a defendant may obtain a judgement against a subsidiary and foreclose on the intellectual property of the subsidiary, which may result in a default under our agreements with QPRC Finance, QFL and QF3 and, even if a default is not claimed, QPRC Finance or QF3 may not provide financing for us;

●	the results or anticipated results of litigation by or against us;

●	the anticipated or actual results of our operations;

●	events or conditions relating to the enforcement of intellectual property rights generally;

●	changes in market valuations of other intellectual property marketing companies;

●	any discrepancy between anticipated or projected results and actual results of our operations;

●	the market’s perception or our ability to continue to make our filings with the SEC in a timely manner;

●	actions by third parties to either sell or purchase stock in quantities which would have a significant effect on our stock price; and

●	other matters not within our control.

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

Stockholders of Record

As of March 15, 2026, we had 408 record holders of our common stock.

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

Securities Authorized for Issuance under Equity Compensation Agreements

The following table gives information concerning common stock that may be issued upon the exercise of options granted to certain officers, directors and consultants under their respective individual compensation agreements with us as of December 31, 2025.

Equity Compensation Agreements Information
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (#)	Weighted average exercise price of outstanding options, warrants, and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding outstanding options and warrants) (#)
As of December 31, 2025
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders	1,500,000	3.00	1,760,000
Total	1,500,000	$3.00	1,760,000

Recent Sales of Unregistered Securities

We did not sell any unregistered securities during the year ended December 31, 2025.

ITEM 6. [RESERVED]

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our consolidated audited financial statements and related notes included elsewhere in this annual report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements” and “Risk Factors.” Our actual results could differ materially from those anticipated in the forward-looking statements.

Overview

Our principal operations include the development, acquisition, licensing and enforcement of intellectual property rights that are either owned or controlled by us or one of our wholly owned subsidiaries. We currently own, control or manage twenty-four intellectual property portfolios, of which we are currently seeking or may seek monetization with respect to seven, which principally consist of patent rights. As part of our intellectual property asset management activities and in the ordinary course of our business, it has been necessary for either us or the intellectual property owner who we represent to initiate, and it is likely to continue to be necessary to initiate patent infringement lawsuits and engage in patent infringement litigation. We anticipate that our primary source of revenue will come from the grant of licenses to use our intellectual property, including licenses granted as part of the settlement of patent infringement lawsuits.

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

We seek to generate revenue from patent licensing fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. For the year ended December 31, 2025 we did not generate any such revenue. All of the revenue for the year ended December 31, 2024 was from patent licensing fees, of which approximately 84%, respectively, was paid to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

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

Agreements with QPRC Finance

On April 11, 2025, we and our newly-formed wholly-owned subsidiary, MR, entered into a series of agreements, all dated April 11, 2025, with QPRC Finance. The agreements are (i) the QPRC Finance Purchase Agreement, (iii) the Security Agreement, the QPRC Finance Patent Security Agreement, (iv) the Subordination Agreement, (v) the Letter of Instructions to Fabricant LLP, the law firm that is to represent MR in the litigation relating to the monetization of the patents to be purchased with the proceeds of the financing from QPRC Finance (the “Law Firm”) as to the disposition of any funds generated from the proceeds of the financing, (the “Letter of Instructions”), (vi) the Waterfall Agreement.

Pursuant to the Purchase Agreement, QPRC Finance agreed to make available to the Company a financing facility of: (a) up to $3,000,000 for operating expenses, of which approximately $1,500,000 has been drawn down as of December 31, 2025; (b) up to $9,000,000 to fund the purchase by MR of certain patent assets from Monterey pursuant to the Monterey Agreement and (c) up to $7,500,000 for patent enforcement costs, including legal fees subject to budget limitations to be agreed upon, of which approximately $4,054,000 was drawn down during the year ended December 31, 2025. In return, the Company transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents.

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

Pursuant to the Purchase Agreement with QF3, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which no amounts have been requested or received as of December 31, 2025; (b) up to $4,334,000 for operating expenses, of which the we have requested and received $4,334,000 as of December 31, 2025; and (iii) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing.

On February 22, 2021, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL made available to us a total of $6,402,000, consisting of (a) $2,653,000 for the acquisition of mutually agreed patent rights that we intended to monetize; (b) $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. On May 2, 2024 the funding agreement with QFL was amended and restated to terminate QFL’s funding obligation. During the year ended December 31, 2024 we repaid the full outstanding principal balance of $1,525,502. No further advances are to be made pursuant to the Purchase Agreement. In connection with the QFL purchase agreement, we granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and we regained compliance on May 7, 2021. We granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments to be paid by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquire by us are received, or to be received.

Contemporaneously with the execution of the agreements with QFL, we entered into a restructure agreement with Intelligent Partners to eliminate any obligations we had with respect to the outstanding notes and the securities purchase agreement. As part of the restructure of our agreements with Intelligent Partners, we amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire. Under these MPAs, Intelligent Partners receives a 60% interest in the proceeds from our intellectual property owned by the eight Subsidiary Guarantors. Intelligent Partners also participates in the monetization proceeds from new intellectual property that we acquire until the total payments under all the monetization participation agreements equal $2,805,000, as follows: for net proceeds between $0 and $1,000,000, Intelligent Partners receives 10% of the net proceeds realized from new patents, except that if, in any calendar quarter, net proceeds realized by us exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. The payments with respect to the new patents terminate once total payments to Intelligent Partners under all monetization participation agreements reach $2,805,000. The payments to Intellectual Partners with respect new patents are payable from the proceeds which are allocated to us under the QFL and QF3 agreements, which start after QFL and QF3 have received a negotiated rate of return. In connection with the restructure agreement with Intelligent Partners, we entered into a board observation rights agreement with Intelligent Partners. On April 17, 2025, Intelligent Partners notified us that it plans to exercise its rights under the board observation rights agreement.

Current Litigation and Settlements

In November 2021, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Trend Micro Incorporated. In March 2022, Trend Micro, Inc. filed a complaint against TLL in the U.S. District for the Western District of Texas seeking declaratory judgement of non-infringement of the patents subject to the litigation. In February 2022, TLL brought patent infringement suits in the U.S. District Court for the Eastern District of Texas against Checkpoint Software Technologies Ltd. and Palo Alto Networks, Inc. In March 2022, TLL voluntarily dismissed, without prejudice, the action against Palo Alto Networks, Inc. In March 2022, Palo Alto Networks, Inc. filed a complaint against TLL and the Company in the U.S. District for the Southern District of New York seeking declaratory judgement of non-infringement of the patents in suit. In May 2022, Trend Micro Inc. filed a motion with the Panel on Multidistrict Litigation seeking to have the pending actions consolidated into a centralized multidistrict litigation for pretrial proceedings. In August 2022, the Judicial Panel on Multidistrict Litigation consolidated all actions in the U.S. District for the Eastern District of Texas. In October 2022, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Fortinet, Inc., Crowdstrike, Inc. et.al., and Musarubra US, LLC. The actions against Trend Micro Incorporated, Checkpoint Software Technologies Ltd, Palo Alto Networks, Inc. and Crowdstrike, Inc. were resolved in 2023 and our revenue for the year ended December 31, 2023 includes revenue from the related settlements. In February 2024, TLL brought patent infringement suits in the U.S. District for the Eastern District of Texas against Sonicwall, Inc. The actions against Fortinet, Inc., Musarubra US LLC, and Sonicwall Inc. have been resolved and revenue for the year ended December 31, 2024 includes revenue from the related settlements.

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

In February 2024, Harbor Island Dynamic brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al. (“Samsung”). In August 2024, Harbor Island Dynamic brought a patent infringement suit in the U.S. District for the Eastern District of Texas against NXP Semiconductors NV et. al. Samsung’s 2024 petitions for review were granted in April 2025. These actions are pending.

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

In August 2025, MR brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Texas Instruments, Inc.

In December 2025, Koyo brought patent infringement suits in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al.

The actions by MR and Koyo are pending.

Results of Operations

The years ended December 31, 2025 and 2024:

	Year Ended December 31,
	2025	2024
Revenues (patent licensing fees)	$-	$2,795,000
Cost of revenue (litigation and licensing expenses)	4,071,216	1,844,089
Selling, general and administrative expenses	3,618,068	2,797,380
Loss from operations	(7,689,284)	(1,846,469)

Other income (expense)
Change in fair market value of warrant liability	(102,328)	164,679
Interest expense	(699,896)	(689,861)
Total other income (expense)	(802,224)	(525,182)

Loss before income tax	(8,491,508)	(2,371,651)

Income tax expense	-	(100,000)

Net loss	$(8,491,508)	$(2,471,651)

We did not generate any revenue for the year ended December 31, 2025. For the year ended December 31, 2024 we generated revenue of approximately $2,795,000. Our revenue for the year ended December 31, 2024 was generated from licenses issued in the settlement of patent infringement lawsuits in the TLL, Deepwell, and Multimodal Media portfolios. Since we only generate revenue from litigation seeking to monetize our intellectual property rights, although we had pending litigation with respect to three portfolios in 2025, none of such actions were concluded during 2025, as a result of which we did not generate any revenue during 2025. Cost of revenue for the years ended December 31, 2025 and 2024 was approximately $4,071,000 and $1,844,000, respectively. The substantial increase in cost of revenues is primarily due to increased litigation and licensing expenses associated with the MR portfolio which were funded from advances to fund litigation pursuant to the QPRC Finance financings. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners all of whom have an interest in our share of the recovery from certain patent portfolios.

Selling, general, and administrative expenses for the year ended December 31, 2025 increased by approximately $821,000, or approximately 29%, compared to the year ended December 31, 2024. The increase is primarily due to an increase in amortization of intangible assets of approximately $1,172,000 offset by a decrease in compensation expense of approximately $329,000. Our principal operating expenses for the year ended December 31, 2025 were compensation expenses of approximately $720,000, amortization of intangible assets of approximately $1,808,000 and professional fees of approximately $600,000. Our principal operating expenses for the year ended December 31, 2024 were compensation expenses of approximately $994,000, amortization of intangible assets of approximately $636,000 and professional fees of approximately $541,000. The increase in amortization of intangible assets reflects the amortization of intellectual property rights acquired by us in 2024 and 2025.

Other income and expense for the year ended December 31, 2025 included a loss on change in fair value of warrant liability of approximately $102,000. Other income and expense for the year ended December 31, 2024 included a gain on change in fair value of warrant liability of approximately $165,000. The fair value of the warrant liability is affected by the price of our common stock, so the liability increases as the stock price goes up, resulting in an expense, and decreases as the stock price goes down resulting in income from change in warrant liability. Other expense also reflects interest expense of approximately $700,000 for the year ended December 31, 2025 and approximately $690,000 for the year ended December 31, 2024. The interest expense primarily reflects the accrued interest on the principal amount of QF3 facilities.

We incurred income tax expense of $0 and $100,000 for the years ended December 31, 2025 and 2024, respectively.

As a result of the foregoing, we realized net loss of approximately $8,492,000, or ($1.59) per share (basic and diluted), for the year ended December 31, 2025, compared to net loss of approximately $2,472,000, or ($0.46) per share (basic and diluted), for the year ended December 31, 2024.

Liquidity and Capital Resources

At December 31, 2025, we had current assets of approximately $207,000, and current liabilities of approximately $27,427,000. Our current liabilities include funding liabilities of approximately $22,264,000 of which approximately $7,634,000 is payable to QF3, a non-interest bearing total monetization proceeds obligation (the “TMPO”) to Intelligent Partners under the Restructure Agreement which is only payable from money generated from the monetization of intellectual property and approximately $14,629,000 payable to QPRC Finance which is non-interest bearing and only payable from the net proceeds from monetization, if any, of the patent rights owed or acquired by us, loans payable of approximately $138,000, accounts payable and accrued liabilities of approximately $122,000, warrant liability of approximately $219,000, and accrued interest of approximately $1,887,000. As of December 31, 2025, we have an accumulated deficit of approximately $34,874,000 and a negative working capital of approximately $27,220,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses and legal fees, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the years ended December 31, 2025 and 2024:

	For the Year Ended December 31,
	2025	2024
Cash flows (used) in operating activities	$(5,918,552)	$(390,340)
Cash flows (used) in investing activities	(9,000,000)	-
Cash flows from financing activities	14,629,135	308,879
Net decrease in cash	(289,417)	(81,461)
Cash at beginning of year	482,023	563,484
Cash at end of year	$192,606	$482,023

For the year ended December 31, 2025, cash flows used in operating activities primarily reflects the net loss of $8,491,508, increased by amortization of intangible assets of $1,807,987 and accrued interest of $691,126, offset by a decrease in accounts payable and accrued liabilities of $34,097. For the year ended December 31, 2024, cash flows used in operating activities primarily reflects the net loss of $2,471,651, increased by a reduction in accounts receivable of $3,007,044 and amortization of intangible assets of $636,353, offset by a decrease in accounts payable and accrued liabilities of $1,518,662.

During the year ended December 31, 2025 cash flows used in investing activities reflects the patents acquired from Monterey. During the year ended December 31, 2024 there was no cash flow from investing activities.

Cash flows provided by financing activities for the year ended December 31, 2025 was approximately $14,629,000 representing fundings by QPRC Finance and QF3. Cash flows provided by financing activities for the year ended December 31, 2024 was approximately $309,000 representing approximately $1,834,000 from funding by QF3, offset by payment of a funding liability to QFL of approximately $1,526,000.

We cannot assure you that we will be successful in generating future revenues, in obtaining any third-party funding in connection with any of our intellectual property portfolios or operating expenses or that we will receive any of the proceeds of any litigation settlements after making all required payments to counsel and funding sources and payments to Intelligent Partners, operating expenses, debt or equity financing or that and debt or equity financing will be available on terms acceptable to us. We have no credit facilities. Although our agreement with QF3 provides for QF3 to provide us with funding to acquire intellectual property rights, subject to QF3’s approval, it does not provide for financing the litigation necessary for the monetization of the intellectual property rights and we cannot assure you that it will provide financing for any intellectual property acquisition. We do not have any credit facilities or any arrangements for us to finance the litigation necessary to monetize our intellectual property rights other than contingent fee arrangements with counsel with respect to our pending litigation and our agreement with QPRC finance. If we do not secure contingent representation or obtain litigation financing, we may be unable to monetize our intellectual property.

We cannot predict the success of any pending or future litigation. Typically, our agreements with the funding sources provide that the funding sources will participate in any recovery which is generated. We believe that our financial condition, our history of losses and negative cash flow from operations, absence of revenue for 2025 and our low stock price make it difficult for us to raise funds in the debt or equity markets.

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

Intangible Assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives whichever is shorter. In determining the relevant useful lives the Company considers several factors including the age of the acquired patent portfolio, the statutory lives of the patents acquired, whether the Company has already identified potential litigation under the patent portfolio, and the expected timeline to monetize the asset.

Intangible assets are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. In determining whether a trigger event has occurred, the Company contemplates several factors including the status and stage of litigation, whether a portfolio has received any unfavorable litigation outcomes determined to final and non-appealable, changes in legal factors or market conditions for patent assets, and whether the ultimate costs to continue to litigate a patent would exceed potential returns. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

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

Since the intellectual property rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company’s subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized at a point in time, upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30 to 90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. The Company does not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

Recent Accounting Pronouncements

See Note 2 of the Consolidated Financial Statements in Item 8, Financial Statements and Supplementary Data, of this report.

Going Concern

We have an accumulated deficit of approximately $34,874,000 and negative working capital of approximately $27,220,000 as of December 31, 2025. Because of our history of losses, including the lack of any revenue for the year ended December 31, 2025, our working capital deficiency, the uncertainty of future revenue, our obligations to QPRC Finance, Intelligent Partners and QF3, the low stock price of our common stock and the absence of an active trading market in our common stock, our ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from our failure to meet the continued listing requirements of the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Our revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of our intellectual property rights and the amount and timing of revenue is dependent upon the success of litigation seeking to enforce the Company’s intellectual property rights. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce our intellectual property rights, the terms and availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2025, the end of the period covered by this Annual Report on Form 10-K. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and acting chief financial officer, who is the same person and our sole full-time employee. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and acting chief financial officer concluded that, due to our very limited staff, our disclosure controls were not effective as of December 31, 2025, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act. Our management is also required to assess and report on the effectiveness of our internal control over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”). Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2024. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework. During our assessment of the effectiveness of internal control over financial reporting as of December 31, 2025, management identified material weaknesses related to (i) inadequate levels of review of the financial statements and (ii) a lack of segregation of duties within accounting functions. Therefore, our internal controls over financial reporting were not effective as of December 31, 2025.

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

Changes in Internal Control over Financial Reporting

During the period ended December 31, 2025, there was no change in our internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents information with respect to our officers and directors:

Name	Age	Position(s)
Jon C. Scahill	49	Chief executive officer, president, acting chief financial officer, secretary and director
Timothy J. Scahill	58	Chief technology officer and director
Dr. William Ryall Carroll	50	Director

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

ITEM 11. EXECUTIVE COMPENSATION

The following summary compensation table sets forth information concerning compensation for services rendered in all capacities during the years ended December 31, 2025 and 2024, earned by or paid to our executive officers.

Name & Principal Position	Year	Salary	Bonus Awards	Stock Awards	Options/ Warrant Awards	Non-Equity Plan Compensation	Nonqualified Deferred Earnings	All Other Compensation (1)	Total
Jon C. Scahill,	2025	600,000	—	$—	$—	$—	$—	$70,000	$670,000
CEO and President	2024	$600,000	$—	$—	$—	$—	$—	$69,000	$669,000
Timothy J. Scahill	2025	$60,000	$—	$—	$—	$—	$—	$7,000	$67,000
Chief Technology Officer	2024	$60,000	$—	$—	$—	$—	$—	$6,900	$66,900

(1)	Represents the payments made by the Company under the SEP IRA.

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

Pension Benefits

In March 2020, we adopted a SEP IRA plan for our employees pursuant to which we deposit into a SEP IRA account of each of our participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP presented to and reviewed by the directors of this Corporation. For the year ending December 31, 2025 the percentage was set at 12%. Our Chief Executive Officer and Chief Technology Officer, who are our only employees, are covered by the plan.

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

The Company’s chairman of the board holds outstanding options to purchase 600,000 shares which options expire February 22, 2031. An option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share is currently exercisable. An options to purchase 200,000 shares of common stock at $3.00 per share becomes exercisable on the first day on which we file with the SEC a Form 10-K or Form 10-Q which reports stockholders’ equity of at least $5,000,000, and an options to purchase 200,000 shares of common stock at an exercise price of $5.00 per share becomes exercisable on the date on which our common stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange. We did not recognize an option expense with respect to these options during the year ended December 31, 2025 or 2024.

Pursuant to consulting agreements, we granted options to purchase a total of 900,000 shares of common stock which expire on February 21, 2031. Option to purchase 300,000 shares of common stock at $1.00 per share, 100,000 shares at $3.00 per share and 100,000 shares at $5.00 per share are currently exercisable. Option to purchase 200,000 shares at an exercise price of $3.00 per share, become exercisable on the first day on which we file with the SEC a Form 10-K or Form 10-Q which reports stockholders’ equity of at least $5,000,000 and options to purchase 200,000 shares at an exercise price of $5.00 per share become exercisable on the date on which the common stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange. The Company recognized option expense of approximately $0 and $6,000 for the years ended December 31, 2025 and 2024, respectively, with respect to these options.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information as to the outstanding equity awards granted to and held by the officers named in the Summary Compensation Table as of December 31, 2025.

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

Directors’ Compensation

We do not have any agreements or formal plan for compensating our directors for their service in their capacity as directors, although our board has, and may in the future, award stock grants or options to purchase shares of common stock to our directors. None of our directors received compensation during 2025.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information as to shares of common stock beneficially owned as of March 15, 2026 by:

●	Each director;

●	Each current officer named in the summary compensation table;

●	Each person owning of record or known by us, based on information provided to us by the persons named below, at least 5% of our common stock; and

●	All directors and officers as a group.

For purposes of the following table, “beneficial ownership” means the sole or shared power to vote, or to direct the voting of, a security, or sole or shared investment power with respect to a security, or any combination thereof, and the right to acquire such power (for example, through the exercise of warrants granted by us) within 60 days of March 15, 2026.

Name and Address (1) of Beneficial Owner	Amount and Nature of Beneficial Ownership	% of Class
Jon C. Scahill(2)	1,600,000	28.9%
Andrew C. Fitton(3)	674,074	12.6%
Michael R. Carper(4)	288,889	5.4%
Dr. William Ryall Carroll	154,846	2.9%
Timothy J. Scahill	151,050	2.8%
All officers and directors as a group (four individuals)	1,905,896	34.6%

(1)	The address of Jon C. Scahill, Dr. Carroll, Timothy J. Scahill and Ryan T. Logue is c/o Quest Patent Research Corporation, 411 Theodore Fremd Ave., Suite 206S, Rye, New York 10580-1411.

(2)	Represents (a) 1,400,000 shares owned by Mr. Scahill and (b) 200,000 shares issuable upon exercise of options held by Mr. Scahill.

(3)	Represents (a) 674,074 shares of common stock owned by Mr. Fitton.

(4)	Represents (a) 288,889 shares of common stock owned by Mr. Carper.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Related Transactions

Reference is made to the discussion of our agreements with Intelligent Partners, Mr. Fitton and Mr. Carper under “Item 1. Business – Agreements with Intelligent Partners.”

During 2025, we contracted with a law firm more than 10 percent owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of our patent portfolio. In connection with the engagement, we recorded sales, general and administrative expenses of approximately $198,000 and $131,000 for the years ended December 31, 2025 and 2024, respectively.

During 2025 and 2024, we contracted with a law firm more than 10% owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of our patents in matters where the firm is serving as counsel to us. In connection with the engagement, we recorded litigation and licensing expenses of approximately $4,054,000 and $1,163,000 for the years ended December 31, 2025 and 2024, respectively. Since the services are on a contingent fee basis, no fees are incurred unless there is a recovery. In prior periods, we engaged a firm at which the father-in-law of the chief executive officer was formerly a partner. Because his interest in the prior firm was less than 10%, the prior firm was not considered a related party in prior periods.

Director Independence

Dr. Carroll is an “independent” director based on the definition of independence in the listing standards of the NYSE.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our independent accountants, Rosenberg Rich Baker Berman P.A. (“RRBB”) for 2025 and 2024 for the categories of services indicated.

	Fiscal Year Ended December 31,
	2025	2024
Audit fees – RRBB	$100,000	$100,000
Audit – related fees	—	—
Tax fees	—	—

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

ITEM 15. EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Company.(5)
3.2	Bylaws of the Company. (3)
4.1	Description of Securities
10.1	Restated Employment Agreement dated as of November 30, 2014 between the Company and Jon C. Scahill. (1)
10.2	Restricted Stock Grant dated October 30, 2014 between the Company and Jon C. Scahill. (1)
10.3	Form of warrant issued to former officers and directors. (1)
10.4	Form of warrant issued to Mr. Jon C. Scahill. (1)
10.5	Indemnification agreement, dated December 8, 2014 between the Company and Jon C. Scahill. (4)
10.6	Indemnification agreement, dated December 8, 2014 between the Company and Timothy J. Scahill. (4)
10.7	Indemnification agreement, dated December 8, 2014 between the Company and Dr. William Ryall Carroll. (4)
10.8	Indemnification agreement, dated February 19, 2021 between the Company and Ryan T. Logue (10)
10.9	Patent Sale Agreement, effective July 8, 2015 between Intellectual Ventures Assets 16 LLC and the Company.(2)
10.10	2017 Equity Incentive Plan(6)
10.11	Purchase Agreement dated February 19, 2021 among the Company and QPRC Finance LLC (7) †
10.12	Ex. A to Purchase Agreement – Security Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)†
10.13	Ex. B to Purchase Agreement – Subsidiary Continuing Guaranty Agreement dated February 19, 2021 among Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.14	Ex. C to Purchase Agreement – Subsidiary Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and QPRC Finance LLC. (7)
10.15	Ex. D to Purchase Agreement – Warrant Issuance Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.16	Ex. E to Purchase Agreement – Board Observation Rights Agreement dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.17	Registration Rights Agreement – dated February 19, 2021 among the Company and QPRC Finance LLC. (7)
10.18	Form of Warrant – dated February 19, 2021 among the Company and QPRC Finance LLC (7)
10.19	Restructure Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.20	Ex. A to Restructure Agreement - Stock Purchase Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.21	Ex. B to Restructure Agreement - Option Grant dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.22	Ex. C to Restructure Agreement - Amended and Restated Pledge Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.23	Ex. D to Restructure Agreement - Amended and Restated Registration Rights Agreement dated February 19, 2021 among the Company, Intelligent Partners LLC, Andrew Fitton and Michael Carper. (7)
10.24	Ex. E to Restructure Agreement - Board Observation Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.25	Ex. F to Restructure Agreement - Amended and Restated MPA-CP dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation and Intelligent Partners LLC. (7)
10.26	Ex. G to Restructure Agreement - Amended and Restated MPA-CXT dated February 19, 2021 among CXT Systems, Inc. and Intelligent Partners LLC. (7)
10.27	Ex. H to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among M-RED Inc. and Intelligent Partners LLC. (7)
10.28	Ex. I to Restructure Agreement - Monetization Proceeds Agreement dated February 19, 2021 among Audio Messaging Inc. and Intelligent Partners LLC. (7)

10.29	Ex. J to Restructure Agreement - Amended and Restated 2015 Patent Proceeds Security Agreement dated February 19, 2021 among the Company, Quest Licensing Corporation, Mariner IC Inc., Semcon IP Inc., IC Kinetics Inc., Quest NetTech Corporation, CXT Systems, Inc., M-Red Inc., Audio Messaging Inc. and Intelligent Partners LLC. (7)
10.30	Ex. K to Restructure Agreement - MPA-NA dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.31	Ex. L to Restructure Agreement - MPA-NA Security Interest Agreement dated February 19, 2021 among the Company and Intelligent Partners LLC. (7)
10.32	Form of Consulting Agreement (8)
10.33	Form of Restricted Stock Agreement (8)
10.34	Form of Option Agreement (8)
10.35	Purchase Agreement dated March 12, 2023 among the Company and QPRC Finance III LLC (9) †
10.36	Amended and Restated Prepaid Forward Purchase Agreement among the Company, certain subsidiaries and QPRC Finance LLC (11)
10.37	Prepaid forward purchase agreement dated April 11, 2025, by and among the Company, MR Licensing LLC (“MR”), QPRC Corporate Finance Alpha LLC and QPRC Corporate Finance Bravo LLC (collectively, “QPRC Finance”), including as exhibits, the Security Agreement between the Company, MR and QPRC Finance, the Patent Security Agreement between the Company, MR and QPRC Finance, the Irrevocable Letter of Instructions from the Company and MR; and the Waterfall Agreement among the Company, MR, QPRC Finance and Fabricant LLP.(12)
31.1	Certification of Chief Executive Officer and Acting Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.(13).
32.1	Section 1350 Certification of the Chief Executive Officer and Acting Chief Financial Officer.(13).
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

(1)	Incorporated by reference to the Form 10-K for the year ended December 31, 2012, which was filed by the Company on December 15, 2014.

(2)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on October 28, 2015 and incorporated herein by reference.

(3)	Filed as an exhibit to the Company’s Form 10-K, for the year ended December 31, 2013, which was filed with the SEC on April 10, 2015.

(4)	Filed as exhibit to Amendment No. 1 to the Company’s registration statement on Form S-1, which was filed with the SEC on February 3, 2016, and incorporated herein by reference.

(5)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on January 26, 2016 and incorporated herein by reference.

(6)	Incorporated by reference to the Form 10-K for the year ended December 31, 2017, which was filed by the Company on April 2, 2018.

(7)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on February 24, 2021 and incorporated herein by reference.

(8)	Incorporated by reference to the Form 10-K for the year ended December 31, 2020, which was filed by the Company on April 15, 2021.

(9)	Filed as an exhibit to the Company’s Form 8-K, which was filed with the SEC on March 16, 2023 and incorporated herein by reference.

(10)	Incorporated by reference to the Form 10-K for the year ended December 31, 2022 which was filed on March 31, 2023.

(11)	Incorporated by reference to the Form 10-K for the year ended December 31, 2024 which was filed with the SEC on March 25, 2025.

(12)	Incorporated by reference to the Form 8-K which was filed with the SEC on April 23, 2025

(13)	Filed herewith

†	Certain confidential information has been deleted from this Exhibit.

ITEM 16. FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 30, 2026

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

Signature	Title	Date

/s/ Jon C. Scahill	Director, Chief Executive Officer,	March 30, 2026
Jon C. Scahill	Acting Chief Financial Officer, and President
(Principal Executive, Financial and Accounting Officer)

/s/ Timothy J. Scahill	Director	March 30, 2026
Timothy J. Scahill

/s/ Dr. William Ryall Carroll	Director	March 30, 2026
Dr. William Ryall Carroll

QUEST PATENT RESEARCH CORPORATION

DECEMBER 31, 2024

Report of Independent Registered Public Accounting Firm

To the Board of Directors and

Stockholders of Quest Patent Research Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Quest Patent Research Corporation and its subsidiaries (the Company) as of December 31, 2025 and 2024, and the related consolidated statements of operations, changes in stockholders’ deficit, and cash flows for the years then ended, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

Somerset, New Jersey

March 30, 2026

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,
	2025	2024

ASSETS
Current assets
Cash and cash equivalents	$192,606	$482,023
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	8,251	8,251
Other current assets	6,399	12,011
Total current assets	207,256	502,285

Patents, net of accumulated amortization of $4,856,737 and $3,048,750, respectively	10,230,263	3,038,250
Total assets	$10,437,519	$3,540,535

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities ($10,000 and $11,041 due to related parties, respectively)	121,938	156,033
Loans payable	138,000	138,000
Funding liability	22,263,516	7,634,381
Loan payable - related party	2,796,500	2,796,500
Warrant liability	219,458	117,130
Accrued interest	1,887,441	1,196,317
Total current liabilities	27,426,853	12,038,361

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	27,630,518	12,242,026

Commitments and contingencies (Note 11)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at December 31, 2025 and 2024; 5,331,973 shares issued and outstanding at December 31, 2025 and 2024	160	160
Additional paid-in capital	17,680,793	17,680,793
Accumulated deficit	(34,874,180)	(26,382,672)
Total Quest Patent Research Corporation stockholders’ deficit	(17,193,227)	(8,701,719)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(17,192,999)	(8,701,491)
Total liabilities and stockholders’ deficit	$10,437,519	$3,540,535

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2025	2024
Revenues
Patent licensing fees	$-	$2,795,000
Cost of revenue
Litigation and licensing expenses	4,071,216	1,844,089
Gross (loss) margin	(4,071,216)	950,911

Operating expenses
Selling, general and administrative expenses	3,618,068	2,797,380
Total operating expenses	3,618,068	2,797,380

Loss from operations	(7,689,284)	(1,846,469)

Other income (expense)
Change in fair market value of warrant liability	(102,328)	164,679
Interest expense	(699,896)	(689,861)
Total other income (expense)	(802,224)	(525,182)

Loss before income tax	(8,491,508)	(2,371,651)

Income tax expense	-	(100,000)

Net loss	$(8,491,508)	$(2,471,651)

Loss per share - basic and diluted	$(1.59)	$(0.46)

Weighted average shares outstanding - basic and diluted	5,331,973	5,331,973

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

			Additional		Non- controlling	Total
	Common Stock		Paid-In	Accumulated	Interest in	Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of December 31, 2023	5,331,973	160	17,674,985	(23,911,021)	228	(6,235,648)
Stock-based compensation	—	—	5,808	—	—	5,808
Net loss	—	—	—	(2,471,651)	—	(2,471,651)
Balances as of December 31, 2024	5,331,973	$160	$17,680,793	$(26,382,672)	$228	$(8,701,491)
Net loss	—	—	—	(8,491,508)	—	(8,491,508)
Balances as of December 31, 2025	5,331,973	$160	$17,680,793	$(34,874,180)	$228	$(17,192,999)

See the accompanying notes to the consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2025	2024
Cash flows from operating activities:
Net loss	$(8,491,508)	$(2,471,651)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair market value of warrant liability	102,328	(164,679)
Stock-based compensation	-	5,808
Amortization of intangible assets	1,807,987	636,353

Change in operating assets and liabilities:
Accounts receivable	-	3,007,044
Accrued interest	691,126	99,337
Other current assets	5,612	16,110
Accounts payable and accrued liabilities	(34,097)	(1,518,662)
Net cash used in operating activities	(5,918,552)	(390,340)

Cash flows from investing activities:
Purchase of intangible assets	(9,000,000)	-
Net cash used in investing activities	(9,000,000)	-

Cash flows from financing activities:
Proceeds from funding liability	14,629,135	1,834,381
Payment of funding liability	-	(1,525,502)
Net cash provided by financing activities	14,629,135	308,879

Net decrease in cash and cash equivalents	(289,417)	(81,461)

Cash and cash equivalents at beginning of year	482,023	563,484

Cash and cash equivalents at end of year	$192,606	$482,023

Non-cash investing and financing activities:
Interest added to principal	$5,625	$5,640

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$0	$100,000
Interest	$8,772	$486,320

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries, a number of which are inactive, as of December 31, 2025 and 2024.

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

Echo Bay LLC (“Echo”) (wholly owned)

Significant intercompany transactions and balances have been eliminated in consolidation.

The non-controlling interests are presented in the audited consolidated balance sheets, separately from equity attributable to the shareholders of the Company. During the years ended December 31, 2025 and 2024, none of the Company’s net income or loss was attributable to non-controlling interests.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of December 31, 2025 and 2024.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated credit losses. The Company records an allowance for credit losses in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for credit losses at December 31, 2025 and 2024.

Intangible Assets

Intangible assets consist of patents which are amortized using the straight-line method over their estimated useful lives or statutory lives whichever is shorter. In determining the relevant useful lives the Company considers several factors including the age of the acquired patent portfolio, the statutory lives of the patents acquired, whether the Company has already identified potential litigation under the patent portfolio, and the expected timeline to monetize the asset.

Intangible assets are reviewed for impairment upon any triggering event that may give rise to the assets ultimate recoverability as prescribed under the guidance related to impairment of long-lived assets. In determining whether a trigger event has occurred, the Company contemplates several factors including the status and stage of litigation, whether a portfolio has received any unfavorable litigation outcomes determined to final and non-appealable, changes in legal factors or market conditions for patent assets, and whether the ultimate costs to continue to litigate a patent would exceed potential returns. In the event that management decides to no longer allocate resources to a patent portfolio, an impairment loss equal to the remaining carrying value of the asset is recorded. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

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

There were no impairments of long-lived assets for the year ended December 31, 2025 and 2024.

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

Since the acquired intellectual property rights are not individually distinct, the Company combined each individual IP right in the contract into a bundle of IP rights that is distinct, and accounted for all of the intellectual property rights promised in the contract as a single performance obligation. The intellectual property rights granted were “functional IP rights” that have significant standalone functionality. The Company’s subsequent activities do not substantively change that functionality and do not significantly affect the utility of the IP to which the licensee has rights. The Company’s subsidiaries have no further obligation with respect to the grant of intellectual property rights, including no express or implied obligation to maintain or upgrade the technology, or provide future support or services. The contracts provide for the grant (i.e., transfer of control) of the licenses, covenants-not-to-sue, releases, and other significant deliverables upon execution of the contract. Licensees legally obtain control of the intellectual property rights upon execution of the contract. As such, the earnings process is complete and revenue is recognized, at a point in time, upon the execution of the contract, when collectability is probable and all other revenue recognition criteria have been met. Revenue contracts generally provide for payment of contractual amounts within 30 to 90 days of execution of the contract. Contractual payments made by licensees are generally non-refundable. The Company does not have any significant payment terms, as payment is received shortly after goods are delivered or services are provided, therefore there is no significant financing component or consideration payable to the customer in these transactions.

The Company’s revenue for the year ended December 31, 2024 was generated from licenses pursuant to the settlement of patent infringement lawsuits.

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

The Company also follows the guidance related to accounting for income tax uncertainties. In accounting for uncertainty in income taxes, the Company recognizes the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. For tax positions meeting the more likely than not threshold, the amount recognized in the consolidated financial statements is the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the relevant tax authority. No liability for unrecognized tax benefits was recorded as of December 31, 2025 and 2024.

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

Net Loss Per Share

The Company calculates net loss per share by dividing income or losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Because the Company incurred losses for the year ended December 31, 2025, potentially dilutive securities would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share. The Company’s potentially dilutive securities include 962,463 potential shares of common stock issuable upon exercise of warrants granted to QPRC Finance LLC (“QFL”) in connection with the Purchase Agreement, described in Note 4 and 700,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants. See Notes 4, 5 and 6.

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

The Company adopted ASU 2023-09 for its financial statements for the year ended December 31, 2025 using a prospective transition method.

Recently Issued Accounting Pronouncements

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

Going Concern

The Company has an accumulated deficit of approximately $34,874,000 and negative working capital of approximately $27,220,000 as of December 31, 2025. The Company has a history of losses, including a loss of $8.5 million on no revenues for the year ended December 31, 2025, and the Company can give no assurance that it will generate revenue or net income in the future. Because of the Company’s history of losses, its working capital deficiency, the uncertainty of future revenue and the absence of revenues for 2025, its obligations to QPRC Finance, Intelligent Partners and QF3, the low stock price of the Company’s common stock and the absence of an active trading market in its common stock, the Company’s ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from the Company’s failure to meet the continued listing requirements of the OTCQB, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of its intellectual property rights and the amount and timing of revenue is dependent upon the success of litigation seeking to enforce the Company’s intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the terms and availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

	December 31,
	2025	2024
Patents	$15,087,000	$6,087,000
Less: accumulated amortization	(4,856,737)	(3,048,750)
Net value of intangible assets	$10,230,263	$3,038,250

Weighted Average Amortization Period (Years)	4.24	4.87

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at December 31, 2025 represent:

●	patents acquired in October 2021 from AI for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 11 years.

●	patents acquired in July 2022 via assignment from AI for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

●	patents acquired March 2023 from Tower for a purchase price of $3,300,000 pursuant to which the Company retains an amount equal to the purchase price plus a negotiated return and any fees out of net proceeds, as defined in the agreement, after which Tower in entitled to a percentage of further net proceeds realized, if any. The useful lives of the patents, at the date of purchase, was approximately 5-15 years.

●	patents acquired in August 2023 pursuant to an agreement with Koji Yoden for a purchase price of $30,000. The useful lives of the patents, at the date of purchase, was approximately 9-10 years.

●	patents acquired in April 2025 from Monterey Research LLC for a purchase price of $9,000,000. The useful lives of the patents, at the date of purchase, was approximately 5 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of December 31, 2025, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $1,808,000 and $636,000 for the years ended December 31, 2025 and 2024, respectively. Amortization expense is included in selling, general and administration expenses in the accompanying consolidated statement of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
2026	2,300,064
2027	2,264,786
2028	2,202,277
2029	1,997,425
Thereafter	1,465,711
Total	$10,230,263

4. SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders, whose holdings were insignificant, at December 31, 2025 and 2024, in the amount of $138,000. The loans which bear interest at 10% per annum, and are payable on demand. Accrued interest on these loans at December 31, 2025 and 2024 was approximately $337,000 and $324,000, respectively.

Funding Liabilities

The following table shows the Company’s funding liabilities to QF3and QPRC Finance at December 31, 2025 and 2024:

	December 31,
	2025	2024
Funding liability – QF3	$7,634,381	$7,634,381
Funding liability – QPRC Finance	14,629,135	-
Funding liabilities	$22,263,516	$7,634,381

Funding Liabilities - QF3

The QF3 funding liabilities at December 31, 2025 and 2024 of $7,634,381, respectively, represents the principal amount of the Company’s obligations to QF3 pursuant to a purchase agreement (“QF3 Purchase Agreement”) dated March 12, 2023 between the Company and QF3, as described below. As of December 31, 2025, the Company has made no repayments on this funding liability. The obligation to QF3 has no repayment term since the payment is due from net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of December 31, 2025 and 2024. Accrued interest related to this funding liability as of December 31, 2025 and 2024, was approximately $1,545,000 and $865,000, respectively.

On March 12, 2023, the Company and HID, entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement QF3”), a security agreement (the “QF3 Security Agreement”), a patent security agreement (the “QF3 Patent Security Agreement” together with the QF3 Security Agreement, the QF3 Patent Security Agreement, and the QF3 Purchase Agreement, the “QF3 Investment Documents”):

(i)	Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to the Company a financing facility of: (a) up to $4,334,000 for operating expenses, of which the Company has requested and received $4,334,000 as of December 31, 2025; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. (“Tower”); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which no amounts have been requested or received as of December 31, 2025. In return, the Company transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii)	On March 17, 2023, the Company used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a seven-patent portfolio from Tower (the “HID Portfolio”).

(iii)	Pursuant to the QF3 Security Agreement and QF3 Patent Security Agreement, payment of the Company’s obligations under the QF3 Purchase Agreement with QF3 are secured by (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

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

Pursuant to the Purchase Agreement, QPRC Finance agreed to make available to the Company a financing facility of: (a) up to $3,000,000 for operating expenses of which approximately $1,500,000 has been provided as of December 31, 2025; (b) up to $9,000,000 to fund the purchase by MR of certain patent assets from Monterey Research LLC (“Monterey”) pursuant to the agreement between MR and Monterey (the “Monterey Agreement”) and (c) up to $7,500,000 for patent enforcement costs, including legal fees subject to budget limitations to be agreed upon, of which approximately $4,054,000 was drawn down during the year ended December 31, 2025. In return, the Company transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents.

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

Loan Payable Related Party

The loan payable – related party at December 31, 2025 and 2024 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) due to Intelligent Partners of $2,769,500 at December 31, 2025 and 2024, pursuant to an original agreement dated February 22, 2021. The Restructure Agreement provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described above. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL and QF3 have received a negotiated rate of return.

Because of the beneficial ownership percentage of its principals, Intelligent Partners is treated as a related party.

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at December 31, 2025 and 2024 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Association (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of December 31, 2025, the Company had not made any principal payments on the loan payable. During the year ended December 31, 2025, the Company incurred $5,625 of interest expense and has accrued interest of approximately $4,700 at December 31, 2025.

Purchase Price of Patents

The purchase price of patents balance at December 31, 2025 and 2024 of $53,665 represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $53,665. The Company did not make any payments with respect to this obligation in 2025 or 2024. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate sufficient net proceeds. Pursuant to ASC 470, the Company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt was fully expensed to interest in prior periods.

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

As of December 31, 2025 and 2024, the aggregate fair value of the outstanding warrant liability was approximately $219,000 and $117,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of December 31, 2025 and 2024:

	As of December 31,
	2025	2024
Volatility	441%	383%
Exercise price	$0.54	$0.54
Risk-free interest rate	3.67%	1.37%
Expected dividends	—%	—%
Expected term	5.1	6.1

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of December 31, 2025 and 2024:

	Fair Value Measurements as of
	December 31, 2025			December 31, 2024
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	219,458	—	—	117,130
Total liabilities	$—	$—	$219,458	$—	$—	$117,130

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2023	$281,809
Gain on subsequent measurement	(164,679)
Balance at December 31, 2024	117,130
Loss on subsequent measurement	102,328
Balance at December 31, 2025	$219,458

6. STOCKHOLDERS’ EQUITY

2017 Equity Incentive Plan

Under the 2017 Equity Incentive Plan (the “Plan”) the Company can issue up to 5,000,000 shares of common stock pursuant to non-qualified stock options, restricted stock grants and other equity-based incentives. At December 31, 2025, 1,760,000 shares are available under the plan.

Issuance of Common Stock and Options

Issuances to Intelligent Partners

On February 22, 2021, pursuant to the Restructure Agreement (Note 4), Intelligent Partners and its controlling members (Fitton and Carper) agreed to extinguish the notes and Transferred Note, and terminate or amend and restate the SPA and Transaction Documents and the Company: (i) issued to Fitton and Carper, as holders of the Transferred Note, pursuant to the Stock Purchase Agreement a total of 462,963 shares of common stock at a purchase price of $0.54 per share, which purchase price was paid by the conversion and in full satisfaction of the Company’s obligation under the Transferred Note and is included in the calculation of the repurchase price of the debt; and (ii) granted Intelligent Partners, pursuant to the Option Grant, an option to purchase a total of 500,000 shares of common stock, with an exercise price of $0.54 per share which vested immediately and expired unexercised on September 30, 2025. The Company valued the purchase option at approximately $598,000 using the Black-Scholes pricing model. The Company granted Intelligent Partners, Fitton and Carper certain registration rights with respect to (i) the 500,000 shares currently owned by Fitton and Carper; (ii) the 462,963 Conversion Shares issued to Fitton and Carper, and (iii) the 500,000 shares of common stock issuable upon exercise of the option. Commencing six months from the closing date, if the shares owned by Fitton, Carper and Intelligent Partners cannot be sold pursuant to a registration statement and cannot be sold pursuant to Rule 144 without the Company being in compliance with the current public information requirements of Rule 144, if the Company is not in compliance with the current public information requirements, the Company is required to pay damages to Intelligent Partners.

Option Grants Pursuant to Consulting Agreements

Pursuant to consulting agreements, the Company granted options to purchase a total of 900,000 shares of common stock of which options expire on February 21, 2031. Option to purchase 300,000 shares of common stock at $1.00 per share, 100,000 shares at $3.00 per share and 100,000 shares at $5.00 per share are currently exercisable. Option to purchase 200,000 shares at an exercise price of $3.00 per share, become exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which reports stockholders’ equity of at least $5,000,000 and options to purchase 200,000 shares at an exercise price of $5.00 per share become exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange.

The Company recognized option expense of approximately $0 and $6,000 for the years ended December 31, 2025 and 2024, respectively, with respect to these options.

Option Grants to the Chief Executive Officer

The Company’s chairman of the board holds outstanding options to purchase 600,000 shares which expire February 22, 2031. An option to purchase 200,000 shares of common stock at an exercise price of $1.00 per share is currently exercisable. Options to purchase 200,000 shares of common stock at $3.00 becomes exercisable on the first day on which the Company files with the SEC a Form 10-K or Form 10-Q which reports stockholders’ equity of at least $5,000,000, and an options to purchase 200,000 shares of Common Stock at an exercise price of $5.00 per share becomes exercisable on the date on which the Common Stock is listed for trading on the Nasdaq Stock Market or the New York Stock Exchange. The Company did not recognize an option expense with respect to these options during the year ended December 31, 2025 or 2024.

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2023	2,000,000	2.39	1.20	5.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - December 31, 2024	2,000,000	2.39	1.20	4.80
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	(500,000)	0.54	1.20	—
Cancelled	—	—	—	—
Balance - December 31, 2025	1,500,000	3.00	1.20	5.15
Options exercisable at end of period	700,000	1.	1.20	5.15

The outstanding options do not have an intrinsic value as of December 31, 2025 and 2024.

As of December 31, 2025, there was approximately $960,000 of unrecognized compensation expense related to nonvested stock option awards that is expected to be recognized over a weighted average expected term of approximately 5.22 years.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2023	962,463	0.54	7.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - December 31, 2024	962,463	0.54	6.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - December 31, 2025	962,463	0.54	5.14

The warrants contain certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). The outstanding warrants do not have an intrinsic value as of December 31, 2025 and 2024.

7. NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation.

	December 31,
	2025	2024
Balance, beginning of year	$228	$228
Net loss attributable to non-controlling interest	—	—
Balance, end of year	$228	$228

8. INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. As of December 31, 2025, the Company has approximately $18,271,321 of federal and $5,254,691 of state loss carryforwards, which will begin to expire in 2035. Net operating loss carryovers may be subject to a limitation on their usage in future periods if the Company experiences a change in ownership as defined in Internal Revenue Code Section 382.

In assessing the realizability of deferred tax assets, Company’s management considers whether it is more likely than not that all or a portion of the Company’s deferred tax assets will be realized. The Company’s management considers all available evidence, both positive and negative, in making this assessment. Due to the Company’s history of generating losses in recent years, and the lack of objectively verifiable evidence that it will be able to generate taxable income in future years, the Company’s management has determined that a valuation allowance against the Company’s deferred tax assets is necessary. The change in the valuation allowance for the year ended December 31, 2025 is $1,458,025 and is recorded as a component of income from continuing operations.

The Company’s deferred tax assets consist of the following:

	December 31,
	2025	2024
Net operating loss carry forward	$4,106,806	$2,492,309
Intangible assets	4,054	4,907
Stock-Based Compensation	50,768	176,387
Foreign Tax Credit	-	30,000
Valuation allowance	(4,161,628)	(2,703,603)
Balance, end of year	$—	$—

Tax expense consisted primarily of the following:

	December 31,
	2025	2024
Federal	$—	$—
State	—	—
Foreign	—	100,000
Deferred	—	—
Total	$—	$100,000

The reconciliation between the effective tax rate on loss from continuing operations and the statutory rate for the year ended December 31, 2025 is as follows:

	Tax	Percentage
U.S. federal statutory rate	$(1,783,333)	21.00%
State and local income taxes, net of federal income tax effect	—	—
Foreign tax effects	—	—
Effect of changes in tax laws or rates enacted in the current period	—	—
Effect of cross-border tax laws	—	—
Tax credits	—	—
Change in valuation allowance	1,458,025	(17.17)%
Interest expense	142,899	(1.68)%
Nontaxable or nondeductible items - other	26,564	(0.31)%
Changes in unrecognized tax benefits	—	—
Deferred tax adjustment for expired stock-based compensation awards	125,619	(1.48)%
Other adjustments	30,226	(0.36)%
Total	$—
Effective tax rate	0.00%	0.00%

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

As of December 31, 2025, the Company’s management believes that it has adequately provided for its tax-related liabilities, and that no liability for unrecognized tax benefits is necessary. No significant change in the total amount of unrecognized tax benefits is expected within the next twelve months. The Company recognizes accrued interest and penalties related to unrecognized tax benefits (if any) in tax expenses, as applicable. At December 31, 2025 and 2024, the Company had no accrual for the payment of interest and penalties.

The statute of limitations for assessment of income taxes is open for tax years ending December 31, 2022 and later.

9. RELATED PARTY TRANSACTIONS

During 2023, the Company contracted with a law firm more than 10% owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of the Company’s patent portfolio. In connection with the engagement, the Company recorded patent service costs of approximately $198,000 and $139,000 for the years ended December 31, 2025 and 2024, respectively, and these were recorded as part of sales, general and administrative expenses in the accompanying Consolidated Statements of Operations. As of December 31, 2025, approximately $10,000 of such costs were payable to the related party.

During the years ended December 31, 2025 and 2024, the Company contracted with a law firm more than 10 percent owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged on a contingent fee basis and serves as escrow agent in connection with monetization of the Company’s patents in matters where the firm is serving as counsel to the Company. For the years ended December 31, 2025 and 2024, the cost of these services was approximately $4,054,000 and $1,163,000, respectively, and these are included in litigation and licensing expenses, in the Consolidated Statements of Operations. There were no amounts payable to this related party at December 31, 2025 and 2024.

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

Significant expenses within income (loss) from operations, as well as within net income, include litigation and licensing expenses and selling, general and administrative expenses, which are each presented separately on the accompanying Consolidated Statements of Operations and are provided to the CODM on a regular basis. The CODM regularly reviews these expenses to ensure costs are aligned with all agreements and to manage and maintain all contractual agreements. Other segment items within net (loss) income include change in fair value of warrant liability, interest expense, net, and income tax expense.

The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities. The CODM regularly reviews details of cash and liquid resources available to the Company. Additionally, the CODM reviews the status of the funding liability to assess if these are in line with expected amounts owed under any potential settlements.

11. COMMITMENTS AND CONTINGENCIES

Employment Agreements

Pursuant to a restated employment agreement, dated November 30, 2014, with the Company’s president and chief executive officer, the Company agreed to employ him as president and chief executive officer for a term of three years, commencing January 1, 2014, and continuing on a year-to-year basis unless terminated by either party on not less than 90 days’ notice prior to the expiration of the initial term or any one-year extension. The agreement provides for an initial annual salary of $252,000, which may be increased, but not decreased, by the board or the compensation committee, which was increased to $600,000, effective January 1, 2023. The chief executive officer is entitled to a bonus if the Company meets or exceeds performance criteria established by the compensation committee. In August 2016, the Company’s board of directors approved annual bonus compensation equal to 30% of the amount by which the Company’s consolidated income before income taxes exceeds $500,000, but, if the Company is subject to the limitation on deductibility of executive compensation pursuant to Section 162(m) of the Internal Revenue Code, the bonus cannot exceed the amount which would be deductible pursuant to Section 162(m). The chief executive’s bonus for 2025 and 2024 was approximately $0 and $334,000, respectively. The chief executive officer is also eligible to participate in any executive incentive plans which the Company may adopt.

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the years ending December 31, 2025 and 2024, the percentage was set at 12%. The Company’s chief executive officer and chief technology officer are the only participants and during the years ended December 31, 2025 and 2024, $70,000 and $69,000 was deposited into the chief executive officer’s SEP IRA account, respectively and $7,000 and $6,900 was deposited into the chief technology officer’s SEP IRA account, respectively.

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

Patent Enforcement and Other Litigation

Certain of the Company’s operating subsidiaries are engaged in litigation to enforce their patents and patent rights. In connection with these patent enforcement actions, it is possible that a defendant may request and/or a court may rule that an operating subsidiary has violated statutory authority, regulatory authority, federal rules, local court rules, or governing standards relating to the substantive or procedural aspects of such enforcement actions. In such event, a court may issue monetary sanctions against the Company or its operating subsidiaries or award attorney’s fees and/or expenses to a defendant(s), which could be material, and if required to be paid by the Company or its operating subsidiaries, could materially impair the Company’s operating results and financial position and could result in a default under the Company’s obligations to QPRC Finance and QF3. Since the operating subsidiaries do not have any assets other than the patents, and the Company does not have any available financial resources to pay any judgment which a defendant may obtain against a subsidiary, such a judgment may result in the bankruptcy of the subsidiary and/or the loss of the patents, which are the subsidiaries’ only assets.