Form 10-Q
period 2026-03-31
QUEST PATENT RESEARCH CORP
filed 2026-05-15
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2026

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,331,973 shares of common stock are issued and outstanding as of May 10, 2026.

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

Although forward-looking statements in this report reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the headings “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our report on Form 10-K for the year ended December 31, 2025, in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-Q and in other reports that we file with the SEC. You are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this report.

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

ii

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$619,861	$192,606
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	9,599	8,251
Other current assets	26,007	6,399
Total current assets	655,467	207,256

Patents, net of accumulated amortization of $5,429,395 and $4,856,737, respectively	9,657,605	10,230,263
Total assets	$10,313,072	$10,437,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities ($32,640 and $10,000 due to related parties, respectively)	$248,317	$121,938
Loans payable	138,000	138,000
Funding liability	24,843,017	22,263,516
Loan payable - related party	2,796,500	2,796,500
Warrant liability	146,947	219,458
Accrued interest	2,065,962	1,887,441
Total current liabilities	30,238,743	27,426,853

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	$30,442,408	$27,630,518

Commitments and contingencies (Note 2 and Note 9)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at March 31, 2026 and December 31, 2025; 5,331,973 shares issued and outstanding at March 31, 2026 and December 31, 2025	160	160
Additional paid-in capital	17,680,793	17,680,793
Accumulated deficit	(37,810,517)	(34,874,180)
Total Quest Patent Research Corporation stockholders’ deficit	(20,129,564)	(17,193,227)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(20,129,336)	(17,192,999)
Total liabilities and stockholders’ deficit	$10,313,072	$10,437,519

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2026	2025
Revenues
Patent licensing fees	$-	$-
Cost of revenue
Litigation and licensing expenses	1,710,171	3,496
Gross loss	(1,710,171)	(3,496)

Operating expenses
Selling, general and administrative expenses	1,117,963	654,306
Total operating expenses	1,117,963	654,306
Loss from operations	(2,828,134)	(657,802)

Other expenses
Change in fair market value of warrant liability	72,511	(289)
Interest expense	(180,714)	(168,294)
Total other expenses	(108,203)	(168,583)

Loss before income tax	(2,936,337)	(826,385)

Income tax expense	—	—

Net loss	$(2,936,337)	$(826,385)

Loss per share - basic and diluted	$(0.55)	$(0.15)

Weighted average shares outstanding - basic and diluted	5,331,973	5,331,973

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2025	5,331,973	$160	$17,680,793	$(26,382,672)	$228	$(8,701,491)
Net loss	—	—	—	(826,385)	—	(826,385)
Balances as of March 31, 2025	5,331,973	$160	$17,680,793	$(27,209,057)	$228	$(9,527,876)

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2026	5,331,973	$160	$17,680,793	$(34,874,180)	$228	$(17,192,999)
Net loss	—	—	—	(2,936,337)	—	(2,936,337)
Balances as of March 31, 2026	5,331,973	$160	$17,680,793	$(37,810,517)	$228	$(20,129,336)

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(2,936,337)	$(826,385)
Adjustments to reconcile net loss to cash used in operating activities:
Change in fair market value of warrant liability	(72,511)	289
Stock-based compensation	—	—
Amortization of intangible assets	572,658	136,835

Change in operating assets and liabilities:
Accounts receivable	(1,348)	—
Accrued interest	178,522	166,106
Other current assets	(19,608)	(14,368)
Accounts payable and accrued liabilities	126,378	103,322
Net cash used in operating activities	(2,152,246)	(434,201)

Cash flows from financing activities:
Proceeds from funding liability	2,579,501	—
Net cash provided by financing activities	2,579,501	—

Net increase (decrease) in cash and cash equivalents	427,255	(434,201)

Cash and cash equivalents at beginning of period	192,606	482,023

Cash and cash equivalents at end of period	$619,861	$47,822

Non-cash investing and financing activities:
Interest added to principal	$1,387	$1,387

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$—	$—
Interest	$2,193	$2,193

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S. (GAAP) for interim financial information and with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, these interim financial statements do not include all of the information and notes required by GAAP for complete financial statements. All adjustments (consisting of normal recurring items) necessary to present fairly the Company’s consolidated financial position have been included. These interim financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s annual report on Form 10-K for the year ended December 31, 2025. Operating results for the interim periods presented herein are not necessarily indicative of the results that may be expected for any other interim period or for the entire year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of March 31, 2026.

The condensed consolidated financial statements include the Company and 24 subsidiaries, of which 8 are active and 16 are inactive. All of the active subsidiaries are wholly owned or majority owned. Significant intercompany transactions and balances have been eliminated in consolidation.

The non-controlling interests are presented in the unaudited condensed consolidated balance sheets, separately from equity attributable to the stockholders of the Company. During the three months ended March 31, 2026 and 2025, none of the Company’s net loss was attributable to non-controlling interests.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of March 31, 2026 and December 31, 2025.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for credit losses at March 31, 2026 and December 31, 2025.

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

There were no impairments of long-lived assets for the three months ended March 31, 2026 and 2025.

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

Revenue contracts executed by the Company primarily provide for the payment of contractually determined, one-time, paid-up license fees in consideration for the grant of certain intellectual property rights for patented technologies owned or controlled by the Company’s operating subsidiaries as part of the settlement of litigation commenced by the Company’s subsidiaries. Intellectual property rights granted included the following, as applicable: (i) the grant of a non-exclusive, retroactive and future license to manufacture and/or sell products covered by patented technologies, (ii) a covenant-not-to-sue, (iii) the release of the licensee from certain claims, and (iv) the dismissal of any pending litigation. The intellectual property rights granted were perpetual in nature, extending until the legal expiration date of the related patents. The individual intellectual property rights are not accounted for as separate performance obligations, as (a) the nature of the promise, within the context of the contract, is to transfer combined items to which the promised intellectual property rights are inputs and (b) the Company’s promise to transfer each individual intellectual property right described above to the customer is not separately identifiable from other promises to transfer intellectual property rights in the contract.

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

The Company did not generate any revenue during the three months ended March 31, 2026 or 2025.

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

Net Loss Per Share

The Company calculates net loss per share by dividing income or losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. Because the Company incurred losses for the for the three months ended March 31, 2026 and 2025, potentially dilutive securities would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share. The Company’s potentially dilutive securities include 962,463 potential shares of common stock issuable upon exercise of warrants granted to QPRC Finance LLC (“QFL”) in connection with the Purchase Agreement, described in Note 4 and 1,500,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants. See Notes 4, 5 and 6.

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

In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements. The guidance clarifies the current interim disclosure requirements and their applicability. The ASU is intended to address feedback from stakeholders that the current guidance is difficult to navigate. The amendments do not change the fundamental nature or expand or reduce the disclosure requirements of interim reporting. The ASU creates a comprehensive list of interim disclosures required under U.S. GAAP and incorporates a disclosure principle that requires disclosures at interim periods when an event or change that has a material effect on an entity has occurred since the previous year end. The new guidance will become effective for the Company beginning on January 1, 2028, can be adopted using either a prospective or retrospective method, and early adoption is permitted. Management is currently evaluating the impact of the new standard on the Company’s unaudited financial statements.

Going Concern

The Company has an accumulated deficit of $37,810,517 and negative working capital of $29,583,276 as of March 31, 2026. The Company has a history of losses, including a loss of $2,936,337 on no revenues for the three months ended March 31, 2026 and $8,491,508 on no revenues for the year ended December 31, 2025, and can give no assurance that it will generate income in the future. Because of the Company’s history of losses, its working capital deficiency, the uncertainty of future revenue and the absence of revenues for 2025 and the first quarter of 2026, its obligations to QPRC Finance, Intelligent Partners and QF3, the low stock price of the Company’s common stock and the absence of an active trading market in its common stock, the Company’s ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from the Company’s failure to meet the continued listing requirements of the OTCQB, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of its intellectual property rights and the amount and timing of revenue is dependent upon the success of litigation seeking to enforce the Company’s intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the terms and availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

	March 31,	December 31,
	2026	2025
Patents	$15,087,000	$15,087,000
Less: accumulated amortization	(5,429,395)	(4,856,737)
Net value of intangible assets	$9,657,605	$10,230,263

Weighted Average Amortization Period (Years)	4.02	4.24

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at March 31, 2026 represent:

●	patents acquired in October 2021 from Aawaaz Inc. (“AI”) for a purchase price of $550,000 pursuant to which the Company retains an amount equal to the purchase price plus any fees incurred out of net proceeds, as defined in the agreement, after which AI is entitled to a percentage of further net proceeds realized, if any; the useful lives of the patents, at the date of acquisition, was approximately 11 years.

●	patents acquired in July 2022 via assignment from AI for a purchase price of $92,000, the useful lives of the patents, at the date of purchase, was approximately 2-4 years.

●	patents acquired July 2022 pursuant to an agreement with Hewlett Packard Enterprise Development LP and Hewlett Packard Enterprise Company for a purchase price of $350,000. The useful lives of the patents, at the date of purchase, was approximately 2-9 years.

●	patents acquired March 2023 from Tower Semiconductor Ltd. (“Tower”) for a purchase price of $3,300,000 pursuant to which the Company retains an amount equal to the purchase price plus a negotiated return and any fees out of net proceeds, as defined in the agreement, after which Tower is entitled to a percentage of further net proceeds realized, if any. The useful lives of the patents, at the date of purchase, was approximately 5-15 years.

●	patents acquired in August 2023 pursuant to an agreement with Koji Yoden for a purchase price of $30,000. The useful lives of the patents, at the date of purchase, was approximately 9-10 years.

●	patents acquired in April 2025 from Monterey Research LLC for a purchase price of $9,000,000. The useful lives of the patents, at the date of purchase, was approximately 5 years.

The Company amortizes the costs of intangible assets over their estimated useful lives on a straight-line basis. Costs incurred to acquire patents, including legal costs, are also capitalized as long-lived assets and amortized on a straight-line basis with the associated patent.

The Company assesses intangible assets for any impairment to the carrying values. As of March 31, 2026, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $573,000 and $137,000 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statement of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
Remainder of 2026	$1,727,406
2027	2,264,786
2028	2,202,277
2029	1,997,425
2030	720,867
2031	188,443
Thereafter	556,401
Total	$9,657,605

4. SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders, whose holdings were insignificant at March 31, 2026 and December 31, 2025, in the amount of $138,000. The loans are payable on demand plus accrued interest at 10% per annum. Accrued interest on these loans at March 31, 2026 and December 31, 2025 was approximately $341,000 and $337,000, respectively.

Funding Liabilities

The following table shows the Company’s funding liabilities to QF3 and QPRC Finance at March 31, 2026 and December 31, 2025:

	March 31, 2026	December 31, 2025
Funding liability – QF3	$7,634,381	$7,634,381
Funding liability – QPRC Finance	17,208,636	14,629,135
Funding liabilities	$24,843,017	$22,263,516

Funding Liabilities - QF3

The QF3 funding liabilities of $7,634,381 at each of March 31, 2026 and December 31, 2025, represent the principal amount of the Company’s obligations to QF3 pursuant to a purchase agreement (“QF3 Purchase Agreement”) dated March 12, 2023 between the Company and QF3, as described below. As of March 31, 2026, the Company has made no repayments on this funding liability. The obligation to QF3 has no repayment term since the payment is due from net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of March 31, 2026 and December 31, 2025. Accrued interest related to this funding liability as of March 31, 2026 and December 31, 2025 was approximately $1,721,000 and $1,545,000, respectively.

On March 12, 2023, the Company and and its wholly-owned subsidiary, Harbor Island Dynamic LLC (“HID”), entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement QF3”), a security agreement (the “QF3 Security Agreement”), a patent security agreement (the “QF3 Patent Security Agreement” together with the QF3 Security Agreement, the QF3 Patent Security Agreement, and the QF3 Purchase Agreement, the “QF3 Investment Documents”):

(i)	Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to the Company a financing facility of: (a) up to $4,334,000 for operating expenses, of which the Company has requested and received $4,334,000 as of December 31, 2025; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. (“Tower”); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which no amounts have been requested or received as of December 31, 2025 and March 31, 2026. In return, the Company transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii)	On March 17, 2023, the Company used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a seven-patent portfolio from Tower (the “HID Portfolio”).

(iii)	Pursuant to the QF3 Security Agreement and QF3 Patent Security Agreement, payment of the Company’s obligations under the QF3 Purchase Agreement with QF3 are secured by (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

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

Pursuant to the Purchase Agreement, QPRC Finance agreed to make available to the Company a financing facility of: (a) up to $3,000,000 for operating expenses of which approximately $2,369,000 has been provided as of March 31, 2026; (b) up to $9,000,000 to fund the purchase by MR of certain patent assets from Monterey Research LLC (“Monterey”) pursuant to the agreement between MR and Monterey (the “Monterey Agreement”) and (c) up to $7,500,000 for patent enforcement costs, including legal fees subject to budget limitations to be agreed upon, of which approximately $5,765,000 has been drawn down through March 31, 2026. In return, the Company transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents.

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

Loan Payable Related Party

The loan payable – related party at March 31, 2026 and December 31, 2025 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) due to Intelligent Partners of $2,796,500, pursuant to an original agreement dated February 22, 2021. The Restructure Agreement provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described above. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL and QF3 have received a negotiated rate of return.

Because of the beneficial ownership percentage of its principals, Intelligent Partners is treated as a related party.

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at March 31, 2026 and December 31, 2025 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Administration (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of March 31, 2026, the Company has not made any principal payments on the loan payable. During the three months ended March 31, 2026 and 2025, the Company incurred $1,387 of interest expense, respectively and has accrued interest of $3,847 at March 31, 2026 and approximately $4,700 of accrued interest at December 31, 2025.

Purchase Price of Patents

The purchase price of patents balance at March 31, 2026 and December 31, 2025 of $53,665 represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio, which is held by an inactive subsidiary. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $53,665. The Company did not make any payments with respect to this obligation in 2025 or the first quarter of 2026. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate sufficient net proceeds. Pursuant to ASC 470, the Company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

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

As of March 31, 2026 and December 31, 2025, the aggregate fair value of the outstanding warrant liability was approximately $147,000 and $219,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of March 31, 2026 and December 31, 2025:

	As of
	March 31,	December 31,
	2026	2025
Volatility	441%	441%
Exercise price	$0.54	$0.54
Risk-free interest rate	3.67%	3.67%
Expected dividends	—%	—%
Expected term	4.9	5.1

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of March 31, 2026 and December 31, 2025:

	Fair Value Measurements as of
	March 31, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	$146,947	—	—	$219,458
Total liabilities	$—	$—	$146,947	$—	$—	$219,458

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2025	$219,458
Gain on subsequent measurement	(72,511)
Balance at March 31, 2026	$146,947

6. STOCKHOLDERS’ EQUITY

Issuance of Options

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2025	1,500,000	3.00	1.20	5.15
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - March 31, 2026	1,500,000	3.00	1.20	4.90
Options exercisable at end of period	700,000	1.86	1.20	4.90

The outstanding options do not have an intrinsic value as of March 31, 2026 or December 31, 2025.

As of March 31, 2026, there was approximately $960,000 of unrecognized compensation expense related to nonvested stock option awards which will be expensed if and when the performance conditions underlying those options becomes probable.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2025	962,463	0.54	5.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - March 31, 2026	962,463	0.54	4.89

The warrants contain certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). The outstanding warrants do not have an intrinsic value as of March 31, 2026 or December 31, 2025.

7. NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation, an inactive subsidiary.

	March 31,	December 31,
	2026	2025
Balance, beginning of year	$228	$228
Net loss attributable to non-controlling interest	—	—
Balance, end of year	$228	$228

8. RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2026 and 2025, the Company contracted with a law firm more than 10% owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of the Company’s patent portfolio. In connection with the engagement, the Company recorded patent service costs of approximately $89,000 and $48,000 for the three months ended March 31, 2026 and 2025, respectively, and these were recorded as part of selling, general and administrative expenses in the condensed consolidated statements of operations. Amounts due to the related party are $32,640 and $10,000 at March 31, 2026 and December 31, 2025, respectively, and are included within accounts payable and accrued expense on the accompanying condensed consolidated balance sheets.

During the three months ended March 31, 2026 and 2025, the Company contracted with a law firm more than 10% owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged as litigation counsel and serves as escrow agent to the Company in connection with monetization of the Company’s patents relating to the litigation. For the three months ended March 31, 2026 and 2025, the cost of these services was approximately $1,710,000 and $0, respectively, and these were recorded as part of litigation and licensing expenses in the condensed consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the three months ended March 31, 2026 and for the year ending December 31, 2025, the percentage was set at 12%. The Company’s chief executive officer and chief technology officer are the only participants and during the three months ended March 31, 2026 and 2025, approximately $35,500 and $35,000 was deposited into the chief executive officer’s SEP IRA account, respectively and approximately $3,550 and $3,500 was deposited into the chief technology officer’s SEP IRA account, respectively.

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

The Company’s operating subsidiaries may engage third-party funding sources to provide funding for patent licensing and enforcement. The agreements with the third-party funding sources may provide that the funding source receive a portion of any negotiated fees, settlements or judgments. In certain instances, these third-party funding sources are entitled to receive a significant percentage of any proceeds realized until the third-party funder has recouped agreed upon amounts based on formulas set forth in the underlying funding agreement, which may reduce or delay any proceeds due to the Company.

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

The Company’s Chief Executive Officer is the Chief Operating Decision Maker (“CODM”). The CODM uses Net Loss, as reported on the condensed consolidated Statements of Operations, in evaluating performance of the Intellectual Property Management segment and determining how to allocate resources of the Company as a whole, including investing in future patent portfolios.

Significant expenses within income (loss) from operations, as well as within net loss, include litigation and licensing expenses and selling, general and administrative expenses, which are each presented separately on the accompanying condensed consolidated Statements of Operations. Other segment items within net (loss) income include change in fair value of warrant liability, interest expense, net, and income tax expense.

The CODM reviews the position of total assets available to assess if the Company has sufficient resources available to discharge its liabilities. The CODM regularly reviews details of cash and liquid resources available to the Company. Additionally, the CODM reviews the status of the funding liability to assess if these are in line with expected amounts owed under any potential settlements.

11. SUBSEQUENT EVENTS

OPEN

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of financial condition and results of operations should be read in conjunction with our unaudited condensed consolidated financial statements and related notes included elsewhere in this report. This discussion contains forward-looking statements that involve risks, uncertainties and assumptions. See “Forward-Looking Statements.” Our actual results could differ materially from those anticipated in the forward-looking statements.

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

Market and Economic Conditions

Macroeconomic trends may result in adverse impacts on our business, and we continue to monitor these potential impacts, including potential economic recession, the effects of tariffs by the United States and counter-tariffs by other countries, whether threatened or implemented; changes in the Federal Reserve’s monetary policy, as well as geopolitical risks, including the war with Iran and actions taken by the United States and Iran which effectively block traffic through the Strait of Hormuz, Russian invasion of Ukraine and the potential resolution of the war and its effect on Europe; the continuing war between Israel and Hamas and Hezbollah and any further intensification of hostilities with others. We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. A significant downturn in economic conditions may adversely affect the intellectual property licensing market including the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation; a law firms’ ability and willingness to provide us with legal services on acceptable contingent fee terms; and the financial condition and prospects of defendants and potential defendants, which could make it less likely that they would be willing to settle our claim.

Further, to the extent that holders of intellectual property rights consider these and other macroeconomic factors, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all.

We seek to generate revenue from patent licensing fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. For the three months ended March 31, 2026 and 2025 we did not generate any such revenue.

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

Agreements with QPRC Finance

On April 11, 2025, we and our newly-formed wholly-owned subsidiary, MR, entered into a series of agreements, all dated April 11, 2025, with QPRC Finance. The agreements are (i) the QPRC Finance Purchase Agreement, (ii) the Security Agreement, the QPRC Finance Patent Security Agreement, (iii) the Subordination Agreement, (iv) the Letter of Instructions to Fabricant LLP, the law firm that is to represent MR in the litigation relating to the monetization of the patents purchased with the proceeds of the financing from QPRC Finance (the “Law Firm”) as to the disposition of any funds generated from the proceeds of the financing, (the “Letter of Instructions”), (v) the Waterfall Agreement among us, MR, QPRC Finance and the Law Firm as to allocation of proceeds of such monetization.

Pursuant to the QPRC Finance Purchase Agreement, QPRC Finance agreed to make available us a financing facility of: (a) up to $3,000,000 for operating expenses, of which approximately $2,369,000 has been drawn down as of March 31, 2026; (b) up to $9,000,000 to fund the purchase by MR of certain patent assets from Monterey Research LLC (“Monterey”) pursuant to the agreement between MR and Monterey (the “Monterey Agreement”) and (c) up to $7,500,000 for patent enforcement costs, including legal fees subject to budget limitations to be agreed upon, of which approximately $5,765,000 has been drawn down as of March 31, 2026. In return, we transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents.

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

Pursuant to the Purchase Agreement with QF3, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which no amounts have been requested or received as of March 31, 2026; (b) up to $4,334,000 for operating expenses, of which the we have requested and received $4,334,000 as of March 31, 2026; and (c) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing.

On February 22, 2021, we entered into a funding agreement with QFL and a restructure agreement with Intelligent Partners.

Pursuant to the Purchase Agreement with QFL, QFL made available to us a total of $6,402,000, consisting of (a) $2,653,000 for the acquisition of mutually agreed patent rights that we intended to monetize; (b) $2,000,000 for operating expenses; and (iii) $1,750,000 to fund the cash payment portion of the restructure of our obligations to Intelligent Partners. In return we transferred to QFL a right to receive a portion of net proceeds generated from the monetization of those patents. On May 2, 2024 the funding agreement with QFL was amended and restated to terminate QFL’s funding obligation. During the year ended December 31, 2024 we repaid the full outstanding principal balance of $1,525,502. No further advances are to be made pursuant to the Purchase Agreement. In connection with the QFL purchase agreement, we granted QFL a ten-year warrant to purchase a total of up to 962,463 shares of our common stock, with an exercise price of $0.54 per share which may be exercised through February 18, 2031 on a cash or cashless basis, subject to certain limitations on exercisability. The warrant also contains certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the Warrant shall not be less than 10% of the aggregate number of outstanding shares of our capital stock (determined on a fully diluted basis). A portion of any gain from sale of the shares, net of taxes and costs of exercise, realized prior to the completion of all monetization activities shall be credited against the total return due to QFL pursuant to the Purchase Agreement. We also agreed to take all commercially reasonable steps necessary to regain compliance with the OTCQB eligibility standards as soon as practicable, but in no event later than 12 months from the closing date, and we regained compliance on May 7, 2021. We granted QFL registration rights with respect to the common stock issuable upon exercise of the warrants. We also granted QFL certain board observation rights. Pursuant to the Purchase Agreement, all of the net proceeds from the monetization of the intellectual property acquired with funds from QFL are paid directly to QFL. After QFL has received a negotiated rate of return, we and QFL share net proceeds equally until QFL achieves its investment return, as defined in the agreement. Thereafter, we retain 100% of all net proceeds. Except in an Event of Default, as defined therein, all payments to be paid by us to QFL pursuant to the Purchase Agreement are non-recourse and shall be paid only if and after net proceeds from monetization of the patent rights owned or acquired by us are received, or to be received.

Contemporaneously with the execution of the agreements with QFL, we entered into a restructure agreement with Intelligent Partners to eliminate any obligations we had with respect to the outstanding notes and the securities purchase agreement. As part of the restructure of our agreements with Intelligent Partners, we amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property we acquire. Under these MPAs, Intelligent Partners receives a 60% interest in the proceeds from our intellectual property owned by the eight Subsidiary Guarantors. Intelligent Partners also participates in the monetization proceeds from new intellectual property that we acquire until the total payments under all the monetization participation agreements equal $2,805,000, as follows: for net proceeds between $0 and $1,000,000, Intelligent Partners receives 10% of the net proceeds realized from new patents, except that if, in any calendar quarter, net proceeds realized by us exceed $1,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 30% on the portion of net proceeds in excess of $1,000,000 but less than $3,000,000. If in the same calendar quarter, net proceeds exceed $3,000,000, Intelligent Partners’ entitlement for that quarter only shall increase to 50% on the portion of net proceeds in excess of $3,000,000. The payments with respect to the new patents terminate once total payments to Intelligent Partners under all monetization participation agreements reach $2,805,000. The payments to Intellectual Partners with respect new patents are payable from the proceeds which are allocated to us under the QFL and QF3 agreements, which start after QFL and QF3 have received a negotiated rate of return. In connection with the restructure agreement with Intelligent Partners, we entered into a board observation rights agreement with Intelligent Partners, and Intelligent Partners has exercised its board observation rights. On April 17, 2025, Intelligent Partners notified us that it plans to exercise its rights under the board observation rights agreement.

Portfolio Activity

In February 2024, HID brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al. (“Samsung”). In August 2024, Harbor Island Dynamic brought a patent infringement suit in the U.S. District for the Eastern District of Texas against NXP Semiconductors NV et. al. In September 2024, Samsung requested inter partes review of U.S. Patent 7,745,886, U.S. Patent 9,147,609, U.S. Patent 7,772,673 and U.S. Patent 9,245,826. The petitions for review were granted in April 2025. In February and March 2026, the Patent Trial and Appeal Board issued final written decisions canceling all claims of the four patents. HID has appealed the decision with respect to U.S. Patent 7,772,673 and requested director review of the decisions with respect to U.S. Patent 9,147,609 and U.S. Patent 9,245,826.

In April 2025, MR brought patent infringement suits in the U.S. District for the Eastern District of Texas against Renesas Electronics Corporation, Denso Corporation and Denso International America. In July 2025, Renesas requested Ex parte reexamination by the USPTO of U.S. Patent 6,243,300, U.S. Patent 7,089,133, and U.S. Patent 7,825,688. In March 2026 the reexaminations commenced.

In July 2025, MR was joined as a plaintiff to a patent infringement suit filed in April 2024 by Monterey Research, LLC in the U.S. District for the Eastern District of Texas against Renesas Electronics Corporation, Denso Corporation and Denso International America.

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

In January 2026, MR brought a second patent infringement suit in the U.S. District for the Eastern District of Texas against Renesas Electronics Corporation.

The actions by HID, MR and Koyo are pending.

Results of Operations

Three Months Ended March 31, 2026 and 2025

	Three Months Ended March 31,
	2026	2025
Revenues (patent licensing fees)	$—	$—
Cost of revenue (litigation and licensing expenses)	1,710,171	3,496
Selling, general and administrative expenses	1,117,963	654,306
Loss from operations	(2,828,134)	(657,802)

Other expenses
Change in fair market value of warrant liability	72,511	(289)
Interest expense	(180,714)	(168,294)
Total other expenses	(108,203)	(168,583)

Loss before income tax	(2,936,337)	(826,385)

Income tax expense	—	—

Net loss	$(2,936,337)	$(826,385)

We did not generate any revenue for the three months ended March 31, 2026 or for the three months ended March 31, 2025. Cost of revenue for the three months ended March 31, 2026 and 2025 was approximately $1,710,000 and $3,500, respectively. The substantial increase in cost of revenues is primarily due to increased litigation and licensing expenses associated with the MR portfolio which were funded from advances to fund litigation pursuant to the QPRC Finance financing. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners, all of whom or may have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the three months ended March 31, 2026 increased by approximately $464,000, or approximately 71%, compared to the three months ended March 31, 2025, primarily due to increased amortization expense related to the Monterey portfolio. Our principal operating expenses for the three months ended March 31, 2026 were amortization of intangible assets of approximately $573,000, compensation expenses of approximately $180,000, professional fees of approximately $178,000 and travel related expenses of approximately $59,000. Our principal operating expenses for the three months ended March 31, 2025 were amortization of intangible assets of approximately $137,000, compensation expenses of approximately $165,000, professional fees of approximately $172,000 and travel related expenses of approximately $55,000.

Other income and expense for the three months ended March 31, 2026 included a gain on change in fair value of warrant liability of approximately $73,000. We realized a loss on change in fair value of warrant liability of approximately $300 for the three months ended March 31, 2025. The fair value of the warrant liability is affected by the price of our common stock, so the liability increases as the stock price goes up, resulting in an expense, and decreases as the stock price goes down resulting in income from change in warrant liability. Other expense also reflects interest expense of approximately $181,000 for the three months ended March 31, 2026 and approximately $168,000 for the three months ended March 31, 2025.

As a result of the foregoing, we realized a net loss of approximately $2,936,000, or $0.55 per share (basic and diluted) and net loss of approximately $826,000 or $0.15 per share (basic and diluted), for the three months ended March 31, 2026 and 2025, respectively.

Liquidity and Capital Resources

At March 31, 2026, we had current assets of approximately $655,000 and current liabilities of approximately $30,239,000. Our current liabilities include funding liabilities to QF3 and QPRC Finance of approximately $24,843,000 which are only payable from money generated from the monetization of intellectual property, loans payable of approximately $2,796,000, a warrant liability of approximately $147,000, accounts payable and accrued liabilities of approximately $248,000, and accrued interest of approximately $2,066,000. As of March 31, 2026, we have an accumulated deficit of approximately $37,811,000 and a negative working capital of approximately $29,583,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses and legal fees, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the three months ended March 31, 2026 and 2025:

	Three Months Ended March 31,
	2026	2025
Cash flows used in operating activities	$(2,152,246)	$(434,201)
Cash flows provided by financing activities	2,579,501	—
Net increase (decrease) in cash and cash equivalents	427,255	(434,201)
Cash at beginning of period	192,606	482,023
Cash at end of period	$619,861	$47,822

We cannot assure you that we will be successful in generating future revenues, in obtaining any third-party funding in connection with any of our intellectual property portfolios or operating expenses or that we will receive any of the proceeds of any litigation settlements after making all required payments to counsel and funding sources and payments to Intelligent Partners, operating expenses, debt or equity financing or that any debt or equity financing will be available on terms acceptable to us. We have no credit facilities. Although our agreement with QF3 provides for QF3 to provide us with funding to acquire intellectual property rights, subject to QF3’s approval, it does not provide for financing the litigation necessary for the monetization of the intellectual property rights and we cannot assure you that it will provide financing for any intellectual property acquisition. We do not have any credit facilities or any arrangements for us to finance the litigation necessary to monetize our intellectual property rights other than contingent fee arrangements with counsel with respect to our pending litigation and our agreement with QPRC finance. If we do not secure contingent representation or obtain litigation financing, we may be unable to monetize our intellectual property.

We cannot predict the success of any pending or future litigation. Typically, our agreements with the funding sources provide that the funding sources will participate in any recovery which is generated. We believe that our financial condition, our history of losses and negative cash flow from operations, absence of revenue for 2026 and 2025 and our low stock price make it difficult for us to raise funds in the debt or equity markets.

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

Going Concern

We have an accumulated deficit of approximately $37,811,000 and negative working capital of approximately $29,583,000 as of March 31, 2026. We have a history of losses, including a loss of $2,936,337 on no revenues for the three months ended March 31, 2026 and a loss of $8,491,508 on no revenue for the year ended December 31, 2025, and can give no assurance that we will generate income in the future. Because of the Company’s history of losses, our working capital deficiency, the uncertainty of future revenue, our obligations to QPRC Finance, Intelligent Partners and QF3, the low stock price of the Company’s common stock and the absence of an active trading market in its common stock, our ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from our failure to meet the continued listing requirements of the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Our revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of its intellectual property rights and the amount and timing of revenue is dependent upon the success of litigation seeking to enforce our intellectual property rights. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the terms and availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and acting chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and acting chief financial officer concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of March 31, 2026, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the period ended March 31, 2026, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements keeping in mind the limitation resulting from our limited resources and our not having a full-time chief financial officer with an accounting background. As previously disclosed, management has determined that our internal control over financial reporting contains material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third-party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only full time employee, serving as both chief executive officer and acting chief financial officer, and who does not have an accounting background, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Item 5. Other Information

During the three months ended March 31, 2026, no officer or director adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Date: May 15, 2026

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer