Form 10-Q
period 2026-06-30
QUEST PATENT RESEARCH CORP
filed 2026-08-14
CIK 824416

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2026

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

Securities registered pursuant to Section 12(b) of the Act: None

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. 5,331,973 shares of common stock are issued and outstanding as of August 13, 2026.

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

ii

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2026	December 31, 2025
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$480,606	$192,606
Accounts receivable, net of allowance for credit losses of $0 and $0, respectively	413,480	8,251
Other current assets	33,331	6,399
Total current assets	927,417	207,256

Patents, net of accumulated amortization of $6,004,656 and $4,856,737, respectively	9,082,344	10,230,263
Total assets	$10,009,761	$10,437,519

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities ($10,000 and $10,000 due to related parties, respectively)	$290,426	$121,938
Loans payable	138,000	138,000
Funding liability	26,319,092	22,263,516
Loan payable - related party	2,796,500	2,796,500
Warrant liability	259,036	219,458
Accrued interest	2,249,828	1,887,441
Total current liabilities	32,052,882	27,426,853

Non-current liabilities
Loan payable – SBA	150,000	150,000
Purchase price of patents	53,665	53,665
Total liabilities	$32,256,547	$27,630,518

Commitments and contingencies (Note 2 and Note 9)

Stockholders’ deficit:
Preferred stock, par value $0.00003 per share - authorized 10,000,000 shares - no shares issued and outstanding	—	—
Common stock, par value $0.00003 per share; authorized 30,000,000 at June 30, 2026 and December 31, 2025; 5,331,973 shares issued and outstanding at June 30, 2026 and December 31, 2025	160	160
Additional paid-in capital	17,680,793	17,680,793
Accumulated deficit	(39,927,967)	(34,874,180)
Total Quest Patent Research Corporation stockholders’ deficit	(22,247,014)	(17,193,227)
Non-controlling interest in subsidiary	228	228
Total stockholders’ deficit	(22,246,786)	(17,192,999)
Total liabilities and stockholders’ deficit	$10,009,761	$10,437,519

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Patent licensing fees	$2,000,000	$—	$2,000,000	$—
Cost of revenue
Litigation and licensing expenses	2,348,206	4,789	4,058,377	8,285
Gross loss	(348,206)	(4,789)	(2,058,377)	(8,285)

Operating expenses
Selling, general and administrative expenses	1,141,097	988,850	2,259,060	1,643,156
Total operating expenses	1,141,097	988,850	2,259,060	1,643,156
Loss from operations	(1,489,303)	(993,639)	(4,317,437)	(1,651,441)

Other income (expenses)
Change in fair value of warrant liability	(112,089)	26,468	(39,578)	26,179
Interest expense, net	(186,058)	(172,620)	(366,772)	(340,914)
Total other income (expenses)	(298,147)	(146,152)	(406,350)	(314,735)

Loss before income tax	(1,787,450)	(1,139,791)	(4,723,787)	(1,966,176)

Income tax expense	(330,000)	—	(330,000)	—

Net loss	$(2,117,450)	$(1,139,791)	$(5,053,787)	$(1,966,176)

Loss per share - basic and diluted	$(0.40)	$(0.21)	$(0.95)	$(0.37)

Weighted average shares outstanding - basic and diluted	5,331,973	5,331,973	5,331,973	5,331,973

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2025	5,331,973	$160	$17,680,793	$(26,382,672)	$228	$(8,701,491)
Stock-based compensation	—	—	—	—	—	—
Net loss	—	—	—	(826,385)	—	(826,385)
Balances as of March 31, 2025	5,331,973	160	17,680,793	(27,209,057)	228	(9,527,876)
Net loss	—	—	—	(1,139,791)	—	(1,139,791)
Balances as of June 30, 2025	5,331,973	$160	$17,680,793	$(28,348,848)	$228	$(10,667,667)

	Common Stock		Additional Paid-In	Accumulated	Non-controlling Interest in	Total Stockholders’
	Shares	Amount	Capital	Deficit	Subsidiaries	Deficit
Balances as of January 1, 2026	5,331,973	$160	$17,680,793	$(34,874,180)	$228	$(17,192,999)
Net loss		—	—	(2,936,337)	—	(2,936,337)
Balances as of March 31, 2026	5,331,973	160	17,680,793	(37,810,517)	228	(20,129,336)
Net loss	—	—	—	(2,117,450)	—	(2,117,450)
Balances as of June 30, 2026	5,331,973	$160	$17,680,793	$(39,927,967)	$228	$(22,246,786)

See the accompanying notes to the unaudited condensed consolidated financial statements.

QUEST PATENT RESEARCH CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(5,053,787)	$(1,966,176)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liability	39,578	(26,179)
Amortization of intangible assets	1,147,920	632,258

Changes in operating assets and liabilities:
Accounts receivable	(405,229)	—
Accrued interest	362,387	336,529
Other current assets	(26,931)	(3,858)
Accounts payable and accrued liabilities	168,486	50,062
Net cash used in operating activities	(3,767,576)	(977,364)

Cash flows from investing activities:
Purchase of patents	—	(9,000,000)
Net cash used in investing activities	—	(9,000,000)

Cash flows from financing activities:
Proceeds from funding liability	4,055,576	9,750,000
Net cash provided by financing activities	4,055,576	9,750,000

Net increase (decrease) in cash and cash equivalents	288,000	(227,364)

Cash and cash equivalents at beginning of period	192,606	482,023

Cash and cash equivalents at end of period	$480,606	$254,659

Supplemental disclosure of cash flow information:
Cash paid during the period for:
Income taxes	$330,000	$—
Interest	$4,386	$4,386

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Financial Statement Presentation

The condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles (“US GAAP”) and present the condensed consolidated financial statements of the Company and its wholly owned and majority owned subsidiaries as of June 30, 2026.

The condensed consolidated financial statements include the Company and 24 subsidiaries of which 8 are active and 16 are inactive. All of the active subsidiaries are wholly owned. Intercompany transactions and balances have been eliminated in consolidation.

The non-controlling interests are presented in the unaudited condensed consolidated balance sheets, separately from equity attributable to the stockholders of the Company. During the three and six months ended June 30, 2026 and 2025, none of the Company’s net loss was attributable to non-controlling interests.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with original maturity dates of three months or less when purchased, to be cash equivalents. The Company had no cash equivalents as of June 30, 2026 and December 31, 2025.

Accounts Receivable

Accounts receivable, which generally relate to licensed sales, are presented on the balance sheet net of estimated uncollectible amounts. The Company records an allowance for estimated uncollectible accounts in an amount approximating anticipated losses. Individual uncollectible accounts are written off against the allowance when collection of the individual accounts appears doubtful. The Company did not record an allowance for credit losses at June 30, 2026 and December 31, 2025.

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

Patents include the cost of patents or patent rights (collectively “patents”) acquired from third-parties or acquired in connection with business combinations. Patent acquisition costs are allocated equally across the patents in force at the time of acquisition. Patent acquisition costs are amortized utilizing the straight-line method over their remaining economic useful lives, ranging from one to fifteen years. Certain patent application and prosecution costs incurred to secure additional patent claims that, based on management’s estimates, are deemed to be recoverable, are capitalized and amortized over the remaining estimated economic useful life of the related patent portfolio.

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

There were no impairments of long-lived assets for the six months ended June 30, 2026 and 2025.

Warrant Liability

The Company records a warrant liability with respect to warrants for which the number of shares underlying the warrants is not fixed until the date of the initial exercise. The amount of the liability is determined at the end of each fiscal period and the period-to-period change in the amount of warrant liability is reflected as a change in fair value of the warrant liability and is included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

The economic terms of the inventor agreements, operating agreements, contingent legal fee arrangements and litigation financing agreements associated with the patent portfolios owned or controlled by the Company’s operating subsidiaries, if any, including royalty rates, contingent fee rates and other terms, vary across the patent portfolios owned or controlled by such operating subsidiaries and are included in cost of revenue as litigation and licensing expenses in the accompanying condensed consolidated statements of operations. Inventor/former owner royalties, payments to non-controlling interests, contingent legal fees expenses and litigation finance expenses fluctuate period to period, based on the amount of revenues recognized each period, the terms and conditions of revenue agreements executed each period and the mix of specific patent portfolios with varying economic terms and obligations generating revenues each period. Inventor/former owner royalties, contingent legal fees expenses and litigation finance expenses will continue to fluctuate and may continue to vary significantly period to period, based primarily on these factors.

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

The Company’s revenue for the three and six months ended June 30, 2026, all of which was generated during the second quarter, was generated from licenses pursuant to the settlement of one patent infringement lawsuit. The Company did not generate any revenue during the three and six months ended June 30, 2025.

Cost of Revenue

Cost of revenue mainly includes expenses incurred in connection with our patent enforcement activities, such as legal fees, consulting costs, patent maintenance, royalty fees for acquired patents and other related expenses. Cost of revenue does not include expenses related to patent amortization, integration or support, as these expenses are included in selling, general and administrative expenses.

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

Income Taxes

During the three and six months ended June 30, 2026, the Company incurred foreign income tax expense of $330,000, respectively associated with the settlement proceeds from the litigation against Samsung Electronics Co in Korea.

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

Concentration of Credit Risk

The Company maintains its cash in bank deposit accounts, which at times, may exceed federally insured limits. The Company has not experienced any such losses in these accounts. All of the Company’s revenue for the three and six months ended June 30, 2026, was derived from the patent infringement suit settled against Samsung Electronics Co. from our Koyo Portfolio. In addition, approximately 98% of our accounts receivable at June 30, 2026 is a receivable from Samsung pursuant to the settlement agreement.

Net Loss Per Share

The Company calculates net loss per share by dividing losses allocated to the Company’s stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted weighted average shares is computed using basic weighted average shares plus any potentially dilutive securities outstanding during the period using the treasury-stock-type method and the if-converted method, except when their effect is anti-dilutive. As the Company incurred losses for the three and six months ended June 30, 2026 and 2025, potentially dilutive securities would be anti-dilutive, and therefore, the diluted net loss per share is the same as the basic net loss per share. The Company’s potentially dilutive securities include 962,463 potential shares of common stock issuable upon exercise of warrants granted to QPRC Finance LLC (“QFL”) in connection with the Purchase Agreement, described in Note 4 and 1,500,000 shares of common stock issuable upon exercise of stock options granted to officers and consultants.

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

 Going Concern

The Company has an accumulated deficit of $39,927,967 and negative working capital of approximately $31,125,000 as of June 30, 2026. The Company has a history of losses, including a loss of $5,053,787 on $2,000,000 revenues for the six months ended June 30, 2026 and can give no assurance that it will generate income in the future. Because of the Company’s history of losses, its working capital deficiency, the uncertainty of future revenue, its obligations to QPRC Finance, Intelligent Partners and QF3, the low stock price of the Company’s common stock and the absence of an active trading market in its common stock, the Company’s ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from the Company’s failure to meet the continued listing requirements of the OTCQB, raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of its intellectual property rights. Although the Company may seek to raise funds and to obtain third-party funding for litigation to enforce its intellectual property rights, the availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3. INTANGIBLE ASSETS

Intangible assets include patents purchased and are recorded at their acquisition cost. Intangible assets consisted of the following:

	June 30, 2026	December 31, 2025
Patents	$15,087,000	$15,087,000
Less: accumulated amortization	(6,004,656)	(4,856,737)
Net value of intangible assets	$9,082,344	$10,230,263

Weighted Average Amortization Period (Years)	3.80	4.24

Intangible assets are comprised of patents with estimated useful lives. The intangible assets at June 30, 2026 represent:

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

The Company assesses intangible assets for any impairment to the carrying values. As of June 30, 2026 and December 31, 2025, management concluded that there was no impairment to the intangible assets.

Amortization expense for patents was approximately $575,000 and $1,148,000 for the three and six months ended June 30, 2026, respectively. Amortization expense for patents was approximately $495,000 and $632,000 for the three and six months ended June 30, 2025, respectively. Amortization expense is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Future amortization of intangible assets is as follows:

Year Ended December 31,
Remainder of 2026	$1,152,145
2027	2,264,786
2028	2,202,277
2029	1,997,425
2030	720,867
Thereafter	744,844
Total	$9,082,344

4. SHORT-TERM DEBT AND LONG-TERM LIABILITIES

Short-Term Debt

Loans Payable

The loans payable represents demand loans made by former officers and directors, who are third parties and stockholders whose holdings were insignificant at June 30, 2026 and December 31, 2025, in the amount of $138,000. The loans are payable on demand plus accrued interest at 10% per annum. Accrued interest at June 30, 2026 and December 31, 2025 was approximately $344,000 and $337,000, respectively.

Funding Liabilities

The following table shows the Company’s funding liabilities to QPRC Finance and QF3 at June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Funding liability – QF3	$7,634,381	$7,634,381
Funding liability – QPRC Finance	18,684,711	14,629,135
Funding liabilities	$26,319,092	$22,263,516

Funding Liabilities - QF3

The QF3 funding liabilities of $7,634,381 at each of June 30, 2026 and December 31, 2025, represent the principal amount of the Company’s obligations to QF3 pursuant to a purchase agreement (“QF3 Purchase Agreement”) dated March 12, 2023 between the Company and QF3, as described below. As of June 30, 2026, the Company has made no repayments on this funding liability. The obligation to QF3 has no repayment term since the payment is due from net proceeds generated from the monetization of the Company’s intellectual property and has been classified as a current liability as of June 30, 2026 and December 31, 2025. Accrued interest related to this funding liability as of June 30, 2026 and December 31, 2025 was approximately $1,903,000 and $1,545,000, respectively.

On March 12, 2023, the Company and its wholly-owned subsidiary, Harbor Island Dynamic LLC (“HID”), entered into a series of agreements, all dated March 12, 2023, with QF3, a non-affiliated party, including a prepaid forward purchase agreement (the “Purchase Agreement QF3”), a security agreement (the “QF3 Security Agreement”), a patent security agreement (the “QF3 Patent Security Agreement” together with the QF3 Security Agreement, the QF3 Patent Security Agreement, and the QF3 Purchase Agreement, the “QF3 Investment Documents”):

(i)	Pursuant to the QF3 Purchase Agreement, QF3 agreed to make available to the Company a financing facility of: (a) up to $4,334,000 for operating expenses, of which the Company has requested and received $4,334,000 as of December 31, 2025; (b) $3,300,000 to fund the cash payment portion of the purchase of a patent portfolio from Tower Semiconductor Ltd. (“Tower”); and (c) up to an additional $25,000,000 for the acquisition of mutually agreed patent rights that the Company intends to monetize, of which no amounts have been requested or received as of December 31, 2025 and June 30, 2026. In return, the Company transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents.

(ii)	On March 17, 2023, the Company used $3,300,000 of proceeds from the QF3 financing as the cash payment portion of the purchase of a seven-patent portfolio from Tower (the “HID Portfolio”).

(iii)	Pursuant to the QF3 Security Agreement and QF3 Patent Security Agreement, payment of the Company’s obligations under the QF3 Purchase Agreement with QF3 are secured by (a) the value of anything received from the monetization of the intellectual property rights covered by the Security Agreement; (b) the patents (as defined in the Security Agreement); (c) all general intangibles now or hereafter arising from or related to the foregoing (a) and (b); and (d) proceeds (including, without limitation, cash proceeds and insurance proceeds) and products of the foregoing (a)-(c).

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

Pursuant to the QPRC Finance Purchase Agreement, QPRC Finance agreed to make available to the Company a financing facility of: (a) up to $3,000,000 for operating expenses, of which approximately $2,762,000 has been drawn down as of June 30, 2026; (b) up to $9,000,000 to fund the purchase by MR of certain patent assets from Monterey Research LLC (“Monterey”) pursuant to the agreement between MR and Monterey (the “Monterey Agreement”) and (c) up to $7,500,000 for patent enforcement costs, including legal fees subject to budget limitations to be agreed upon, of which approximately $6,848,000 has been drawn down as of June 30, 2026. In return, we transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents.

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

Loan Payable Related Party

The loan payable – related party at June 30, 2026 and December 31, 2025 represents the current amount of a non-interest bearing total monetization proceeds obligation (the “TMPO”) due to Intelligent Partners of $2,796,500, pursuant to an original agreement dated February 22, 2021. The Restructure Agreement provided for the payment to Intelligent Partners of $1,750,000 from the proceeds from the Company’s agreements with QFL. As part of the restructure of the Company’s agreements with Intelligent Partners, the Company amended the existing MPAs and granted Intelligent Partners certain rights in the monetization proceeds from any new intellectual property the Company acquires, as described above. Under these MPAs, Intelligent Partners participates in the monetization proceeds the Company receives with respect to new patents after QFL and QF3 have received a negotiated rate of return. Because of the beneficial ownership percentage of its principals, Intelligent Partners is treated as a related party.

Long-Term Liabilities

Loan Payable – SBA

The loans payable – SBA balance at June 30, 2026 and December 31, 2025 of $150,000 represents the total amount due under a secured Economic Injury Disaster Loan from the U.S. Small Business Administration (“SBA”) in the aggregate amount of $150,000, pursuant to Section 7(b) of the Small Business Act as part of the COVID-19 relief effort. The Company’s obligations on the loan are set forth in the Company’s note dated May 14, 2020 which matures on May 14, 2050 and bears interest at a rate of 3.75% per annum, payable monthly commencing on November 14, 2022. The Note may be prepaid by the Company at any time prior to maturity with no prepayment penalties. As of June 30, 2026, the Company has not made any principal payments on the loan payable. During the three and six months ended June 30, 2026, the Company incurred $1,402 and $2,789, respectively of interest expense and has accrued interest of $3,057 at June 30, 2026.

Purchase Price of Patents

The purchase price of patents balance at June 30, 2026 and December 31, 2025 of $53,665 represents:

The non-current portion of our obligations under the unsecured non-recourse funding agreement with a third-party funder entered into in May 2020 whereby the third-party agreed to provide acquisition funding in the amount of $95,000 for the Company’s acquisition of the audio messaging portfolio, which is held by an inactive subsidiary. Under the funding agreement, the third-party funder is entitled to a priority return of funds advanced from net proceeds, as defined, recovered until the funder has received $53,665. The Company did not make any payments with respect to this obligation in 2025 or in the first six months of 2026. The Company has no other obligation to the third-party and has no liability to the funder in the event that the Company does not generate sufficient net proceeds. Pursuant to ASC 470, the Company recorded this monetization obligation as debt and the difference between the purchase price and total obligation as a discount to the debt and fully expensed to interest during the period.

5. WARRANT LIABILITY

On February 22, 2021, the Company issued warrants to purchase 962,463 shares of common stock to QFL (see Note 4) in connection with its funding agreement. If on the date of initial exercise the aggregate number of warrant shares purchasable upon exercise of the warrant would yield less than an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), then the number of warrant shares shall be increased to an amount equal to 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis), and therefore the number of shares underlying the warrants is not fixed until the date of the initial exercise. As such, the warrant issued to QFL requires classification as a liability pursuant to ASC Topic 480, Distinguishing Liabilities from Equity and is valued at its fair value as of the grant date and re-measured at each balance sheet date with the period-to-period change in the fair value of the warrant liability reflected as a gain or loss in warrant liability and included under other income (expense).

As of June 30, 2026 and December 31, 2025, the aggregate fair value of the outstanding warrant liability was approximately $259,000 and $219,000, respectively.

The Company estimated the fair value of the warrant liability using the Black-Scholes option pricing model using the following key assumptions as of June 30, 2026 and December 31, 2025:

	As of
	June 30,	December 31,
	2026	2025
Volatility	461%	441%
Exercise price	$0.54	$0.54
Risk-free interest rate	4.19%	3.67%
Expected dividends	—%	—%
Expected term	4.7	5.1

The following schedule summarizes the valuation of financial instruments at fair value in the balance sheets as of June 30, 2026 and December 31, 2025:

	Fair Value Measurements as of
	June 30, 2026			December 31, 2025
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Liabilities
Warrant liability	—	—	$259,036	—	—	$219,458
Total liabilities measured at fair value	$—	$—	$259,036	$—	$—	$219,458

The following table sets forth a reconciliation of changes in the fair value of warrant liabilities classified as Level 3 in the fair value hierarchy:

Fair Value
Balance at December 31, 2025	$219,458
Gain on subsequent measurement	(72,511)
Balance at March 31, 2026	146,947
Loss on subsequent measurement	112,089
Balance at June 30, 2026	$259,036

6. STOCKHOLDERS’ EQUITY

Issuance of Options

A summary of the status of the Company’s stock options and changes is set forth below:

	Number of Options (#)	Weighted Average Exercise Price ($)	Weighted Average Grant Date Fair Value ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2025	1,500,000	3.00	1.20	5.15
Granted	—	—	—	—
Exercised	—	—	—	—
Expired	—	—	—	—
Cancelled	—	—	—	—
Balance - June 30, 2026	1,500,000	3.00	1.20	4.65
Options exercisable at end of period	700,000	1.86	1.20	4.65

The outstanding options do not have an intrinsic value as of June 30, 2026 or December 31, 2025.

As of June 30, 2026, there was approximately $960,000 of unrecognized compensation expense related to nonvested stock option awards which will be expensed if and when the performance conditions underlying those options becomes probable.

Issuance of Warrants

A summary of the status of the Company’s warrants and changes is set forth below:

	Number of Warrants (#)	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Life (Years)
Balance - December 31, 2025	962,463	0.54	5.14
Granted	—	—	—
Exercised	—	—	—
Expired	—	—	—
Cancelled	—	—	—
Balance - June 30, 2026	962,463	0.54	4.64

The warrants contain certain minimum ownership percentage antidilution rights pursuant to which the aggregate number of shares of common stock purchasable upon the initial exercise of the warrant shall not be less than 10% of the aggregate number of outstanding shares of capital stock of the Company (determined on a fully diluted basis). The outstanding warrants do not have an intrinsic value as of June 30, 2026 or December 31, 2025.

7. NON-CONTROLLING INTEREST

The following table reconciles equity attributable to the non-controlling interest related to Quest Packaging Solutions Corporation, an inactive subsidiary.

	June 30, 2026	December 31, 2025
Balance, beginning of period	$228	$228
Net loss attributable to non-controlling interest	—	—
Balance, end of period	$228	$228

8. RELATED PARTY TRANSACTIONS

During the three and six months ended June 30, 2026 and 2025, the Company contracted with a law firm more than 10% owned by the chief executive officer. The firm is engaged as counsel in connection with general corporate matters, diligence and maintenance of the Company’s patent portfolio. In connection with the engagement, the Company recorded patent service costs of approximately $49,000 and $138,000 for the three and six months ended June 30, 2026, respectively, and $68,000 and $116,000 for the three and six months ended June 30, 2025, respectively. Patent service costs were recorded as part of selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. Amounts due to the related party were $10,000 at each of June 30, 2026 and December 31, 2025 and are included within accounts payable and accrued expense on the accompanying condensed consolidated balance sheets.

During the three and six months ended June 30, 2026 and 2025, the Company contracted with a law firm more than 10% owned, but not controlled, by the father-in-law of the chief executive officer. The firm is engaged as litigation counsel and serves as escrow agent to the Company in connection with monetization of the Company’s patents relating to the litigation. For the three and six months ended June 30, 2026, the cost of these services was approximately $0 and $1,710,000, respectively. For the three and six months ended June 30, 2025, the cost of these services was $0. These costs were recorded as part of litigation and licensing expenses, which is a cost of revenue, in the condensed consolidated statements of operations.

9. COMMITMENTS AND CONTINGENCIES

SEP IRA Plan

Pursuant to the SEP IRA plan adopted by the Company in March 2020, the Company deposited into a SEP IRA account of each of its participating employees a percentage of the employee’s compensation, subject to statutory limitations on the amount of the contribution all as set forth in the IRS Form 5305-SEP. For the six months ended June 30, 2026 and the year ending December 31, 2025, the percentage was set at 12%. The Company’s chief executive officer and chief technology officer are the only participants and during the three and six months ended June 30, 2026, approximately $0 and $35,500 was deposited into the chief executive officer’s SEP IRA account, respectively, and approximately $0 and $3,550 was deposited into the chief technology officer’s SEP IRA account, respectively. During the three and six months ended June 30, 2025, approximately $0 and $35,000 was deposited into the chief executive officer’s SEP IRA account, respectively and approximately $0 and $3,500 was deposited into the chief technology officer’s SEP IRA account, respectively.

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

The Company’s operating subsidiaries may engage third-party funding sources to provide funding for patent licensing and enforcement. The agreements with the third-party funding sources may provide that the funding source receive a portion of any negotiated fees, settlements or judgments. In certain instances, these third-party funding sources are entitled to receive a significant percentage of any proceeds realized until the third-party funder has recouped agreed upon amounts based on formulas set forth in the underlying funding agreement, which may reduce or delay the proceeds due to the Company.

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

10. SEGMENT INFORMATION

The Company manages its business activities on a consolidated basis and operates as a single reporting segment: Intellectual Property Management. The Company derives all of its revenue from the licensing of its patents resulting from litigation commenced by the Company. The accounting policies are described in Note 2 – Summary of Significant Accounting Policies.

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

11. SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed consolidated financial statements were issued and determined that there have been no events that have occurred that would require adjustments to the disclosures in the unaudited condensed consolidated financial statements.

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

Market and Economic Conditions

Macroeconomic trends may result in adverse impacts on our business, and we continue to monitor these potential impacts, including potential economic recession, the effects of tariffs by the United States and counter-tariffs by other countries, whether threatened or implemented; changes in the Federal Reserve’s monetary policy, as well as geopolitical risks, including the war with Iran and actions taken by the United States and Iran which effectively block traffic through the Strait of Hormuz, Russian invasion of Ukraine and the potential resolution of the war and its effect on Europe; the continuing hostilities between Israel and Hamas, Hezbollah and Iran and any further intensification of hostilities with others. We cannot predict the timing, strength, or duration of any future economic slowdown or any subsequent recovery generally, or in any industry. A significant downturn in economic conditions may adversely affect the intellectual property licensing market including the financial condition of financing sources and the willingness of potential financing sources to provide funding for our litigation; a law firm’s ability and willingness to provide us with legal services on acceptable contingent fee terms; and the financial condition and prospects of defendants and potential defendants, which could make it less likely that they would be willing to settle our claim.

Further, to the extent that holders of intellectual property rights see these and other macroeconomic factors, they may be reluctant to sell intellectual property to us on terms which are acceptable to us, if at all, and defendants in actions commenced by us may be reluctant to enter into a settlement agreement with us.

We seek to generate revenue from patent licensing fees relating to our intellectual property portfolio, which includes fees from the licensing of our intellectual property, primarily from litigation relating to enforcement of our intellectual property rights. All of the revenue for the three and six months ended June 30, 2026 was from patent licensing fees from the settlement of one litigation in the second quarter of 2026, of which approximately 80% was paid or is payable for taxes, to the patent seller, funding sources and legal counsel pursuant to our agreements with patent sellers, funding sources and legal counsel.

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

To date, it has been necessary for us to commence litigation in order to obtain a recovery for past infringement of, or to license the use of, our intellectual property rights. Intellectual property litigation is very expensive, with no certainty of any recovery. To the extent possible we seek to engage counsel on a contingent fee or partial contingent fee basis, which significantly reduces our litigation cost, but which also reduces the value of the recovery to us. We do not have the resources to enable us to fund the cost of litigation. Because we cannot fund litigation ourselves, we need to enter into an agreement with a third-party funding source. Our agreements with the funding sources typically provide that the funding source pays the litigation costs and that the funding source receives a percentage of the recovery, thus reducing our recovery in connection with any settlement of the litigation. In view of our limited cash and our working capital deficiency, we are not able to institute any monetization program that may require litigation unless we engage counsel on a fully contingent basis or we obtain funding from third party funding sources. In these cases, counsel may be afforded a greater participation in the recovery and the third party that funds the litigation would be entitled to participate in any recovery. To the extent that we have agreements with counsel and/or litigation funding sources pursuant to which payments made to them represent a portion of the gross recovery, and such payment is contingent upon a recovery, our revenue from litigation reflects the gross recovery from litigation as licensing fees, and payments to counsel and/or litigation funding sources are reflected as cost of revenue.

Agreements with QPRC Finance

On April 11, 2025, we and our newly-formed wholly-owned subsidiary, MR Licensing LLC, a Texas limited liability company, (“MR”), entered into a series of agreements, all dated April 11, 2025, with QPRC Finance. The agreements are (i) the QPRC Finance Purchase Agreement, (ii) the Security Agreement, the QPRC Finance Patent Security Agreement, (iii) the Subordination Agreement, (iv) the Letter of Instructions to Fabricant LLP, the law firm that is to represent MR in the litigation relating to the monetization of the patents purchased with the proceeds of the financing from QPRC Finance (the “Law Firm”) as to the disposition of any funds generated from the proceeds of the financing, (the “Letter of Instructions”), (v) the Waterfall Agreement among us, MR, QPRC Finance and the Law Firm as to allocation of proceeds of such monetization.

Pursuant to the QPRC Finance Purchase Agreement, QPRC Finance agreed to make available to us a financing facility of: (a) up to $3,000,000 for operating expenses, of which approximately $2,762,000 has been drawn down as of June 30, 2026; (b) up to $9,000,000 to fund the purchase by MR of certain patent assets from Monterey Research LLC (“Monterey”) pursuant to the agreement between MR and Monterey (the “Monterey Agreement”) and (c) up to $7,500,000 for patent enforcement costs, including legal fees subject to budget limitations to be agreed upon, of which approximately $6,848,000 has been drawn down as of June 30, 2026. In return, we transferred to QPRC Finance the right to receive a portion of net proceeds generated from the monetization of those patents.

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

Pursuant to the Purchase Agreement with QF3, QF3 agreed to make available to us a financing facility of: (a) up to $25,000,000 for the acquisition of mutually agreed patent rights that we intend to monetize, of which no amounts have been requested or received as of June 30, 2026; (b) up to $4,334,000 for operating expenses, of which we have requested and received $4,334,000 as of June 30, 2026; and (c) $3,300,000 to fund the cash payment portion of the purchase price of a patent portfolio acquired from Tower. In return we transferred to QF3 a right to receive a portion of net proceeds generated from the monetization of those patents. We used $3,300,000 proceeds from the QF3 financing as the cash payment portion of the purchase price of a portfolio acquired from Tower. Our obligations to QF3 are secured by the proceeds from the patents acquired with their funding, the patents and all general intangibles now or hereafter arising from or related to the foregoing and the proceeds and products of the foregoing.

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

 Portfolio Activity

In February 2024, HID brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al. (“Samsung”). In August 2024, Harbor Island Dynamic brought a patent infringement suit in the U.S. District for the Eastern District of Texas against NXP Semiconductors NV et. al. In September 2024, Samsung requested inter partes review of U.S. Patent 7,745,886, U.S. Patent 9,147,609, U.S. Patent 7,772,673 and U.S. Patent 9,245,826. The petitions for review were granted in April 2025. In February and March 2026, the Patent Trial and Appeal Board issued final written decisions canceling all claims of the four patents. HID has appealed the decision with respect to U.S. Patent 7,772,673 and requested director review of the decisions with respect to U.S. Patent 9,147,609 and U.S. Patent 9,245,826. Both petitions for director review were denied.

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

In August 2025, MR brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Texas Instruments, Inc.

In December 2025, Koyo brought patent infringement suits in the U.S. District for the Eastern District of Texas against Samsung Electronics Co., Ltd. et al. The action against Samsung was settled during the second quarter of 2026 and revenue for the three and six months ended June 30, 2026 represents revenue from the settlement.

In January 2026, MR brought a second patent infringement suit in the U.S. District for the Eastern District of Texas against Renesas Electronics Corporation.

In January 2026, Flash Uplink LLC, a wholly-owned subsidiary, brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Lenovo Group Limited et. al.

In February 2026, Flash Uplink LLC, brought a patent infringement suit in the U.S. District for the Eastern District of Texas against QNAP Systems Inc.

In May 2026, Taasera Licensing LLC, a wholly-owned subsidiary, brought a patent infringement suit in the U.S. District for the Eastern District of Texas against Bitdefender Holding BV et.al.

The actions by HID, MR, Flash and Taasera are pending.

Results of Operations

Three and Six months ended June 30, 2026 and 2025

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues (patent licensing fees)	$2,000,000	$—	$2,000,000	$—
Cost of revenue (litigation and licensing expenses)	2,348,206	4,789	4,058,377	8,285
Selling, general and administrative expenses	1,141,097	988,850	2,259,060	1,643,156
Loss from operations	(1,489,303)	(993,639)	(4,317,437)	(1,651,441)

Other income (expenses)
Change in fair value of warrant liability	(112,089)	26,468	(39,578)	26,179
Interest expense, net	(186,058)	(172,620)	(366,772)	(340,914)
Total other income (expenses)	(298,147)	(146,152)	(406,350)	(314,735)

Loss before income tax	(1,787,450)	(1,139,791)	(4,723,787)	(1,966,176)

Income tax expense	(330,000)	—	(330,000)	—

Net loss	$(2,117,450)	$(1,139,791)	$(5,053,787)	$(1,966,176)

During the three and six months ended June 30, 2026 we generated revenue from licenses pursuant to the settlement of patent infringement lawsuits by Koyo Licensing LLC, a wholly-owned subsidiary (“Koyo”), portfolio. The total settlement recovery is included in revenue and the associated costs are deducted as cost of revenue. We did not generate any revenue for the three and six months ended June 30, 2025. Cost of revenue for the three months ended June 30, 2026 and 2025 relating to patent service costs was approximately $2,348,000 and $5,000, respectively. Cost of revenue for the six months ended June 30, 2026 and 2025 relating to patent service costs was approximately $4,058,000 and $8,000, respectively. The substantial increase in cost of revenues is primarily due to increased litigation and licensing expenses associated with the MR portfolio which were funded from advances to fund litigation pursuant to the QPRC Finance financing along with the associated costs of the Koyo settlement recovery. The timing and amount of our revenue is dependent upon the results of litigation seeking to enforce our intellectual property rights, and we cannot predict when or whether we will have a recovery and how much of the recovery will be received by us after payments to legal counsel, to our funding sources, to inventors/former patent owners and to Intelligent Partners, all of whom or may have an interest in our share of the recovery from certain patent portfolios after deducting payments due to counsel and the litigation funding source.

Selling, general, and administrative expenses for the three months ended June 30, 2026 increased by approximately $152,000, or approximately 15%, compared to the three months ended June 30, 2025, primarily due to increased amortization expense related to the Monterey portfolio and increased professional fees. Selling, general, and administrative expenses for the six months ended June 30, 2026 increased by approximately $616,000, or approximately 37% compared to the six months ended June 30, 2025, primarily due to increased amortization expense related to the Monterey portfolio and increased professional fees. Our principal operating expenses for the three and six months ended June 30, 2026 were amortization of patents of approximately $575,000 and $1,148,000, respectively, compensation expense of approximately $180,000 and $360,000, respectively, professional fees of approximately $257,000 and $435,000, respectively and travel related expenses of approximately $18,000 and $76,000, respectively. Our principal operating expenses for the three and six months ended June 30, 2025 were amortization of patents of approximately $495,000 and $632,000, respectively, compensation expense of approximately $180,000 and $360,000, respectively, professional fees of approximately $210,000 and $382,000, respectively and travel related expenses of approximately $55,000 and $78,000, respectively.

Other income and expense for the three and six months ended June 30, 2026 included a loss on change in fair value of warrant liability of approximately $112,000 and $40,000, respectively. We recognized a gain on change in fair value of warrant liability of approximately $26,000 and $26,000 for the three and six months ended June 30, 2025, respectively. The fair value of the warrant liability is affected by the price of our common stock, so the liability increases as the stock price goes up, resulting in an expense, and decreases as the stock price goes down resulting in income from change in warrant liability. Other expense also reflects interest expense of approximately $186,000 and $367,000, respectively for the three and six months ended June 30, 2026 and approximately $173,000 and $341,000 for the three and six months ended June 30, 2025, respectively.

During the three and six months ended June 30, 2026, we had foreign income tax expense of $330,000 associated with the settlement recovery from the Koyo portfolio.

As a result of the foregoing, we incurred net loss of approximately $2,117,000, or $0.40 per share (basic and diluted) for the three months ended June 30, 2026 and net loss of approximately $5,054,000 or $0.95 per share (basic and diluted) for the six months ended June 30, 2026 compared to net loss of approximately $1,140,000, or $0.21 per share (basic and diluted) for the three months ended June 30, 2025 and net loss of approximately $1,966,000, or $0.37 per share (basic and diluted) for the six months ended June 30, 2025.

Liquidity and Capital Resources

At June 30, 2026, we had current assets of approximately $927,000 and current liabilities of approximately $32,053,000. Our current liabilities include funding liabilities to QF3 and QPRC Finance of approximately $26,319,000 which are only payable from money generated from the monetization of intellectual property, loans payable of approximately $2,796,000, a warrant liability of approximately $259,000, accounts payable and accrued liabilities of approximately $290,000, and accrued interest of approximately $2,250,000. As of June 30, 2026, we have an accumulated deficit of approximately $39,928,000 and a negative working capital of approximately $31,125,000. Other than salary and pension benefits to our chief executive officer, we do not contemplate any other material operating expense requiring cash in the near future other than normal general and administrative expenses and legal fees, including expenses relating to our status as a public company filing reports with the SEC.

The following table shows the summary cash flows for the six months ended June 30, 2026 and 2025:

	Six Months Ended June 30,
	2026	2025
Cash flows used in operating activities	$(3,767,576)	$(977,364)
Cash flows used in investing activities	-	(9,000,000)
Cash flows provided by financing activities	4,055,576	9,750,000
Net increase (decrease) in cash	288,000	(227,364)
Cash and cash equivalents at beginning of period	192,606	482,023
Cash and cash equivalents at end of period	$480,606	$254,659

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

We cannot predict the success of any pending or future litigation. Typically, our agreements with the funding sources provide that the funding sources will participate in any recovery which is generated. We believe that our financial condition, our history of losses and negative cash flow from operations, absence of recurring revenue and our low stock price make it difficult for us to raise funds in the debt or equity markets.

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

Going Concern

We have an accumulated deficit of approximately $39,928,000 and negative working capital of approximately $31,125,000 as of June 30, 2026. We have a history of losses, including a loss of $5,053,787 on revenues of $2,000,000 for the six months ended June 30, 2026 and a loss of $8,491,508 on no revenue for the year ended December 31, 2025, and can give no assurance that we will generate income in the future. Because of the Company’s history of losses, our working capital deficiency, the uncertainty of future revenue, our obligations to QPRC Finance, Intelligent Partners and QF3, the low stock price of our common stock and the absence of an active trading market in its common stock, our ability to raise funds in the equity market or from lenders is severely impaired. These conditions, as well as any adverse consequences which would result from our failure to meet the continued listing requirements of the OTCQB, raise substantial doubt as to our ability to continue as a going concern. Our revenue is generated exclusively from license fees generated from litigation seeking damages for infringement of its intellectual property rights and the amount and timing of revenue is dependent upon the success of litigation seeking to enforce our intellectual property rights. Although we may seek to raise funds and to obtain third-party funding for litigation to enforce our intellectual property rights, the terms and availability of such funds is uncertain. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Off-Balance Sheet Arrangements

We do not have any material off balance sheet arrangements that have or are reasonably likely to have a material future effect on our results of operations or financial condition.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Management’s Conclusions Regarding Effectiveness of Disclosure Controls and Procedures

We conducted an evaluation of the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”), as defined by Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2026, the end of the period covered by this Quarterly Report on Form 10-Q. The Disclosure Controls evaluation was done under the supervision and with the participation of management, including our chief executive officer and acting chief financial officer, which positions are held by the same person. There are inherent limitations to the effectiveness of any system of disclosure controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. Based upon this evaluation, our chief executive officer and acting chief financial officer concluded that, due to the material weaknesses in our internal control over financial reporting, our disclosure controls and procedures were not effective as of June 30, 2026, such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to the chief executive officer and acting chief financial officer, as appropriate to allow timely decisions regarding disclosure.

Changes in Internal Control over Financial Reporting

During the period ended June 30, 2026, there were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We plan to enhance our processes to identify and appropriately apply applicable accounting requirements to better evaluate and understand the nuances of the complex accounting standards that apply to our financial statements keeping in mind the limitation resulting from our limited resources and our not having a full-time chief financial officer with an accounting background. As previously disclosed, management has determined that our internal control over financial reporting contains material weaknesses due to the absence of segregation of duties, as well as lack of qualified accounting personnel and excessive reliance on third-party consultants for accounting, financial reporting and related activities. The lack of any separation of duties, with the same person, who is our only full time employee, serving as both chief executive officer and acting chief financial officer, and who does not have an accounting background, makes it unlikely that we will be able to implement effective internal controls over financial reporting in the near future.

Item 5. Other Information

During the three months ended June 30, 2026, no officer or director adopted or terminated any contract, instruction or written plan for the purchase or sale of securities of the Company intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any non-Rule 10b5-1 trading arrangement.

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

Date: August 14, 2026

QUEST PATENT RESEARCH CORPORATION

By:	/s/ Jon C. Scahill
Jon C. Scahill
Chief Executive Officer and Acting Chief Financial Officer

